Form 10-K
period 1994-01-29
EAGLE FOOD CENTERS INC
filed 1994-04-29
CIK 30908

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                                FORM 10-K


 Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 29, 1994 or


                       Commission File No.  0-17871

                         EAGLE FOOD CENTERS, INC.

          (Exact name of registrant as specified in its charter)

                 Delaware
     (State or other jurisdiction of                     36-3548019
     incorporation or organization)                    (IRS Employer
                                                    Identification No.)

              Rt. 67 & Knoxville Road, Milan, Illinois 61264
                 (Address of principal executive offices)

 Registrant's telephone number including area code  (309) 787-7730

 Securities registered pursuant to Section 12(b) of the Act:  None

 Securities registered pursuant to Section 12(g) of the Act:  Common Stock

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes   X     No

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form K.

 The aggregate market value of the voting stock held by non-affiliates of the Registrant was $20,785,034 as of April 25, 1994.

 The number of shares of the Registrant's Common Stock, par value one cent (0.01) per share, outstanding April 25, 1994 was 11,051,994.

 Documents incorporated by reference include:
     1) Portions of the definitive Proxy Statement to be filed with the Commission on or before May 10, 1994 with respect to the annual meeting of shareholders are incorporated by reference into Part III.


                            1   of         Pages
                  Exhibit Index appears on page

                    FISCAL YEAR ENDED JANUARY 29, 1994
                         FORM 10-K ANNUAL REPORT

                            TABLE OF CONTENTS


                                     PART I



 Item 1 Business............................................   3

 Item 2 Properties..........................................   9

 Item 3 Legal Proceedings...................................  10

 Item 4 Submission of Matters to a Vote of Security Holders.  10

        Executive Officers of the Registrant................  11



                                 PART II


 Item 5 Market for the Registrant's Common Equity and
        Related Shareholder Matters......................... 13

 Item 6 Selected Financial Data............................. 14

 Item 7 Management's Discussion and Analysis of Financial
        Condition and Results of Operations................. 16

 Item 8 Financial Statements and Supplementary Data......... 22

 Item 9 Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure................. 37


                                 PART III


Item 10 Directors and Executive Officers of the Registrant.. 37

Item 11 Executive Compensation.............................. 37

Item 12 Security Ownership of Certain Beneficial Owners
        and Management...................................... 37

Item 13 Certain Relationships and Related Transactions...... 37


                                 PART IV


Item 14 Exhibits, Financial Statement Schedules and
        Reports on Form 8-K................................ 38

                                  PART I

ITEM 1:  BUSINESS

GENERAL

 Eagle Food Centers, Inc. (the "Company" or "Eagle"), is a Delaware Corportion. It is a leading regional supermarket chain which owns and operates 102 supermarkets in the Quad Cities area of Illinois and Iowa, northern Illinois, central Illinois, eastern Illinois, eastern Iowa, and the Chicago/Fox Valley and northwestern Indiana area under the trade names "Eagle Food Centers", "Eagle Country Markets", "Eagle Country Warehouse", and "BOGO's." Eagle supermarkets offer a full line of groceries, meats, fresh produce, dairy products, delicatessen and bakery products, health and beauty aids and other general merchandise, as well as video rental and floral service.


STORE DEVELOPMENT AND EXPANSION

 Eagle currently operates stores in the general  four formats discussed below.

     Eagle Country Markets use a unique format introduced by management in 1991. Since that time, seven new Eagle Country Market stores have been opened and 63 Eagle Food Centers have been remodeled in the Eagle Country Market format. Management initiated this repositioning program to distinguish its retail presentation from that of its competitors. The first Eagle Country Market store was selected by Chain Store Age Executive as its "1991 Retail Store of the Year." The Eagle Country Market format includes flooring designed to resemble wooden slats, old-fashioned street lamps, country artifacts and wood display tables. Displays and department presentations give the impression of having entered a turn-of-the-century main street in a midwestern country town. A small sign beneath the Eagle Country Market banner says "since 1893," a reference to how long Eagle, through its predecessors, has been in business and a further reinforcement of the store's "country image." Extra space has been devoted to expanded perishable departments, tying together produce, full-service delicatessen, service bakery, service seafood and meat departments, and, in certain stores, floral and video rental departments and an Eagle Country Cafe offering high quality products that are ready to eat, heat or cook. All newly-built Eagle Country Markets are designed to encourage shoppers to walk through the higher margin "Power Aisle," which includes extensive perishable offerings in the Eagle Country Harvest, Eagle Country Oven and Eagle Country Smokehouse departments, and ready-to-eat prepared foods in the Eagle Country Cafe. Eagle Country Markets tend to be larger stores ranging from 38,000 square feet to 56,000 square feet for new stores. The pricing strategy in the Eagle Country Markets is the same as in Eagle Food Centers-- namely, to offer overall lower prices than comparable supermarket competition.

     Eagle Country Warehouse, an extension of the Eagle Country Market concept, was introduced in 1992 to capitalize on an expanding high volume, lower price market niche. The Company currently has four such warehouse-type stores in operation. These 53,000 or larger square foot stores contain the full complement of perishable and specialty departments and are currently located in metropolitan areas where the Company believes it can capitalize on popular demand for the warehouse shopping experience while providing a greater variety of perishables and more customer services than the traditional warehouse club. The pricing strategy at the Eagle Country Warehouses is to price products at a discount to conventional supermarkets but at a premium to traditional warehouse clubs.

     Eagle Food Centers use a traditional supermarket format ranging in size from 16,500 square feet to 42,000 square feet. The Company currently has 27 stores operating under this format. These stores offer a full range of groceries, meats, fresh produce, dairy products, delicatessen and bakery products, health and beauty aids and other general merchandise and many stores offer video rental and floral departments as well. Eagle Food Centers offer overall low prices while providing high quality products and a service-oriented shopping experience.

     BOGO's Food and Deals uses an experimental, limited assortment format covering approximately 2,000 stock-keeping units of groceries, produce, meat, health and beauty aids, and general merchandise. The purpose of these stores is to take advantage of consumer demand for deep discount stores in less densely populated markets. The Company currently operates one BOGO's store opened in a previous Eagle Food Center location. BOGO's operates on three pricing themes: BOGO (buy one-get one free), buy one-get the second at half price, and BOGO everyday low price.

     Management intends to build its future store development strategy around the Eagle Country Market/Eagle Country Warehouse formats. As part of its store development program, management continuously reviews the performance of all its stores and expects to implement a variety of strategies, including converting or modifying certain store formats as well as selling, subleasing or closing underperforming stores, to improve profitability.

     The Company has undertaken a more aggressive store development program to identify markets for new stores and obtain the best potential new store locations available in any target market. In this effort, it has contracted with Oakridge Properties, Ltd. to manage and direct its real estate activities, including the identification and acquisition of new store sites and disposal of closed or underproductive facilities. Management intends to focus the Company's expansion within existing markets or new markets within 200 miles of its central distribution facility in Milan, Illinois where the utilization of existing distribution, marketing and support systems is advantageous to its cost structure. Within these markets, the Company expects to select sites for its stores based upon factors such as existing competition, demographic composition and available locations. Traditionally, the Company has preferred to lease stores from local developers and it has continued this strategy wherever appropriate and cost-effective. Developers have encountered difficulty in obtaining financing in the recent past, and it has been necessary for the Company to purchase land and build stores itself, which the Company will attempt to finance by sale/leasebacks or mortgage financing. The Company's engineering department establishes specifications and prepares plans for all Company construction projects as well as supervises all work performed on those projects.

STORE OPERATIONS

     The Company's geographic market is divided into six areas, each having an Area Vice President of Operations who is responsible for approximately eighteen stores. Areas and stores operate with a certain degree of autonomy to take advantage of local market and consumer needs. Areas and stores are responsible for store operations, employee recruitment and development, community affairs and other functions relating to local operations.

     Store managers are given relatively broad discretion in tailoring merchandise and services to the diverse needs of customers in the particular community. Employee involvement and participation has been encouraged through town hall meetings with senior management, district advisory boards and store management team incentive bonus programs for sales and earnings improvement.

COMPUTER AND INFORMATION SYSTEMS

     Management uses technology as a means of enhancing productivity, controlling costs, providing an easier shopping experience for customers and learning more about shoppers' buying habits. The Company owns a royalty-free license from its former parent, Lucky Stores, Inc. to use or modify all computer software programs used for information processing, including the merchandising information system which links the Company's head office, its central distribution facility and individual stores. This system facilitates purchasing and receiving, inventory management, warehouse reordering, accounts payable and store point-of-sale processing and also evaluates sales and purchasing trends, economical order size, delivery lead times and other factors.

     In order to perform time and attendance reporting, labor scheduling and shelf label printing applications, the Company has installed IBM AS-400's in each store and is preparing plans for a direct store delivery application. The Company has upgraded its point-of-sale systems to IBM 4680 generation equipment through a $10.0 million capital lease. The new systems provide increased productivity and service, improved financial controls, the ability to offer electronic couponing, and a platform for developing the Eagle Savers' Card, a customer-specific identification card designed to facilitate targeted marketing and frequent shopper programs.


     The Company has implemented several programs providing various banking and funds transfer services in certain of its stores. All of its Quad Cities and Iowa stores have electronic funds transfer machines ("EFT") at the checkout counters. This program allows customers to use bank debit cards (automated teller machine cards) to pay for their purchases. Implementation of EFT at the Company's stores has reduced costs by eliminating the delay between receipt of cash or checks at store locations and the depositing of useable funds in the Company's bank accounts. Seventeen of the Company's stores have installed Automated Teller Machines ("ATMs"), providing customers with access to the full range of banking services associated with ATMs. Additionally, fourteen other stores have bank debit card reading equipment situated at customer service counters, allowing customers, with the assistance of customer service representatives, to access bank accounts to effect a full range of banking
 transactions.   These same fourteen stores have electronic check authorization terminals at each checkout lane. Also, the Company leases space to branch banks in five of its stores. Management anticipates expanding these programs into additional stores.

     During fiscal 1993, the Company installed the equipment to accept credit cards in all stores. During fiscal 1992 only three stores and all of the Company's 15 individual pharmacy departments were able to allow customers to pay for their purchases with MasterCard, Visa or Discover credit cards.

MERCHANDISING STRATEGY

     Eagle's strategy is to maintain its position as a price leader compared to other supermarket competitors and to strengthen its image as a high quality, service-oriented supermarket chain and a provider of high quality perishables. The Company strives to offer its customers one-stop shopping convenience and price value for all of their food shopping needs.

      Customer Service

          Eagle delivers a wide variety of customer services. Most stores provide customer services such as video rental, check cashing, film processing, lottery ticket and money order sales, and UPS shipping. All stores provide quick, friendly checkout service. Management intends as part of its current strategy to further enhance customer service through training of in-store employees.

       Selection

          A typical Eagle store carries over 23,000 items, including food and general merchandise. The Company carries nationally advertised brands, an extensive selection of top quality private label products and a variety of generic products. The Company believes that it currently offers a wider selection of private label products than any of its competitors. All stores carry a full line of dairy, frozen food, health and beauty aids and selected general merchandise. In addition, most stores have service delicatessens and bakeries and some stores provide additional specialty departments such as ethnic food items, floral service, seafood service, salad bars and in-store banking facilities. The Company has recently developed a range of premium quality Eagle Country Market products such as ice cream, chocolate milk, carrot cake, bacon and ham.


       Promotion

          The Company's promotion and merchandising strategy focuses on its image as a high-quality, service-oriented supermarket chain while reinforcing its reputation for price leadership and high quality perishables. Eagle has an aggressive couponing policy and at times offering double and triple couponing. Through its store personnel, the Company takes an active interest in the communities in which it operates. The Company also contributes funds, products and services to local charities and civic groups.

      Consumer Research

          The Company utilizes consumer research to track customer attitudes and the market shares of the Company and its competitors. The Company also has a continuous program of soliciting customer opinions in all of its market areas through the use of in-store customer comment cards. This data enables management to respond to changing consumer needs, direct advertising to specific customer perceptions and evaluate store services and product offerings.



ADVERTISING STRATEGY

    The Company utilizes a broad range of print and broadcast advertising in the markets it serves. In addition, the Company seeks additional co-op advertising reimbursements from major vendors. The additional co-op advertising has allowed the Company to broaden its exposure in various media.

     The Company eliminated its in-house advertising department in December of 1993. These services are now being purchased from third party providers. This allowed the Company to make use of technology in a quicker fashion.


PURCHASING AND DISTRIBUTION

     The Company's stores are located an average of approximately 120 miles from the Company's central distribution facility located in Milan, Illinois. This complex includes the Company's executive offices, warehouse, areas used for receiving, shipping and trailer storage and a truck repair facility. The complex is located adjacent to the interstate highway system and is also served by a rail spur which runs into an enclosed rail dock.

     The Company supplies approximately 70% of its stores' inventory requirements from its 935,332 square foot central distribution facility (which contains approximately 189,072 square feet of refrigerated and freezer space). The remaining 30% of the stores' inventory requirements are supplied through orders placed with outside suppliers by individual stores. The Company's purchasing and distribution functions are managed through its central merchandising system.

     The Company's purchasing and distribution operations permit rapid turnover at its central distribution facility, allowing its stores to offer consistently fresh, high-quality dairy products, meats, produce, bakery items and frozen foods. Also, centralized purchasing and distribution reduces the Company's cost of merchandise and related transportation costs by allowing the Company to take advantage of volume buying opportunities and manufacturers' promotional discounts and allowances and by minimizing vendor distribution costs. The Company engages in forward buying programs to take advantage of price discounts. Due to its proximity to Chicago and other major markets, the Company is able to reduce cost of goods sold by "backhauling" merchandise to its Milan central distribution facility.

COMPETITION

     The food retailing business is highly competitive. The Company is in direct competition with national, regional and local chains as well as independent supermarkets, warehouse stores, membership warehouse clubs, hypermarkets, limited assortment stores, discount drug stores and convenience stores. The Company also competes with local food stores, specialty food stores (including bakeries, fish markets and butcher shops), restaurants and fast food chains. The principal competitive factors include store location, price, service, convenience, product quality and variety. The number and type of competitors vary by location, and the Company's competitive position varies according to the individual markets in which the Company does business. The Company's principal competitors operate under the trade names of Jewel, Hy-Vee, Dominicks, Kroger, Cub and Sam's. Management believes that the Company's principal competitive advantages are its low price perception, the attractive new Eagle Country Market store format, concentration in certain markets and expanding service and product offerings.

TRADEMARKS, TRADE NAMES AND LICENSES

     The Company uses various trademarks and service marks in its business, the most important of which are the "Eagle Country Market ", "5-Star Meats ", "Lady Lee " and "Harvest Day " trademarks and the "Eagle" and "Eagle Country Market" service marks. Each such trademark is federally registered. Pursuant to a trademark license agreement (the "Trademark License Agreement") entered into with the Company's former parent, Lucky Stores, Inc., the Company has been granted the royalty-free use of the "5-Star Meats ", "Lady Lee " and "Harvest Day " trademarks until November 30, 2007. The Trademark License Agreement permits the Company to use the licensed trademarks only in the states of Illinois, Indiana, Iowa, Michigan, Ohio, Wisconsin, Kentucky and Minnesota. Lucky Stores, Inc. has agreed not to grant to any other person the right to use such trademarks in the states of Illinois, Indiana and Iowa during the period of the license to the Company.

EMPLOYEES AND LABOR RELATIONS

     At the end of fiscal 1993, the Company had 8,364 employees, 548 of whom were management and administrative employees and 7,816 of whom were hourly employees. Of the Company's hourly employees, 7,735 are represented by 19 separate locals which are associated with five international unions. Store employees are represented by several locals of the United Food and Commercial Workers; warehouse employees, warehouse and bakery drivers and office and clerical workers are represented by Teamsters Local 371; bakery plant workers are represented by Bakery and Confectionery Workers Union Local 36; and bakery plant operating engineers are represented by Operating Engineers Local 150.

     A total of eleven collective bargaining contracts are currently in negotiations and an additional six contracts will expire in 1994 covering employees in approximately 90% of the Company's stores.

     The Company values its employees and believes that its relationship with them is good. Several employee relations programs have been introduced, including measures that allow employees to participate in store level decisions, safety incentive programs, store and area level advisory boards and store management team incentive bonus programs. In addition, the Company continued its employee stock purchase program and scholarship program established for employees' children.

ITEM 2:  PROPERTIES

STORES

 The Company currently operates 102 stores, ranging in size from 16,500 to 67,500 square feet, with an average size of 35,520 square feet. Eighteen of the Company's stores are owned in fee by the Company. The Company is the lessee or sublessee for the remaining 84 stores.

   Selected statistics on Eagle retail food stores are presented below:
                                                  Fiscal Year Ended
                                          January 29,  January 30,  February 1,
                                             1994         1993         1992
 Average total sq. ft. per store .          35,520       34,023       33,015
 Average total sq. ft. selling
   space per store . . . . . . . .          26,245       25,187       24,481

 Stores beginning of year. . . . .             108          109          107
 Opened during year. . . . . . . .               3            5            5
 Major remodels(1) . . . . . . . .              13           18            7
 Closed during year. . . . . . . .               9            6            3
 Stores end of year. . . . . . . .             102          108          109

 Size of stores at end of year:
 Less than 25,000 sq. ft.. . . . .               5            6            7
 25,000--29,999 sq. ft.. . . . . .              37           43           48
 30,000--34,999 sq. ft.. . . . . .               7            9            9
 35,000--44,999 sq. ft.. . . . . .              43           44           43
 45,000 sq. ft. or greater . . . .              10            6            2

 Types of Stores
 Eagle Country Markets . . . . . .              70           52           17
 Eagle Country Warehouses. . . . .               4            1            0
 Eagle Food Centers. . . . . . .                27           53           92
 BOGO's Food and Deals . . . . . .               1            2            0

 (1) A remodeling project which costs $100,000 or more.


    Eagle stores contain various specialty departments such as full service delicatessen (99 stores), bakery (92 stores), floral (63 stores), video rentals (57 stores), pharmacy (19 stores), seafood (22 stores), alcoholic beverages
 (78 stores) and Eagle Country Cafe (22 stores).

    Most of the leases and subleases for the stores contain renewal options for periods ranging from five to thirty years. The Company is required to pay fixed rent and a percentage (ranging from 0.75% to 1.5%) of its gross sales in excess of stated minimum gross sales amounts under 87 of the leases and subleases. The Company also has subleases on approximately 35 former store locations and has eight vacant former store properties with continuing rent obligations which the Company is attempting to sublease. For additional information on leased premises, see Note H in the notes to the Company's consolidated financial statements included elsewhere in this document.

CENTRAL DISTRIBUTION AND BAKERY FACILITIES

    The Company leases its central distribution facility under a lease expiring in 1997 with a 10-year renewal option. The Company's central distribution facility contains a total of 935,332 square feet of space.

    The Company's central bakery is a 49,000 square foot facility located in Rock Island , Illinois, three miles from the central distribution facility. The Company's lease for the bakery facility expires in 1996 and has three five-year renewal options.

    The Company is the sublessee of a distribution facility located in Westville, Indiana which was closed in 1985. In 1988, the Company entered into an agreement with a sub-sublessee under which the Company is recovering a portion of its rent obligations for this facility. For more information, see "Reserve for Closed Stores and Warehouse" in Note B of the notes to the Company's consolidated financial statements included elsewhere in this document.

    For the most part, store fixtures and equipment, leasehold improvements and transportation and office equipment are owned by the Company. The total cost of the Company's ownership of property and equipment is shown in Note E of the notes to the Company's consolidated financial statements .

ITEM 3:  LEGAL PROCEEDINGS

 The Company is not a party to any material pending legal proceedings other than routine litigation incidental to the Company's business.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1993.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information with respect to the persons who are executive officers of the Company. Each director serves until a successor is elected and qualified.

 Name                       Age   Position(s) Held

 Pasquale V. Petitti (1)    64    Chief Executive Officer, President and
                                    Director
 Herbert T. Dotterer        49    Senior Vice President--Finance and
                                    Administration, Chief Financial Officer,
                                    Secretary and Director
 Philip B. Murphy           45    Senior Vice President--Marketing
 Robert L. Jaynes           46    Senior Vice President--Operations

 (1) Mr. Petitti succeeded Gerald E. Barber as President and Chief Executive Officer as of April 13, 1994.

    The business experience of each of the executive officers during the past five years is as follows:

    Mr. Petitti served as Director from June 1989 until April 1993 and President and Chief Executive Officer from September 1989 through April 1992 when he retired as an officer of the Company. Mr. Petitti resumed the positions of Director, President and Chief Executive Officer in April 1994. Previously, Mr. Petitti had been with the Company or its predecessor since 1957.

    Mr. Dotterer, who was named Secretary and a Director of the Company in February 1992, served as Controller from August 1988 until June 1990 when he became Vice President--Finance, Chief Financial Officer. He became Senior Vice President, Finance and Administration in January, 1994. Prior to August 1988, Mr. Dotterer held various positions with The Kroger Co. and Jewel Companies, Inc. Mr. Dotterer has 32 years of experience in the supermarket industry.

    Mr. Murphy has served as Senior Vice President--Marketing since May 1991. Most recently, Mr. Murphy was employed by Twin County Grocers as Director of Merchandising. He was previously Vice President of Procurement/Marketing for Kraft Food Services and has held various positions with Jewel Companies and The National Tea Company. Mr. Murphy has 26 years of experience in the supermarket industry.

    Mr. Jaynes has served as Senior Vice-President--Operations since
 September 1993. Prior to September 1993, Mr. Jaynes served as Vice President of Azar Nut Company from November 1989 until August 1993. Mr. Jaynes was previously President, Chief Executive Officer and Chairman of the Board of Quality Plus Stores, a food retailer located in El Paso, Texas. Mr. Jaynes has 30 years experience in the supermarket industry.

    The Company's directors are elected annually to serve until the next annual meeting of shareholders and until their successors have been elected and qualified. None of the directors or executive officers listed herein is related to any other director or executive officer.

    Section 16(a) of the Securities Exchange Act of 1934 requires the
 Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

    To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the two fiscal years ended January 29, 1994 all
 Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

                                   PART II


ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

 The Company's common stock trades on the NASDAQ National Market System under the symbol "EGLE". The stock began trading on July 27, 1989. The following table sets forth, by fiscal quarter, the high and low sale prices reported by the NASDAQ National Market System for the periods indicated. As of April 1, 1994, there were approximately 1,800 beneficial holders of shares.


                                    Year Ended
                                  January 29, 1994
                                    High      Low
 First Quarter                     $8 1/4    $6 1/4
 Second Quarter                     8         6
 Third Quarter                      6 3/4     5 1/2
 Fourth Quarter                     6 1/2     5

                                      Year Ended
                                    January 30, 1993
                                    High       Low
 First Quarter                      $8 3/4    $6
 Second Quarter                      8 1/2     6 1/4
 Third Quarter                       7 1/2     6
 Fourth Quarter                      8 1/4     6



 There were no dividends paid in 1993 or 1992.  The Indenture underlying the
 Company's    Senior Notes and the Revolving Credit Agreement contain
 restrictions on the payment of dividends. (See Note F of the notes to the Company's financial statements). The Company does not intend to pay dividends in the foreseeable future.

ITEM 6:  SELECTED FINANCIAL DATA

  The following table represents selected financial data of the Company on a consolidated basis for the five fiscal years ended January 29, 1994.

  The selected historical financial data for the five fiscal years ended
 January 29, 1994 are derived from the consolidated financial statements of the Company which have been audited by Deloitte & Touche accountants.

  The selected financial data set forth below should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this document.
                             Year Ended   Year Ended   Year Ended   Year Ended   Year Ended
                             January 29,  January 30,  February 1,  February 2,  February 3,
                                1994         1993         1992         1991        1990
                                                                    (53 Weeks)
                                    (dollars in thousands, except per share data)
Consolidated Operating Data:
Sales. . . . . . . . . . . . $1,062,348   $1,081,538   $1,112,203   $1,124,930   $1,130,355
Gross margin . . . . . . . .    269,188      269,967      278,636      283,062      279,854
Selling, general and
  administrative expenses. .    225,123      218,874      231,090      234,178      225,708
Store closing and asset
  revaluation(1) . . . . . .     17,015           --           --       19,674           --
Depreciation and
  amortization . . . . . . .     22,748       21,381       18,450       18,382       21,693
                              ----------   ----------   ----------   ----------   ----------
Operating income . . . . . .      4,302       29,712       29,096       10,828       32,453
Interest expense . . . . . .     14,244       16,451       13,743       13,925       15,104
                              ----------   ----------   ----------   ----------   ----------
Earnings (loss) before
  income taxes &
  extraordinary charge . . .     (9,942)      13,261       15,353       (3,097)      17,349
Income taxes
  (benefit)(2) . . . . . . .     (3,779)       5,039        6,126       (1,237)       6,801
Extraordinary charge(3). . .      3,969           --           --           --           --
                              ----------   ----------   ----------   ----------   ----------
Net earnings (loss)  . . . .  $ (10,132)  $    8,222   $    9,227   $   (1,860)  $   10,548
                              ==========   ==========   ==========   ==========   ==========
Earnings (loss) per common
  share. . . . . . . . . . .  $    (.91)  $      .74   $      .82   $     (.16)  $      .92
OTHER DATA:
EBITDA (4) . . . . . . . . .  $   44,065  $   51,093   $   47,546   $   48,884   $   54,146
Capital expenditures
  (including capital
  leases). . . . . . . . . .  $   32,008  $   33,000   $   40,300   $   32,600   $   16,900
EBITDA as percentage
  of sales . . . . . . . . .       4.15%       4.72%        4.27%        4.35%        4.79%
Ratio of EBITDA to
  interest expense . . . . .       3.09x       3.11x        3.46x        3.51x        3.58x
Ratio of total debt
  (including capital
  leases) to EBITDA. . . . .       2.86x       2.29x        2.09x        1.85x        1.70x
CONSOLIDATED BALANCE
  SHEET DATA
  (at period end):
Total assets . . . . . . . .  $  335,165   $ 331,809   $  307,351   $  283,413   $  272,604
Total debt (including
  capital leases). . . . . .     126,126     116,990       99,368       90,357       91,919
Total shareholders'
  equity . . . . . . . . . .      61,746      71,389       64,696       55,469       58,934

(1) Represents a charge of $17.0 million in fiscal 1993 and $19.7 million in fiscal 1990 to provide for costs of closing certain stores and asset revaluations in connection therewith. See Notes B and D of the notes to the Company's consolidated financial statements included elsewhere in this document.

(2) Income taxes for the fiscal year ended February 3, 1990 are on a pro forma basis as if the Company had filed Federal, State and local tax returns as a taxable corporate entity retroactive to November 10, 1987.

(3) The extraordinary charge of $4.0 million is related to the early retirement of debt.

(4) Earnings before interest, income taxes, depreciation, amortization and, with respect to fiscal 1993 and 1990, store closing charges and, with respect to fiscal 1993, extraordinary charges.

PAGE

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain key operating statistics as a percentage of sales for the periods indicated:

                           Year Ended  Year Ended  Year Ended  Year Ended  Year Ended
                           January 29, January 30, February 1, February 2, February 3,
                              1994        1993        1992        1991        1990

Operations Statement Data:
 Sales. . . . . . . . . . .   100.00%    100.00%     100.00%     100.00%     100.00%
 Gross margin . . . . . . .    25.34      24.96       25.05       25.16       24.76
 Selling, general and
  administrative expenses .    21.20      20.24       20.77       20.82       19.97
 Depreciation and
  amortization expenses . .     2.14       1.98        1.66        1.63        1.92
 Operating income before
  store closing and
  asset revaluation . . . .     2.00       2.75        2.62        2.71        2.87
 Provision for store
  closing and asset
  revaluation . . . . . . .     1.60         --          --        1.75          --
 Interest expense . . . . .     1.34       1.52        1.24        1.24        1.34
 Earnings (loss) before
  income taxes and
  extraordinary charge. . .    (0.94)      1.23        1.38       (0.28)       1.53
 Income taxes (benefit) . .    (0.36)      0.47        0.55       (0.11)       0.60
 Extraordinary charge . . .     0.37         --          --          --          --
 Net earnings (loss). . . .    (0.95)%     0.76%       0.83%      (0.17)%      0.93%

RESULTS OF OPERATIONS

SALES
                                 Year Ended    Year Ended  Year Ended
                                   1/29/94       1/30/93      2/1/92
          Sales. . . . .         $1,062,348   $1,081,538   $1,112,203
          Percent Change . . . .     (1.8)%       (2.8)%       (1.1)%


 Sales for fiscal 1993 were $1.062 billion, a decrease of $19.2 million or
 1.8 % from fiscal 1992. Same store sales declined 3.4% from fiscal 1992 to fiscal 1993. The sales decline was primarily attributable to increased competition, including new store openings and expansions by competitors, and adverse weather conditions in the midwest during the summer.

 Sales for fiscal 1992 were $1.082 billion, a decrease of $30.7 million or 2.8% from fiscal 1991. Same store sales declined 5.3% from fiscal 1991 to fiscal 1992. The sales decline was primarily attributable to increased competition, including new store openings and expansions by competitors, and the continuation of adverse general economic conditions, offset to some extent by improving sales in certain of the Eagle Country Market stores.

GROSS MARGIN

 Gross margin as a percentage of sales increased to 25.34% in fiscal 1993 from 24.96% in fiscal 1992 and 25.05% in fiscal 1991. Margin rates increased in fiscal 1993 due to improved product mix and margin, and a reduction in warehousing and distribution costs. Margin rates were adversely affected in fiscal 1992 and fiscal 1991 by competitive and economic conditions that required increased promotional discount activity, partially offset by improved sales in higher-margin perishable departments, reductions in inventory shrinkage and improved buying practices. Gross margin included a slight charge for LIFO in fiscal 1993 and a LIFO credit of 0.03% of sales in fiscal 1992 and a LIFO charge of 0.04% of sales in fiscal 1991.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

 Selling, general and administrative expenses as a percentage of sales were 21.20% in fiscal 1993 and 20.24% in fiscal 1992 compared to 20.77% in fiscal 1991. Total selling, general and administrative expenses were $6.3 million higher in fiscal 1993 than fiscal 1992, primarily due to employee benefits and service related hours. Selling, general and administrative expenses were $12.2 million or 5.3% lower in fiscal 1992 than fiscal 1991. Reductions in advertising, administrative overhead and workers' compensation costs resulted in the improvement in the expense rate in fiscal 1992 and more than offset increased occupancy and employee benefit costs.

EARNINGS BEFORE INTEREST, INCOME TAXES, DEPRECIATION AND AMORTIZATION
 ("EBITDA")

 EBITDA for fiscal 1993 declined to $44.1 million or 4.15% of sales (before the store closing charge) from fiscal 1992 of $51.1 million or 4.72% of sales and $47.5 million or 4.27% of sales in fiscal 1991. Despite decreases in sales and gross margins, EBITDA increased by 7.5% in fiscal 1992 as compared with fiscal 1991, primarily due to reduction in selling, general and administrative expenses.

DEPRECIATION AND AMORTIZATION EXPENSE

 Depreciation and amortization expense as a percentage of sales was 2.14% in fiscal 1993 as compared to 1.98% in fiscal 1992 and 1.66% in fiscal 1991. Both the fiscal 1993 and fiscal 1992 increases reflected higher investment in new stores and Eagle Country Market conversions.

STORE CLOSING AND ASSET REVALUATION

 The Company provided a $17.0 million charge in the fourth quarter of fiscal 1993 to cover the costs of store closings and asset revaluations to write down potentially unrealizable book values. The store closing charge also provides for the closing costs, writedown of assets to estimated net realizable values and estimated occupancy costs until disposition for 13 stores intended to be closed in fiscal 1994. The annualized losses on the five stores closed at the end of fiscal 1993 and the thirteen to be closed in fiscal 1994 are approximately $2.9 million before overhead charges. Approximately one-half of the charge was to write down book values of property and equipment to estimated realizable values. This plan is designed to increase the overall profitability of the Company by closing these locations that have not met profitability expectations or which will be replaced by a new store. See Notes B and D of the notes to the Company's consolidated financial statements.

OPERATING INCOME

 Operating income for fiscal 1993 was $4.3 million or .40% of sales. Before the store closing charge, operating income would have been $21.3 million or 2.00% of sales. Operating income was $29.7 million or 2.75% of sales in fiscal 1992, and $29.1 million or 2.62% of sales in fiscal 1991. Improved margins were not enough to offset lower sales and increased selling, general and administrative expenses in fiscal 1993. Store wages and related benefits and taxes increased $4.4 million from fiscal 1992 to 1993. The reduction in selling, general and administrative expenses more than offset sales declines and declining gross margins for fiscal 1992.

INTEREST EXPENSE

 Interest expense decreased to 1.34% of sales in fiscal 1993 from 1.52% of sales in fiscal 1992 compared to 1.24% of sales in fiscal 1991. In fiscal 1993 the interest declined due to the restructuring of the long term debt. The 13 1/2% Senior Subordinated Notes were retired and replaced with 8 5/8% Senior Notes during Fiscal 1993. In fiscal 1992, there was a one time, non-recurring charge of $960,000, or 0.09% of sales, in interest expense for an incentive payment to the holders of the 13 1/2% Senior Subordinated Notes to waive a restrictive covenant to allow the Company to repurchase up to $20 million of its Common Stock. Included in the increase in interest expense for fiscal 1993 was $667,000 or 0.06% of sales, attributable to increased average borrowings under the Revolving Credit Agreement during fiscal 1992.

EXTRAORDINARY CHARGE

 An extraordinary charge of approximately $4.0 million or $.36 per share was related to the early retirement of the 13 1/2% Senior Subordinated Notes in the first quarter of fiscal 1993. See Note L.

NET EARNINGS (LOSS)

 The Company incurred a net loss for fiscal 1993 of $10.1 million or $.91 per share. Before the store closing charge and extraordinary charge net earnings would have been $4.4 million or $.40 per share for fiscal 1993. These results for 1993 should be compared with net earnings for fiscal 1992 of $8.2 million, or $0.74 per share ($9.0 million, or $0.80 per share before non-recurring charges related to the solicitation of the holders of the 13 1/2% Subordinated Notes to waive a restrictive covenant to allow the Company to repurchase up to $20 million of its Common Stock). Net earnings for fiscal 1991 were $9.2 million, or $0.82 per share, in fiscal 1991. The average shares outstanding were reduced to 11,103,276 shares in fiscal 1993 from 11,175,129 shares in fiscal 1992 and 11,227,600 shares in fiscal 1991 resulting from the Company's stock repurchase program, which occurred during fiscal 1993 and fiscal 1992. The effective tax rate of 38.0% for fiscal 1993 and fiscal 1992 was down from 39.9% in fiscal 1991.

LIQUIDITY AND CAPITAL RESOURCES

 Cash provided by operating activities increased to $24.5 million in fiscal 1993 from $12.9 million in fiscal 1992 but decreased from $37.8 million in fiscal 1991. Working capital changes provided $4.9 million of cash in fiscal 1991 compared to a use of $23.8 million in fiscal 1992 when inventories and accounts receivable increased and a use of $10.5 million in fiscal 1993. Capital expenditures totaled $32.0 million in fiscal 1993 and $33.0 million in fiscal 1992 and $40.3 million in fiscal 1991. An additional $13.8 million was invested in land and building for new stores which will be part of sale/leseback financing in 1994. Included in the fiscal 1991 total was $6.6 million of capital lease additions and $33.7 million for cash capital expenditures.

 The following table summarizes store development:

                                        Planned
                                         Fiscal  Fiscal  Fiscal
                                          1994    1993    1992

New Eagle Country Markets. . . . . . .       1       0       2
New Eagle Country Warehouses . . . . .       3       3       1
New BOGO's Food and Deals. . . . . . .       0       0       2
Store Closings . . . . . . . . . . . .      13       9       6
Expansions and Major Remodels. . . . .      10      13      18
Store Count, end of year . . . . . . .      93     102     108

 The Company expects capital expenditures in fiscal 1994 to total approximately $27.0 million, which is expected to be funded primarily from internally generated cash flow and reductions in inventory and accounts receivable levels and a sale/leaseback transaction on certain current company owned property.

 Developer financing for real estate projects has been extremely difficult to obtain. As a result, certain projects have been delayed, certain others have been cancelled, and the Company has elected to develop several store locations itself. The Company owned 18 of its 102 stores as of January 29, 1994 and leased or subleased the remainder. The Company entered into a capital lease of $10.0 million in fiscal 1991 to finance the rollout of the IBM 4680 point-of-sale equipment which was fully implemented by June 1992 in all stores.

 The Company has a Revolving Credit Agreement, which is secured by inventories located at the Company's central distribution facility and stores to provide for the Company's short-term liquidity needs. The Company had $3.0 million borrowed at January 29, 1994. The maximum amount outstanding during fiscal 1993 was $21.0 million, which was prior to the debt restructuring. The average amount outstanding during fiscal 1993 was $5.5 million. The Company had $21.0 million borrowed at January 30, 1993 with a maximum amount outstanding of $33.0 million and average amount outstanding of $13.4 million during fiscal 1992. There were no borrowings outstanding on February 1, 1992.

 Working capital (current assets minus current liabilities) and the current ratio (current assets divided by current liabilities) were as follows:

                                    Working          Current
                                    Capital           Ratio
                January 29, 1994  $25.7 million     1.25 to 1
                January 30, 1993  $35.8 million     1.36 to 1
                February 1, 1992  $19.1 million     1.19 to 1


 Management believes that working capital is adequate for the Company's reasonably foreseeable needs and that the Company is in compliance with all of the covenants in its debt agreements.

 During fiscal 1992, the holders of the 13 1/2% Subordinated Notes waived to the extent of up to $20 million a covenant that restricted the Company from repurchasing its Common Stock. During fiscal 1993 the Company purchased 120,500 shares at a total cost of $841,000 for an average price of $6.98 per share. Additionally, during fiscal 1993, 183,442 shares of treasury stock were used to satisfy awards to the participants of the Performance Equity Plan. These shares were taken out of treasury stock at the average cost of $6.14 per share. The difference between $7.25 issue price and $6.14 treasury stock cost was recorded as Capital in excess of par value. During fiscal 1992, the Company commenced a stock repurchase program, pursuant to which it repurchased 238,600 shares at a total cost of $1.5 million, for an average price of $6.41 per share. From November 21, 1990 to February 2, 1991, the Company also repurchased 272,400 shares at a total cost of $1.6 million, for an average price of $5.89 per share. Total treasury shares at January 29, 1994 were 448,006 at an average cost of $6.36 per share. The Company intends to continue its stock repurchase program to purchase shares of Common Stock from time to time pursuant to open market, privately negotiated or other transactions, as the Company's Board of Directors may approve, subject to the availability of shares at prices deemed appropriate.

 On April 26, 1993 the Company completed a public offering and sale of $100 million principal amount of 8 5/8% Senior Notes due April 15, 2000. In addition, the Company entered into a new $35 million credit facility to replace its existing $85 million facility.

 The net proceeds of the offering were approximately $96.5 million, of which approximately $92.5 million was used to defease and retire the Senior Subordinated Notes and the Bank Revolving Credit Facility. The balance was used for general corporate purposes.

INFLATION

 Inflation has had only a minor effect on the operations of the Company and its internal and external sources of liquidity and working capital.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                      INDEPENDENT AUDITORS' REPORT



 To the Board of Directors and Shareholders of Eagle Food Centers, Inc.:

    We have audited the accompanying consolidated balance sheets of Eagle Food Centers, Inc. as of January 29, 1994 and January 30, 1993, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended January 29, 1994. Our audits also included the financial statement schedules listed in the index at Item
 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Eagle Food Centers, Inc. as of January 29, 1994 and January 30, 1993, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




 DELOITTE & TOUCHE


 Chicago, Illinois
 March 16, 1994

                       EAGLE FOOD CENTERS, INC.
                      CONSOLIDATED BALANCE SHEETS
             (Dollars in thousands, except per share data)
                                 ASSETS

                                    January 29,    January 30,
                                       1994           1993
 Current Assets:
   Cash and cash equivalents . . . $    8,056     $   11,554
   Accounts receivable . . . . . .     18,195         15,408
   Inventories . . . . . . . . . .    101,010        107,051
   Prepaid expenses and other. . .      2,992            897
                                     --------       --------
     Total current assets  . . . .    130,253        134,910

 Property and equipment (net). . .    194,777        188,607

 Other assets:
   Deferred debt issuance costs. .      3,409          2,251
   Excess of cost over fair
    value of net assets acquired .      2,731          2,812
   Other . . . . . . . . . . . . .      3,995          3,229
                                     --------       --------
     Total other assets                10,135          8,292
                                     --------       --------
     Total assets  . . . . . . . .  $ 335,165      $ 331,809
                                     ========       ========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Accounts payable. . . . . . . .  $  60,831      $  62,312
   Payroll and employee benefits       13,850         16,480
   Accrued liabilities . . . . . .     19,272         10,546
   Accrued taxes . . . . . . . . .      7,762          7,096
   Current portion of
    long-term debt . . . . . . . .      2,799          2,657
                                     --------       --------
     Total current liabilities . .    104,514         99,091

 Long-term debt:
   Senior Notes. . . . . . . . . .    100,000             --
   Bank revolving credit loan. . .      3,000         21,000
   Senior Subordinated Notes . . .         --         69,060
   Capital lease obligations . . .     20,152         24,036
   Other . . . . . . . . . . . . .        175            237
                                     --------       --------
     Total long-term debt  . . . .    123,327        114,333

 Other liabilities:
   Reserve for closed stores
    and warehouse  . . . . . . . .     33,669         28,693
   Deferred income taxes . . . . .         --          1,456
   Other deferred liabilities. . .     11,909         16,847
                                     --------       --------
     Total other liabilities . . .     45,578         46,996

 Shareholders' equity:
   Preferred stock, $.01 par
    value, 100,000 shares
     authorized. . . . . . . . . .         --             --
   Common stock, $.01 par value,
    18,000,000 shares authorized,
    11,500,000 shares issued . . .        115            115
   Capital in excess of
    par value. . . . . . . . . . .     53,541         53,336
   Common stock in treasury,
    at cost, 448,006 and
     510,948 shares. . . . . . . .     (2,850)        (3,134)
   Retained earnings . . . . . . .     10,940         21,072
                                     --------       --------
     Total shareholders' equity. .     61,746         71,389
                                     --------       --------
     Total liabilities and
        shareholders' equity. . .   $ 335,165      $ 331,809
                                     ========       ========

              See notes to consolidated financial statements.


                        EAGLE FOOD CENTERS, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in thousands, except per share data)

                                        Year Ended   Year Ended   Year Ended
                                        January 29,  January 30,  February 1,
                                           1994         1993         1992
 Sales . . . . . . . . . . . . . .     $ 1,062,348  $ 1,081,538  $ 1,112,203

 Cost of goods sold. . . . . . . .         793,160      811,571      833,567
                                         ----------  -----------  -----------
    Gross margin . . . . . . . . .         269,188      269,967      278,636

 Operating expenses:

   Selling, general and
    administrative . . . . . . . .         225,123      218,874      231,090

   Store closing and
    asset revaluation  . . . . . .          17,015          --            --

   Depreciation and amortization .          22,748       21,381       18,450
                                         ----------   ----------   ----------
     Operating income. . . . . . .           4,302       29,712       29,096

 Interest expense. . . . . . . . .          14,244       16,451       13,743
                                         ----------   ----------   ----------
 Earnings (loss) before income
  taxes and extraordinary charge .          (9,942)      13,261       15,353

 Income taxes (benefit)  . . . . .          (3,779)       5,039        6,126
                                         ----------   ----------   ----------
 Earnings (loss) before
  extraordinary charge . . . . . .          (6,163)       8,222        9,227

 Extraordinary charge. . . . . . .           3,969           --           --
                                         ----------   ----------   ----------
 Net earnings (loss) . . . . . . .     $   (10,132) $     8,222  $     9,227
                                         ==========   ==========   ==========
 Weighted average common shares
   outstanding . . . . . . . . . .      11,103,276   11,175,129   11,227,600

Earnings (loss) per share
  Earnings (loss) before
   extraordinary charge. . . . . .     $     (0.55) $      0.74  $      0.82
  Extraordinary charge . . . . . .           (0.36)          --           --
                                        -----------   ----------   ----------
  Net earnings (loss). . . . . . .     $     (0.91) $      0.74  $      0.82
                                        ===========   ==========   ==========

            See notes to the consolidated financial statements.

                            EAGLE FOOD CENTERS, INC.
                       CONSOLIDATED STATEMENTS OF EQUITY
                             (Dollars in thousands)
                                            Common Stock
                               ----------------------------------------------
                                                 Capital in
                                            Par   Excess of     Treasury
                                                            ----------------- Retained
                                 Shares    Value  Par Value  Shares  Dollars  Earnings
                               ----------  -----  --------- -------  -------- --------
Balance, February 2, 1991. .   11,500,000   $115   $53,336  272,348  $(1,605)  $ 3,623

     Net earnings. . . . . .                                                     9,227
                               ----------  -----  --------- -------  -------- --------
Balance, February 1, 1992. .   11,500,000    115    53,336  272,348   (1,605)   12,850

     Net earnings. . . . . .                                                     8,222

     Purchase of treasury
      shares . . . . . . . .                                238,600   (1,529)
                               ----------  -----  --------- -------  -------- --------
Balance, January 30, 1993. .   11,500,000    115    53,336  510,948   (3,134)   21,072

     Net loss. . . . . . . .                                                   (10,132)

     Distribution of
      treasury shares to
      performance share plan.                          205 (183,442)   1,126

     Purchase of treasury
      shares. . . . . . . . .                               120,500     (842)
                               ----------  -----  --------- -------  -------- --------
Balance, January 29, 1994. .   11,500,000   $115   $53,541  448,006  $(2,850)  $10,940
                               ==========  =====  ========= =======  ======== ========

              See notes to the consolidated financial statements.

                          EAGLE FOOD CENTERS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)

                                               Year Ended  Year Ended  Year Ended
                                               January 29, January 30, February 1,
                                                  1994        1993        1992
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . .         $ (10,132)  $   8,222   $   9,227
Adjustments to reconcile net earnings
   (loss) to net cash provided by
   operating activities:
  Extraordinary charge before income
   tax effect. . . . . . . . . . . . .             6,402          --          --
  Depreciation and amortization. . . .            22,748      21,353      18,450
  Store closing and asset revaluation.            17,015          --          --
  Deferred income taxes. . . . . . . .            (4,637)        415      (1,240)
  LIFO (credit) charge . . . . . . . .                42        (339)        500
  Stock compensation expense . . . . .                --       1,066         988
  Deferred charges and credits . . . .             3,997       5,299       3,881
  Loss (gain) on disposal of assets. .              (451)        608       1,042
Changes in assets and liabilities:
  Accounts receivable and
   other assets  . . . . . . . . . . .            (4,191)     (6,951)        242
  Inventories. . . . . . . . . . . . .             5,999     (13,344)        896
  Accounts payable . . . . . . . . . .            (1,481)      2,521       5,214
  Accrued and other liabilities. . . .            (2,643)        644       4,318
  Reserve for closed stores
   and warehouse . . . . . . . . . . .            (8,177)     (6,635)     (5,768)
                                                ---------   ---------   ---------
     Net cash provided by operating
       activities. . . . . . . . . . .            24,491      12,859      37,750
Cash flows from investing activities:
  Additions to property and equipment.           (18,242)    (33,027)    (33,659)
  Property held for sale/leaseback . .           (13,766)         --          --
  Cash proceeds from dispositions of
   property and equipment. . . . . . .             2,634         188         192
                                                ---------   ---------   ---------
    Net cash used in
     investing activities. . . . . . .           (29,374)    (32,839)    (33,467)
Cash flows from financing activities:
  Proceeds from borrowings . . . . . .           100,000          --       3,419
  Deferred financing costs . . . . . .            (3,861)         --          --
  Debt prepayment costs. . . . . . . .            (4,239)         --          --
  Principal payments on
   capital lease obligations . . . . .            (2,558)     (2,426)       (936)
  Retirement of debt . . . . . . . . .           (69,116)       (952)        (86)
  Net revolving credit
   borrowing (repayment) . . . . . . .           (18,000)     21,000          --
  Purchase of treasury stock . . . . .              (841)     (1,529)         --
                                                ---------   ---------   ---------
     Net cash provided by
      financing activities . . . . . .             1,385      16,093       2,397
                                                ---------   ---------   ---------
(Decrease) increase in cash
 and cash equivalents. . . . . . . . .            (3,498)     (3,887)      6,680
Cash and cash equivalents at
 beginning of year . . . . . . . . . .            11,554      15,441       8,761
                                                ---------   ---------   ---------
Cash and cash equivalents at end of year .     $   8,056   $  11,554   $  15,441
                                                =========   =========   =========

            See notes to the consolidated financial statements.

                        EAGLE FOOD CENTERS, INC.
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             Years Ended January 29, 1994, January 30, 1993
                          and February 1, 1992

NOTE A--ORGANIZATION

     Eagle Food Centers, Inc. (the "Company"), a Delaware corporation, was the General Partner of Eagle Food Centers, L.P. ("EFC"), a Delaware limited partnership, which previously conducted the Eagle Food Centers business. On July 27, 1989, the owners of all of the outstanding common limited partnership interests in EFC exchanged their partnership interests for
 8.3 million shares of Common Stock of the Company. As a result, and following the consummation of the offering by the Company of 3.2 million shares of Common Stock and the redemption by EFC of the preferred limited partnership interests in EFC held by Lucky Stores, Inc. ("Lucky") on August 3, 1989, the Company succeeded to the business and assets and assumed the liabilities of EFC. The Company is engaged in the operation of retail food stores.

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   FISCAL YEAR

     The Company's fiscal year ends on the Saturday closest to January 31st. Fiscal 1993, fiscal 1992 and fiscal 1991 were 52 week years ended January 29, 1994, January 30, 1993, and February 1, 1992, respectively.

   BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of Eagle Food Centers, Inc. and all subsidiaries. All significant intercompany transactions have been eliminated.

   INVENTORIES

     Inventories are valued at the lower of cost or market; cost is determined by the last-in, first-out (LIFO) method for substantially all inventories. The current cost of the inventories was greater than the LIFO value by $5.7 million at January 29, 1994 and at January 30, 1993.

   PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed by using the straight-line method over the estimated useful lives of buildings, fixtures and equipment. Leasehold costs and improvements are amortized over their estimated useful lives or the remaining lease term, whichever is shorter. Leasehold interests are amortized over the lease term plus expected renewal periods or 25 years, whichever is shorter.

     Property acquired under capital leases is amortized on a straight-line basis over the shorter of the life of the property or the lease term.

   DEBT ISSUANCE COSTS

     Debt issuance costs are amortized over the terms of the related debt agreements.

   ORGANIZATION COSTS

     Organization costs were fully amortized by the end of fiscal 1992. Organization costs, which were included in other assets, were amortized over a five-year period.

   EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED

     The Company amortizes this intangible asset using the straight-line method over 40 years.

   RESERVE FOR CLOSED STORES AND WAREHOUSE

     The Company continually monitors underperforming stores and under-utilized facilities and in the event their performance or utilization cannot be improved, management may decide to close, sell or otherwise dispose of such stores or facilities. The reserve for closed stores and a warehouse arises primarily from the discounted value of future lease commitments in excess of the discounted value of estimated sublease revenue on stores and a warehouse which management has reached the decision to close, sell or otherwise dispose within one year. Reserves are established in the year such decisions are made by management and the costs can be reasonably estimated. The discount rates used for these reserves is 10% for reserves established prior to fiscal 1993. The reserves established in fiscal 1993 used a discount rate of 6%.


 DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of the Company's debt instruments is based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

 RECLASSIFICATIONS

     Certain reclassifications were made to prior years' balances for comparative purposes.

 EARNINGS (LOSS) PER SHARE

     Net earnings(loss) per share of Common Stock, throughout the periods presented, is based on the weighted average shares outstanding. Equivalent shares in the form of contingent stock rights, stock appreciation rights and stock options are excluded from the calculation since they are not materially dilutive.

NOTE C--CONSOLIDATED STATEMENTS OF CASH FLOWS

     For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash paid for interest totaled $ 15.1 million for 1993, $16.8 million for 1992, and $14.2 million for 1991. Cash paid for income taxes totaled $1.2 million for 1993, $6.2 million for 1992, and $7.1 million for 1991. Non-cash transactions in fiscal 1993 include a capital lease retirement of $1.2 million and treasury stock issued for Performance Share Plan participants of $1.3 million. Non-cash additions to property and equipment included $6.6 million for capital leases in 1991.

NOTE D--RESERVE FOR CLOSED STORES AND WAREHOUSE

     In fiscal 1993 the Company incurred a charge of $17.0 million to provide for closing costs and continuing rental obligations, less anticipated sublease rentals, and to revalue certain related fixed assets to estimated realizable values. The store closing and asset revaluation charge included additional amounts for continuing expenses for thirteen stores closed prior to January 29, 1993 and included a provision for another thirteen stores scheduled to be closed in fiscal 1994. The components of the charge are summarized as follows:

     Revalue related fixed assets to
       estimated realizable values . . . . . . . . .     $7,521

     Present value of continuing rental
       obligations less anticipated sublease rentals      6,783

     Closing costs . . . . . . . . . . . . . . . . .      1,180

     Change in estimate for prior
       store closings. . . . . . . . . . . . . . . .      1,221

     Other . . . . . . . . . . . . . . . . . . . . .        310
                                                        -------
         Total . . . . . . . . . . . . . . . . . . .    $17,015
                                                        =======

 Approximately one half of the charge represents estimated future cash outflows.


NOTE E--PROPERTY AND EQUIPMENT

     The investment in property and equipment is as follows:

                                                  January 29,   January 30,
                                                     1994          1993
                                                         (In thousands)
     Land . . . . . . . . . . . . . . . . . . . . $  9,834       $ 10,405
     Buildings. . . . . . . . . . . . . . . . . .   35,736         35,845
     Property held for sale/leaseback . . . . . .   13,766            --
     Leasehold costs and improvements . . . . . .   43,628         43,694
     Fixtures and equipment . . . . . . . . . . .  127,843        114,936
     Leasehold interests. . . . . . . . . . . . .   44,931         46,153
     Property under capital lease . . . . . . . .   28,561         29,821
                                                  --------       --------
     Total. . . . . . . . . . . . . . . . . . . .  304,299        270,449
     Less accumulated depreciation
      and amortization  . . . . . . . . . . . . .  109,522         92,247
                                                  --------       --------
     Property and equipment (net) . . . . . . . . $194,777       $188,607
                                                  ========       ========

NOTE F--LONG-TERM DEBT

     Long-term debt consists of the following:

                                                 January 29,  January 30,
                                                    1994         1993
                                                      (In thousands)
      Bank Revolving Credit Loan . . . . . . . . . $  3,000     $ 21,000
      8 5/8% Senior Notes. . . . . . . . . . . . .  100,000          - -
      13 1/2% Senior Subordinated Notes. . . . . .      - -       69,060
      Capital leases (Note H). . . . . . . . . . .   22,890       26,637
      Mortgage . . . . . . . . . . . . . . . . . .      236          293
                                                   --------     --------
                                                    126,126      116,990
      Less current maturities. . . . . . . . . .      2,799        2,657
                                                   --------     --------
                                                   $123,327     $114,333
                                                   ========     ========

     The Company's 13 1/2% Senior Subordinated Notes due June 1, 1998 (the "13 1/2% Subordinated Notes") were retired on June 1, 1993 and were replaced with
$100 million of Senior Notes at 8 5/8%.   The fair market value of the 13 1/2%
Notes as of January 30, 1993 was approximately $73.0 million. The 13 1/2% Subordinated Notes were the joint and several obligation of the Company and Eagle Capital Corporation II ("Capital"). Capital was a wholly-owned subsidiary of the Company which was formed for the sole purpose of acting as co-obligor under the 13 1/2% Senior Subordinated Notes. Capital was dissolved during fiscal 1993.

     The indenture relating to the 8 5/8% Senior Notes contains provisions as well as certain restrictions relating to certain asset dispositions, sale and leaseback transactions, payment of dividends, repurchase of equity interests, incurrence of additional indebtedness and liens, and certain other restricted payments. The Company's 8 5/8% Senior Notes are due April 15, 2000. The fair market value of the 8 5/8% Notes as of January 29, 1994 was approximately $99.5 million.

     The Company had a Credit Agreement with Caisse Nationale De Credit Agricole, Chicago branch ("CNCA") which provides for a syndicate of banks, with CNCA as agent for such banks, to make available to the Company an aggregate amount of $85 million for revolving credit loans, working capital loans and letters of credit. This $85 million facility was replaced on April 26, 1993 with a new Credit Agreement with Caisse Nationale De Credit Agricole and The First National Bank of Chicago as Co-Agents. The new agreement is a $35 million facility which provides for revolving credit loans and letters of credit. No more than an aggregate of $20.0 million of the total commitment may be drawn by the Company as letters of credit. The Credit Agreement terminates on April 26, 1998 and is secured by a first priority security interest in all inventories of the Company located in its stores and distribution center in Milan, Illinois. Loans made pursuant to the Credit Agreement will bear interest at a fluctuating interest rate based, at the Company's option, on a margin over the CNCA's base interest rate or a margin over the London Interbank offered rate multiplied by the applicable reserve requirement (the adjusted LIBOR Rate), which margins will decrease as the Company's "leverage ratio" (as defined in the Credit Agreement) decreases.

     The Credit Agreement contains certain financial and other restrictive covenants with respect to the Company relating to, among other things, minimum financial ratios, minimum equity levels, the incurrence of indebtedness, the creation of liens, sales of assets, capital expenditures, and the payment of dividends on or the redemption, repurchase, acquisition or retirement of the equity interests of the Company. At January 29, 1994 $3.6 million of the Company's retained earnings were available for dividends.

     At January 29, 1994, the Company had $3.0 million in revolving credit loans outstanding and had outstanding letters of credit totaling $5.3 million and thus had $26.7 million available under the Credit Agreement. The interest rates on the outstanding amounts were 7.5% at January 29, 1994 and 5.46% at January 30, 1993.

NOTE G--TREASURY STOCK

     In the second quarter of fiscal 1993, the Company acquired 120,500 shares of its Common Stock at a total cost of $0.8 million or an average price of $6.98 per share. During the year the Company distributed 183,442 treasury shares to the performance share plan participants. Total treasury shares at January 29, 1994 were 448,006 at an average cost of $6.36 per share or a total of $2.85 million.

     In fiscal 1992, the Company made an incentive payment to holders of the 13 1/2% Senior Subordinated Notes to waive a restrictive covenant and to allow the Company to repurchase up to $20 million of its Common Stock. The total cost of obtaining this waiver was approximately $1.2 million.

     The Company acquired 238,600 shares of its Common Stock during the third and fourth quarters of fiscal 1992 at a total cost of $1.5 million or an average price of $6.41 per share. Total treasury shares at January 30, 1993 were 510,948 at an average cost of $6.14 per share.



NOTE H--LEASES

     Most of the retail stores are leased. Many of the leases have renewal options for periods ranging from five to thirty years. Some provide the option to acquire the property at certain times during the initial lease term for approximately its estimated fair market value at that time, and some require the Company to pay taxes and insurance on the leased property. Rent expense consists of:

                                                            Year Ended
                                               January 29,  January 30,  February 1,
                                                  1994         1993         1992
                                                       (In thousands)
Minimum rent under operating leases. . . .       $21,526      $20,680      $20,202
Additional rent based on sales . . . . . .           213          399          768
Less rentals received on non-cancelable
        subleases. . . . . . . . . . . . .        (1,749)      (2,171)      (2,107)
                                                 --------     --------     --------
                                                 $19,990      $18,908      $18,863
                                                 ========     ========     ========

     Future minimum lease payments under operating and capital leases as of January 29, 1994 are as follows:

                                            Operating    Capital
                                               leases     leases
                                                (In thousands)
1994 . . . . . . . . . . . . . . . . . .     $ 16,801    $ 4,351
1995 . . . . . . . . . . . . . . . . . .       16,300      4,353
1996 . . . . . . . . . . . . . . . . . .       14,117      4,127
1997 . . . . . . . . . . . . . . . . . .       12,727      1,804
1998 . . . . . . . . . . . . . . . . . .       12,304      1,804
Thereafter . . . . . . . . . . . . . . .      111,975     14,553
                                             --------    -------
Total minimum lease payments . . . . . .     $184,224     30,992
Less amount representing interest. . . .     ========      8,102
Present value of minimum capital lease                   -------
  payments including $2.7 million
  classified as current portion of
  long-term debt . . . . . . . . . . . .                 $22,890
                                                         =======

     The above future minimum lease payments do not include minimum commitments of $69.7 million (exclusive of sublease income) the present value of which is included in the balance sheet caption "Reserve for closed stores and warehouse".

NOTE I--INCOME TAXES

     Prior to fiscal 1993, the Company recognized income taxes based on Accounting Principals Board Opinion No. 11, Accounting For Income Taxes. Effective January 31, 1993 the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109).

     The Company adopted the requirements of SFAS No. 109 via a cumulative effect adjustment for prior years at the beginning of fiscal 1993 and, therefore, has not restated prior years' financial statements. This adjustment was not material to the financial statements at January 31, 1993 nor was there a material effect to income for the year ended January 29, 1994.

     The following summarizes significant components of the provision for income taxes:

                                                         Year Ended
                                            January 29,  January 30,  February 1,
                                               1994         1993         1992
                                                        (In thousands)
Continuing Operations-
 Income tax expense (benefit):
   Federal . . . . . . . . . . . . .         $ (3,084)    $  3,990     $  4,907
   State . . . . . . . . . . . . . .             (695)       1,049        1,219
                                             ---------    --------     --------
                                             $ (3,779)    $  5,039     $  6,126
                                             =========    ========     ========
Income tax expense (benefit)
consists of the  following:
 Current:
   Federal . . . . . . . . . . . . .         $   (676)    $  3,690     $  5,806
   State . . . . . . . . . . . . . .             (282)         934        1,560
                                             ---------    --------     --------
                                             $   (958)    $  4,624     $  7,366
                                             =========    ========     ========
  Deferred:
   Federal . . . . . . . . . . . . .         $ (2,408)    $   300      $   (899)
   State . . . . . . . . . . . . . .             (413)        115          (341)
                                             ---------    -------      ---------
                                             $ (2,821)    $   415      $ (1,240)
                                             =========    =======      =========

     The differences between income tax expense (benefit) at the statutory Federal income tax rate and income tax expense (benefit) reported in the statements of operations are as follows:

                                                         Year Ended
                                            January 29,  January 30,  February 1,
                                               1994         1993         1992
                                                       (In thousands)
Income tax (credit) at statutory Federal
 tax rate of 35% for 1993 and 34% for
 1992 and 1991 . . . . . . . . . . . . . .   $ (3,480)    $  4,509     $  5,220
Surtax exemption . . . . . . . . . . . . .         99           --           --
State income taxes, net of Federal benefit       (459)         692          805
Tax credits. . . . . . . . . . . . . . . .        (83)        (245)          --
Other  . . . . . . . . . . . . . . . . . .        144           83          101
                                             ---------    --------     --------
     Total . . . . . . . . . . . . . . . .   $ (3,779)    $  5,039     $  6,126
                                             =========    ========     ========

     Deferred tax assets and liabilities arise because of differences between the financial accounting for assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are comprised of the following significant temporary differences:

                                                          Year Ended
                                                          January 29,
                                                             1994
                                                       (In thousands)
Deferred Tax Assets:
 Store closing and asset revaluation . . . . . . . . . .  $ 11,485
 Accrued reserves. . . . . . . . . . . . . . . . . . . .     7,296
 Deferred revenues . . . . . . . . . . . . . . . . . . .     2,319
 Employee benefits . . . . . . . . . . . . . . . . . . .     1,067
 Tax  credit carryforwards . . . . . . . . . . . . . . .     2,593
                                                          --------
     Total . . . . . . . . . . . . . . . . . . . . . . .  $ 24,760
                                                          ========

Deferred Tax Liabilities:
 Depreciation. . . . . . . . . . . . . . . . . . . . . .  $ 18,667
 Other, net. . . . . . . . . . . . . . . . . . . . . . .     3,902
                                                          --------
     Total . . . . . . . . . . . . . . . . . . . . . . .  $ 22,569
                                                          ========

     The amount of tax credit carryforwards available, primarily related to alternative minimum tax, and expiration dates are as follows: 1997 - $333, 1998
- - $60, and unlimited - $2,200.

NOTE J--EMPLOYEE BENEFIT PLANS

  RETIREMENT PLANS

     Substantially all employees of the Company are covered by trusteed, non-contributory retirement plans of the Company or by various multi-employer retirement plans under collective bargaining agreements. The Company's defined benefit plans covering salaried and hourly employees provide benefits that are based on the employees' compensation during years of service. The Company's policy is to fund no less than the minimum required under the Employee Retirement Income Security Act of 1974. During the years ended January 29, 1994, January 30, 1993, and February 1, 1992, pension costs under the plans totaled $885,000, $620,000, and $565,000, respectively.

     Net periodic pension cost under the Milan office and non-foods warehouse retirement plan (Milan plan) and the Eagle Food Centers, Inc. Employee Pension Plan (Eagle Plan) includes the following benefit and cost components for the years ended January 29, 1994, January 30, 1993, and February 1, 1992:

                                              Year Ended
                                 January 29,  January 30,  February 1,
                                    1994         1993         1992
                                            (In thousands)
Service cost . . . . . . . . . . .  $ 671        $ 548        $ 484
Interest cost. . . . . . . . . . .    512          410          352
Actual return on plan assets . . .   (282)        (242)        (457)
Net amortization and deferral. . .    (16)         (96)         186
                                    ------       ------       ------
Net periodic pension cost. . . . .  $ 885        $ 620        $ 565
                                    ======       ======       ======

     The funded status and amounts recognized in the Company's balance sheets for the Milan plan and Eagle Plan, as of the measurement dates of December 31, 1993 and 1992, are as follows:

                                                        Dec. 31,  Dec. 31,
                                                          1993      1992
                                                          (In thousands)
Plan assets at market value. . . . . . . . . .         $  5,196   $ 4,682
Actuarial present value of
 projected benefit obligation. . . . . . . . .           (7,669)   (6,751)
                                                       ---------  --------
Funded status. . . . . . . . . . . . . . . . .           (2,473)   (2,069)
Unrecognized net loss. . . . . . . . . . . . .            1,226     1,244
                                                       ---------  --------
Accrued pension cost . . . . . . . . . . . . .         $ (1,247)  $  (825)
                                                       =========  ========

     The actuarial present value of the Company's vested benefit obligation for the Milan Plan and Eagle Plan was $6.5 million and $5.7 million and the accumulated benefit obligation was $6.8 million and $6.0 million at December 31, 1993 and 1992, respectively. Plan assets are held in a trust and include corporate and U.S. government debt securities and common stocks.

     Actuarial assumptions used to develop net periodic pension cost for the fiscal years 1993, 1992 and 1991 were as follows:

                                                   1993    1992   1991
Discount rate. . . . . . . . . . . . . . . . .     7.5%    7.5%    8.0%
Expected long-term rate of return on assets. .     8.0%    8.0%    8.0%
Rate of increase in compensation levels. . . .     4.0%    5.0%    5.0%

     The Company also participates in various multi-employer plans. The plans provide for defined benefits to substantially all unionized workers. Amounts charged to pension cost and contributed to the plans for the years ended January 29, 1994, January 30, 1993, and February 1, 1992, totaled $7.0 million,
$7.1 million, and $7.2 million, respectively. Under the provisions of the Multi-employer Pension Plan Amendments Act of 1980, the Company would be required to continue contributions to a multi-employer pension fund to the extent of its portion of the plan's unfunded vested liability if it substantially or totally withdraws from such plans. Management does not intend to terminate operations that would subject the Company to such liability.

  INCENTIVE COMPENSATION PLANS

     The Company has incentive compensation plans for store management, department heads and certain other management personnel. Incentive plans included approximately 1,000 employees. Provisions for payments to be made under the plans are based upon achievement of sales and earnings in excess of specific performance targets. The aggregate provision under these plans was $.8 million, $1.3 million and $1.3 million for the years ended January 29, 1994, January 30, 1993 and February 1, 1992.

     The Company had a performance share plan under which members of the Company's senior management, selected by a committee of disinterested members of the Board of Directors, were awarded contingent rights to receive up to an aggregate of 415,000 shares of the Common Stock of the Company. The Company awarded rights equivalent to 86,664 shares for fiscal 1992 and 77,000 shares for fiscal 1991. The Company awarded rights equivalent to 412,664 shares for the total five fiscal years of the program. The actual financial results achieved over the life of the Plan which terminated January 30, 1993 met the objective for an 80% and payout or 330,135 shares of which 183,442 actual shares were issued and a cash payout of $1,063,524 distributed for the remaining 146,693 shares. There was no provision under this plan for fiscal 1993. The aggregate provision under this plan was $1.1 million and $1.0 million for the years ended January 30, 1993 and February 1, 1992, respectively.

     The Company has stock appreciation rights outstanding for 35,000 shares with a grant price of $7.00 per share. Vesting occurs over a five-year period ending June 1995. The aggregate provision under this plan was ($25,000), $25,000 and $0 for the three years ended January 29, 1994, Janury 30, 1993 and February 1, 1992, respectively.

     A non-qualified stock option plan was ratified by stockholders and implemented in 1990 for key management employees. As of January 29, 1994, options for 31,250 and 31,900 shares were outstanding and exercisable with option prices of $10.00 and $8.50 per share respectively. Options for 286,850 shares remained available for future grants. As of January 30, 1993, options for 35,600 and 37,775 shares were outstanding and exercisable with option prices of $10 and $8.50 per share, respectively. As of February 1, 1992, options of 42,025 and 39,325 shares were outstanding with an option price of $10 and $8.50 per share respectively.


  POST RETIREMENT BENEFITS

     In December 1990, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (SFAS 106), which changes the current practice of accounting for postretirement benefits on a cash basis by requiring accrual, during the years the employees render necessary service, of the expected cost of providing those postretirement benefits to employees. The Company adopted SFAS 106 in fiscal 1993. The adoption of SFAS 106 did not have a material effect on operating results or financial position.

     The Company provides certain unfunded health care benefits for retired employees. Benefits are limited to non-union hourly and salaried employees at a maximum monthly Company contribution of $115 per participating retiree.
The amount charged to expense for fiscal 1993 was $331,000.

  POST EMPLOYMENT BENEFITS

     In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112 Employers' Accounting for Postemployment Benefits (SFAS 112). This statement requires accrual of post employment benefits for former or inactive employees after employment but before retirement. The Company is required to adopt SFAS 112 by fiscal 1994. Although the Company has not quantified the effect of adoption, based on a preliminary review, it is not anticipated that the adoption of SFAS 112 will have a material impact on operating results or financial position.

NOTE K--QUARTERLY FINANCIAL DATA (Unaudited)

                                                         Net
                                               Net     Earnings
                                   Gross    Earnings    (Loss)
                          Sales    Margin     (Loss)   Per Share
                      (Dollars in thousands, except per share data)
1993
Quarter--First        $  267,402  $ 66,947  $( 1,554)(1) $(.14)(1)
       --Second          265,364    67,203       559       .05
       --Third           260,085    66,872     1,363       .12
       --Fourth          269,497    68,166   (10,500)(2)  (.94)(2)
                      ----------  --------  ---------    ------
         Total        $1,062,348  $269,188  $(10,132)    $(.91)
                      ==========  ========  =========    ======

1992
Quarter--First        $  265,601  $ 66,796   $ 2,380     $ .21
       --Second          271,835    67,246     1,291(3)    .12(3)
       --Third           268,416    66,938     1,997       .18
       --Fourth          275,686    68,987     2,554(4)    .23(4)
                      ----------  --------   --------    ------
         Total        $1,081,538  $269,967   $ 8,222     $ .74
                      ==========  ========   ========    ======

1991
Quarter--First        $  280,068  $ 70,221   $ 2,261     $ .20
       --Second          287,216    72,100     2,263       .20
       --Third           270,959    66,037     2,015       .18
       --Fourth          273,960    70,278     2,688(5)    .24(5)
                      ----------  --------   --------    ------
         Total        $1,112,203  $278,636   $ 9,227     $ .82
                      ==========  ========   ========    ======

(1) Net earnings were reduced by an after-tax extraordinary charge of $4.0 million or $.36 per share related to the early retirement of debt. Earnings before the extraordinary charge were $2.4 million or $.22 per share.

(2) Net earnings were reduced by a pretax store closing charge of $17.0 million or $.95 per share. Net earnings were increased by $0.5 million or $.03 per share resulting from a LIFO credit.

(3) Net earnings were reduced by a one time after-tax charge of $0.7 million or $.07 per share for an incentive payment to the bondholders to waive a restrictive covenant, which waiver would permit the Company to repurchase up to $20 million of its common stock.

(4) Net earnings were increased by $0.8 million or $.07 per share resulting from a LIFO credit.

(5) Net earnings were increased by $1.0 million or $.09 per share resulting from a LIFO credit.

NOTE L--EXTRAORDINARY CHARGE

      The extraordinary charge in fiscal 1993 relates to the premium paid to retire the Senior Subordinated Notes early of $4.2 million and the write-off of related deferred financing costs of $2.2 million (net of applicable income taxes of $2.4 million).

 ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no disagreements on accounting principles or practices or financial statement disclosure between the Company and its independent certified public accountants within the two fiscal years ended January 29, 1994.

 PART III


 ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information required by this item concerning directors is set forth under "Election of Directors" in the definitive proxy statement filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this 10-K. Certain information concerning the Company's executive officers is included in Item 4(a) of Part I of this report.

 ITEM 11:  EXECUTIVE COMPENSATION

      The information required by this item is set forth in the section entitled "Executive Compensation" in the definitive proxy statement filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

 ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is set forth in the tabulation of the amount and nature of beneficial ownership of the Company's Common Stock under the heading "Principal Shareholders and Election of Directors" in the definitive proxy statement filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

 ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is set forth in the section entitled "Compensation of Directors" in the definitive proxy statement filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

                                PART IV


 ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                       Page
 (a) The following documents are filed as a part of this report:

     1.   Financial Statements:

          - Independent Auditors' Report                                  21
          - Consolidated Balance Sheets as of January 29, 1994
             and January 30, 1993                                         22
          - Consolidated Statements of Operations for the years
             ended January 29, 1994, January 30, 1993, and
             February 1, 1992                                             23
          - Consolidated Statements of Equity for the years ended
             January 29, 1994, January 30, 1993, and
             February 1, 1992                                             24
          - Consolidated Statements of Cash Flows for the years
             ended January 29, 1994, January 30, 1993,
             and February 1, 1992                                         25
          - Notes to the Consolidated Financial Statements                26

     2.   Financial Statement Schedules:

            Schedule V    --   Property and Equipment                     41

            Schedule VI   --   Accumulated Depreciation and Amortization
                               of Property and Equipment                  42

            Schedule VIII --   Valuation and Qualifying Accounts          43

            Schedule X    --   Supplemental Income Statement Information  44

     All other schedules are omitted because they are not applicable or not required, or because the information required therein is included in the financial statements or the notes thereto.

     3. Exhibits - see Exhibit Index on page 45

 (b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the fourth quarter of fiscal 1993.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           EAGLE FOOD CENTERS, INC.


                              By: /s/ Pasquale V. Petitti
                                Pasquale V. Petitti
                                President, Chief Executive Officer


 DATED:  April 29, 1994

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

    Signature                      Title                 Date

 /s/ Martin J. Rabinowitz
 Martin J. Rabinowitz        Chairman, and Director               April 29, 1994

 /s/ Pasquale V. Petitti     President and Director
 Pasquale V. Petitti         (Principle Executive Officer)        April 29, 1994

 /s/ Herbert T. Dotterer     Senior Vice President - Finance and
 Herbert T. Dotterer         Administration, Chief Financial
                             Officer, Secretary and Director
                             (Principal Financial Officer)        April 29, 1994

 /s/ Peter B. Foreman        Director                             April 29, 1994
 Peter B. Foreman

 /s/ Steven M. Friedman      Director                             April 29, 1994
 Steven M. Friedman

 /s/ Michael J. Knilans      Director                             April 29, 1994
 Michael J. Knilans

 /s/ William J. Snyder       Director                             April 29, 1994
 William J. Snyder

 /s/ Robert C. Grayson       Director                             April 29, 1994
 Robert C. Grayson

                                                                  SCHEDULE V

                           EAGLE FOOD CENTERS INC.
                      SCHEDULE V--PROPERTY AND EQUIPMENT
                            (Dollars in thousands)
         Col. A                    Col. B      Col. C    Col. D      Col. E      Col. F
                                 Balance at                          Other       Balance
                                  beginning   Additions  Retire-    changes--     at end
      Classification              of period    at cost    ments    add(deduct) of period
Fiscal year ended January 29, 1994
Buildings                          $ 35,845   $   294  $   (288)   $ (115)      $ 35,736
Leasehold costs and
  improvements                       43,694       778      (798)      (46)        43,628
Fixtures and equipment              115,140(4) 16,722    (4,181)      162        127,843
Leasehold interests                  46,153        --    (1,222)       --         44,931
Property under capital leases        29,821        44    (1,304)       --         28,561
Land                                 10,405       404      (975)       --          9,834
Property held for sale/leasback          --    13,766        --        --         13,766
                                   --------   -------  ---------   ------       --------
Total                              $281,058   $32,008  $ (8,768)   $    1       $304,299
                                   ========   =======  =========   ======       ========

Fiscal year ended January 30, 1993
Buildings                          $ 26,052   $ 6,838  $     --    $2,955 (3)   $ 35,845
Leasehold costs and
  improvements                       52,226     1,272      (372)   (9,432)(3)     43,694
Fixtures and equipment               96,971    21,233    (9,632)    6,364 (3)    114,936
Leasehold interests                  47,761        --    (1,608)       --         46,153
Property under capital leases        28,932     1,201        --      (312)(3)     29,821
Land                                  7,497     2,483        --       425 (3)     10,405
                                   --------   -------  ---------   -------      --------
Total                              $259,439   $33,027  $(11,612)   $    0       $280,854
                                   ========   =======  =========   =======      ========

Fiscal year ended February 1, 1992
Buildings                          $ 25,995   $    57  $     --    $   --       $ 26,052
Leasehold costs and
  improvements                       34,652    17,739      (185)       20 (2)     52,226
Fixtures and equipment               83,369    16,121    (2,241)     (278)(1)     96,971
Leasehold interests                  48,710        --      (949)       --         47,761
Property under capital leases        22,318     6,303        --       311 (1)     28,932
Land                                  7,497        --        --        --          7,497
                                   --------   -------  ---------   -------      --------
Total                              $222,541   $40,220  $ (3,375)   $   53       $259,439
                                   ========   =======  =========   =======      ========

(1) Amount represents transfers from fixtures and equipment to property under capital leases.
(2) Amount represents transfers from property held for resale.
(3) Amount represents transfers from construction in progress.
(4) Beginning balance includes relamping of $204,200.

                                                                  SCHEDULE VI

                            EAGLE FOOD CENTERS INC.
             SCHEDULE VI--ACCUMULATED DEPRECIATION AND AMORTIZATION
                           OF PROPERTY AND EQUIPMENT
                             (Dollars in thousands)

      Col. A                      Col. B     Col. C    Col. D     Col. E       Col. F
                                            Additions
                                Balance at charged to               Other      Balance
                                 beginning  costs and  Retire-   changes--     at end
   Description                   of period   expenses    ments  add(deduct)   of period
Fiscal year ended January 29, 1994
Buildings                           $ 4,508   $ 1,586  $   (13)   $  (  2)   $  6,079
Leasehold costs and
  improvements                       17,215     3,249     (746)         2      19,720
Fixtures and equipment               50,054    12,585   (3,478)        --      59,161
Leasehold interests                  12,571     2,787     (702)        --      14,656
Property under capital leases         7,899     2,459     (452)        --       9,906
                                    -------   -------  --------   -------    --------
         Total                      $92,247   $22,666  $(5,391)   $     0    $109,522
                                    =======   =======  ========   =======    ========

Fiscal year ended January  30, 1993
Buildings                           $ 2,942   $ 1,378  $    --    $   188    $  4,508
Leasehold costs and
  improvements                       14,654     2,920     (291)       (68)     17,215
Fixtures and equipment               47,215    11,449   (8,837)       227      50,054
Leasehold interests                  10,020     2,915     (364)        --      12,571
Property under capital leases         5,689     2,186        --        24       7,899
                                    -------   -------  --------   -------    --------
     Total                          $80,520   $20,848  $(9,492)   $   371    $ 92,247
                                    =======   =======  ========   =======    ========

Fiscal year ended February 1, 1992
Buildings                           $ 2,009   $   932  $    --    $     1    $  2,942
Leasehold costs and
  improvements                       11,455     3,272      (72)        (1)     14,654
Fixtures and equipment               39,358     9,652   (1,798)         3      47,215
Leasehold interests                   7,254     3,036     (270)        --      10,020
Property under capital leases         4,282     1,407       --         --       5,689
                                    -------   -------  --------   -------    --------
     Total                          $64,358   $18,299  $(2,140)   $     3    $ 80,520
                                    =======   =======  ========   =======    ========

     Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. The useful lives of the various classes of assets are as follows:

Buildings           10-25 years         Leasehold Interests 3-25 years
Fixtures and
  Equipment          3-12 years         Capital Leases      Shorter of economic
                                                            life or lease term
Leasehold
  Improvements       5-23 years

                                                                SCHEDULE VIII
                            EAGLE FOOD CENTERS INC.
                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)

                                Beginning              Interest              End of
      Classification              of Year    Payments    Costs  Adjustments   Year(1)
Fiscal year ended January 29, 1994
Store closing reserve              $16,220   $(5,046)   $  525    $17,015(2)  $28,714
Westville warehouse reserve         16,638    (3,131)    1,695         --      15,202
                                   -------   --------   ------    -------     -------
                                   $32,858   $(8,177)   $2,220    $17,015     $43,916
                                   =======   ========   ======    =======     =======

Fiscal year ended January 30, 1993
Store closing reserve              $19,440   $(3,498)   $  278    $    --     $16,220
Westville warehouse reserve         17,920    (3,137)    1,855         --      16,638
                                   -------   --------   ------    -------     -------
                                   $37,360   $(6,635)   $2,133         --     $32,858
                                   =======   ========   ======    =======     =======

Fiscal year ended February 1, 1992
Store closing reserve              $22,839   $(3,648)   $  249    $    --     $19,440
Westville warehouse reserve         18,102    (2,120)    1,938         --      17,920
                                   -------   --------   ------    -------     -------
                                   $40,941   $(5,768)   $2,187    $    --     $37,360
                                   =======   ========   ======    =======     =======

(1)  Amount includes $10,247, $4,165 and $4,024 in accrued liabilities at January 29,
     1994, January 30, 1993, and February 1, 1992, respectively.

(2)  Represents provision of $17.0 million to provide for cost of closing certain stores and asset revaluations therewith.

                                                                 SCHEDULE X

                          EAGLE FOOD CENTERS INC.
           SCHEDULE X--SUPPLEMENTAL INCOME STATEMENT INFORMATION
                          (Dollars in thousands)
        Col. A                            Col. B
   -------------------      -------------------------------------
                                 Charged to Costs & Expenses
                            -------------------------------------
                              Fiscal       Fiscal       Fiscal
                            Year Ended   Year Ended   Year Ended
                            January 29,  January 30,  February 1,
         Item                  1994         1993         1992
Advertising costs            $  19,624    $ 19,964     $ 24,192
Less: Cooperative advertising
  allowances                   (15,757)    (15,721)     (16,653)
                             ----------   ---------    ---------
Net advertising expense      $   3,867    $  4,243     $  7,539
                             ==========   =========    =========

 Exhibit
 Number                            Description

 3.1--    Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Registration Statement on Form S-1 No. 33-29404 and incorporated herein by reference).

 3.2--    By-laws of the Company (filed as Exhibit 3.2 to the
           Registration Statement on Form S-1 No. 33-29404 and incorporated herein by reference).

 4.1--    Form of Note (filed as Exhibit 4.3 to the Registration
           Statement on Form S-1 No. 33-59454 and incorporated herein by reference).

 4.2--    Form of Indenture, dated as of April 26, 1993, between the
           Company and First Trust National Association, as trustee (filed as Exhibit 4.4 to the Registration Statement on Form S-1 No. 33-59454 and incorporated herein by reference).

 10.1--   Transaction Agreement, dated as of October 9, 1987, between EFC and Lucky Stores, Inc. (filed as Exhibit 10.8 to the
           Registration Statement on Form S-1 No. 33-20450 and incorporated herein by reference).

 10.2--   Assignment and Assumption Agreement, dated November 10, 1987, among EFC, Lucky Stores, Inc. and Pasquale V. Petitti regarding the Deferred Compensation Agreement (filed as Exhibit 10.11 of the Registration Statement on Form S-1 No. 33-20450 and incorporated herein by reference).

 10.3--   Trademark License Agreement, dated November 10, 1987, between
           Lucky Stores, Inc. and EFC (filed as Exhibit 10.19 to the Registration Statement on Form S-1 No. 33-20450 and incorporated herein by reference).

 10.4--   Letter Agreement, dated June 10, 1988, between the Company's predecessor and Lucky Stores, Inc. amending the Trademark License Agreement (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended January 28, 1989 (the "1988 10-K") and incorporated herein by reference).

 10.5--   Management Information Services Agreement, dated November 10,
           1987, between Lucky Stores, Inc. and the Company's predecessor (filed as Exhibit 10.20 to the Registration Statement on Form S-1 No. 33-20450 and incorporated herein by reference).

 10.6--   Letter Agreement, dated June 10, 1988, between the Company's predecessor and Lucky Stores, Inc. Stores, Inc.amending the Management Information Services Agreement (filed as
           Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended January 28, 1989 and incorporated herein by reference).

 10.7--   Non-Competition Agreement, dated November 10, 1987, between the
           Company's predecessor and Lucky Stores, Inc. (filed as
           Exhibit 10.21 to the Registration Statement on Form S-1 No. 33-20450 and incorporated herein by reference).

 10.8*--  Credit Agreement, dated as of April 26, 1993, among the
           Company, as borrower, the lenders party thereto and Caisse Nationale de Credit Agricole, Chicago Branch, and the First National Bank of Chicago as co-agents; as amended by First Amendment to Credit Agreement dated as of October 15, 1993, a Second Amendment to Credit Agreement and Waiver dated as of January 28, 1994 and a Third Amendment to Credit Agreement dated April 26, 1994.

 10.9--   Letter Agreement, dated April 28, 1988, among American Stores
           Company, the Company's predecessor and Odyssey Partners (filed as Exhibit 10.29 to the Registration Statement on Form S-1 No. 33-20450 and incorporated herein by reference).

 10.10--  Eagle Food Centers, Inc. Stock Incentive Plan, adopted in
           June 1990 (filed as Exhibit 19 to the Company's Annual Report on Form 10-K for the year ended February 1, 1992 and incorporated herein by reference).

 10.11-- Agreement, dated as of February 8, 1993, by and between the Company and Oakridge Properties, Ltd. (filed as Exhibit 10.17 to the Registration Statement on Form S-1 No. 33-59454 and incorporated herein by reference).

 10.12--  Form of Irrevocable Trust Agreement, to be dated as of April
           26, 1993, among the Company, Eagle Capital Corporation II and Shawmut Bank Connecticut, National Association, as trustee (filed as Exhibit 10.18 to the Registration Statement on Form S-1 No. 33-59454 and incorporated herein by reference).

 10.13--  Performance Equity Plan of the Company as amended March 12,
           1992. (Filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended January 30, 1993 and incorporated herein by reference.)

 12.1--   Computation of Ratio of Earnings to Fixed Charges (filed as
           Exhibit 12.1 to the Registration Statement on Form S-1 No. 33-59454 and incorporated herein by reference).

 22.*--   Subsidiaries of the Registrant.


 *Filed herewith.

                              Exhibit 22

                          EAGLE FOOD CENTERS, INC.
                              SUBSIDIARIES



                             Eagle Pharmacy Co.

                             Milan Distributing Co.

                             Eagle Country Markets, Inc.

                             BOGO'S, Inc.

                             Talon Insurance Company, Inc.

                               EXHIBIT 10.8

                             CREDIT AGREEMENT



          This Credit Agreement (this "Agreement") is entered into as of April 26, 1993 among EAGLE FOOD CENTERS, INC., a Delaware corporation (the "Borrower"), CAISSE NATIONALE DE CREDIT AGRICOLE ("CNCA") and THE FIRST NATIONAL BANK OF CHICAGO ("FNBC"), as co-agents, the Banks (as herein defined), and CNCA, acting through its Chicago Branch, as Agent for the Banks.

          In consideration of the mutual covenants, conditions, and provisions hereinafter set forth, the parties hereto agree as follows:

                                ARTICLE I
                               DEFINITIONS

          SECTION 1.01. Defined Terms. As used in this Agreement, the following terms shall have the meanings specified below:

          "Affiliate" shall mean, with respect to any Person, any other Person (including any member of the immediate family of any such natural person) which (i) directly or indirectly beneficially owns or controls 10% or more of the total voting power of shares of capital stock of such person having the right to vote for directors under ordinary circumstances, (ii) any Person controlling, controlled by or under common control with any such Person (within the meaning of Rule 405 under the Securities Act of 1933), or
 (iii) any director or executive officer of any such person.

          "Agent" shall mean (i) CNCA, acting through its Chicago Branch,
 (ii) any other branch or agency of CNCA to which the rights and responsibilities of the Agent hereunder may be transferred from time to time or (iii) such other bank as shall have subsequently been appointed as the successor Agent pursuant to Section 8.04.

          "Agent Letter" shall have the meaning specified in Section
 2.12(c).

          "Assignment and Acceptance" shall mean an agreement of assignment and acceptance in the form of Exhibit D attached hereto entered into by and between a Bank and an assignee of such Bank in accordance with
 Section 9.03.

          "Banks" shall mean each of CNCA and FNBC and each assignee that becomes a Bank pursuant to Section 9.03, and their respective successors.

          "Base Loan" shall mean any Loan with respect to which the Borrower shall have selected an interest rate based on the Base Rate in accordance with the provisions of Article II.

          "Base Rate" shall mean a fluctuating rate per annum on any date equal to the higher of (i) the rate of interest most recently designated by the Agent as its base rate, and (ii) a rate of interest equal to the sum of
 (A) the Federal Funds Rate, plus (B) 0.5%. The Base Rate is not necessarily intended to be the lowest rate of interest charged by the Agent in connection with extensions of credit. Any change in such rate of interest shall be effective on and as of the date of each such change. The applicable Base Rate shall be determined by the Agent, and such determination shall be conclusive absent manifest error. The Agent shall promptly (but in any event by the end of the Business Day occurring immediately after any such change) advise the Borrower and each Bank in writing of such determination.

          "Board" shall mean the Board of Governors of the Federal Reserve System of the United States.

          "BOGOs" shall mean the Borrower's Subsidiary, BOGO's, Inc., an Illinois corporation.

          "Borrower's Properties" shall mean all real or personal property, including fixtures, owned or leased or otherwise occupied or operated by Borrower or any of its Subsidiaries.

          "Borrowing" shall mean a borrowing consisting of Loans made on the same day by the Banks ratably in accordance with their Percentages and on which interest is calculated on the same basis and for the same Interest Period.

          "Business Day" shall mean any day other than a Saturday, Sunday or legal holiday in the State of Illinois on which banks are open for business in Chicago, Illinois except that, if any determination of a "Business Day" shall relate to a Eurodollar Loan, the term "Business Day" shall in addition exclude any day on which banks are not open for dealings in dollar deposits in the London Interbank Market.

          "Capital Expenditures" shall mean, for any period the sum of
 (i) all expenditures (except interest capitalized during construction) made by the Borrower and its Subsidiaries during such period for the acquisition, construction or improvement of property, plant and equipment or that otherwise have been or should be classified as capital expenditures in accordance with generally accepted accounting principles and (ii) all expenditures made by the Borrower and its Subsidiaries during such period under Capital Leases.

          "Capital Expenditure Ratio" shall mean, as of any date, the ratio for the most recent four quarters of (i) the sum of (A) Capital Expenditures for such period minus (B) the Net Proceeds for such period to
 (ii) EBITDA for such period.

          "Capital Leases" shall mean, with respect to any Person, any and all leases of property by such Person as lessee which, in accordance with generally accepted accounting principles, have been or should be classified as capitalized leases on a balance sheet of such Person and shall not include leases that are classified as operating leases in accordance with generally accepted accounting principles.

          "Change in Control" shall mean the occurrence of either (a) any Person or any Persons (other than Odyssey or any Subsidiary of Odyssey, so long as such Subsidiary remains a Subsidiary of Odyssey) acting together that would constitute a "group" (for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, or any successor provision thereto) (a "Group"), together with any Affiliates thereof, shall beneficially own (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended, or any successor provision thereto) at least 50% of the Voting Stock of the Borrower; or (b) any Person (other than Odyssey or any Subsidiary of Odyssey, so long as such Subsidiary remains a Subsidiary of Odyssey), or Group, together with any Affiliates thereof, shall succeed in having sufficient of its nominees elected to the Board of Directors of the Company such that such nominees, when added to any existing director remaining on the Board of Directors of the Company after such election who is an Affiliate of such Group, will constitute a majority of the Board of Directors of the Borrower.

          "Closing Date" shall mean the date of the first Loan made by the Banks to the Borrower hereunder.

          "Co-Agents" shall mean CNCA and FNBC in their capacities as co-agents for the Banks hereunder.

          "Code" shall mean the Internal Revenue Code of 1986, as amended, or any successor statute together with the regulations thereunder, as the same may be amended from time to time.

          "Collateral" shall have the meaning assigned to such term in the Security Agreement.

          "Commitment" shall mean the commitment of the Banks to make
 Loans to the Borrower aggregating up to $35,000,000 at any one time outstanding, as the same may be reduced from time to time pursuant to
 Section 2.05. The Commitment shall automatically and permanently terminate on the Maturity Date.

          "Commitment Fee" shall have the meaning specified in Section
 2.12(a).

          "Consolidated Interest Expense" shall mean for any period the consolidated interest expense included in a consolidated income statement (without deduction of interest income) of the Borrower and its consolidated Subsidiaries for such period calculated on a consolidated basis in accordance with generally accepted accounting principles, including without limitation or duplication (or, to the extent not so included, with the addition of), (i) the amortization of Indebtedness discounts; (ii) any payments or fees with respect to letters of credit, bankers' acceptances or similar facilities; (iii) fees with respect to interest rate swap or similar agreements or foreign currency hedge, exchange or similar agreements; and
 (iv) the portion of any rental obligation in respect of obligations under Capital Leases allocable to interest expenses in accordance with generally accepted accounting principles.

          "Current Assets" shall mean, as of any date, all assets of the Borrower and its Subsidiaries that would, in accordance with generally accepted accounting principles, be classified as consolidated current assets.

          "Current Liabilities" shall mean, as of any date, all liabilities of the Borrower and its Subsidiaries that would, in accordance with generally accepted principles, be classified as consolidated current liabilities, except that Current Liabilities shall not include current maturities of long-term Indebtedness.

          "Current Ratio" shall mean, as of any date, the ratio of Current Assets to Current Liabilities as of such date.

          "Debt" shall mean all Indebtedness of the Borrower and its Subsidiaries.

          "Debt Rating" shall mean, at any time, the Borrower's senior long-term debt rating as published by Moody's or S&P, as applicable.

          "Disqualified Interests" shall mean any equity interest that, by its terms (or by the terms of any security into which it is convertible or for which it is exchangeable), or upon the happening of any event, matures or is mandatorily redeemable, pursuant to a sinking fund obligation or otherwise, or redeemable at the option of the holder thereof, in whole or in part on, or prior to, the Maturity Date.

          "Dollars" and the symbol "$" shall mean the lawful currency of the United States of America.

          "EBITDA" shall mean, for any period, the Net Income (or Loss) for such period plus (without duplication) (i) the sum of (A) the depreciation, amortization and other noncash items deducted in calculating such Net Income (or Loss) (other than amortization of Indebtedness discounts included in Consolidated Interest Expense), (B) Consolidated Interest Expense for such period and (C) total Federal, State and local income and franchise tax expense of the Borrower and its Subsidiaries for such period and minus (ii) the sum of all noncash items added in calculating such Net Income (or Loss).

          "EBITDAR" shall mean, for any period, the sum of (i) EBITDA for such period, plus (ii) all lease, rental or similar charges for the use of any real or personal property not owned by the Borrower or any of its Subsidiaries paid or required to be paid or accrued by the Borrower or any of its Subsidiaries for such period as determined in accordance with generally accepted accounting principles.

          "Effective Date" shall mean the date upon which a Bank becomes a party hereto pursuant to Section 9.03.

          "Existing Letters of Credit" shall mean the letters of credit now outstanding that have been issued by CNCA for the account of the Borrower and are described in Schedule 1.01A hereto.

          "ERISA" shall mean the Employee Retirement Income Security Act of 1974, or any successor statute, together with the regulations thereunder, as the same may be amended from time to time.

          "ERISA Affiliate" shall mean the Borrower and any trade or business (whether or not incorporated) that is a member of a group of which the Borrower is a member and which is treated as a single employer under
 Section 414 of the Code.

          "Eurodollar Loan" shall mean any Loan with respect to which the Borrower shall have selected an interest rate based on the LIBO Rate in accordance with the provisions of Article II.

          "Event of Default" shall have the meaning specified in Section
 7.01 hereof.

          "Existing Loan Documents" shall mean the Credit Agreement dated as of May 25, 1988, as amended, by and among the Borrower, CNCA, Chicago Branch, certain other commercial banking institutions and CNCA, Chicago Branch, as agent, and all other Loan Documents (as defined therein).

          "Federal Funds Rate" shall mean, for any period, a fluctuating interest rate per annum equal for each day during such period to (i) the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published for such day (or, if such day is not a Business Day, for the next preceding Business Day) by the Federal Reserve Bank of New York or (ii) if such rate is not so published for any day which is a Business Day, the average of the quotations for such day on such transactions received by the Agent from three Federal funds brokers of recognized standing selected by it.

          "Fees" shall mean all of the fees payable by the Borrower to the Agent or the Banks under Sections 2.12 or 2A.03 of this Agreement.

          "Financial Officer" shall mean the chief accounting officer or chief financial officer of the Borrower.

          "Fixed Charges" shall mean for any period, without duplication, the sum of (i) the Consolidated Interest Expense for such period, plus (ii) scheduled payments due in such period for principal of any Indebtedness of the Borrower and its Subsidiaries (excluding scheduled principal payments under Capital Leases), plus (iii) all lease, rental or similar charges (after deduction of any sublease revenue and other than amounts payable under Capital Leases) for the use of any real or personal property not owned by the Borrower or any of its Subsidiaries paid or required to be paid or accrued in such period.

          "Fixed Charge Coverage Ratio" shall mean as of any date, the ratio of (i) EBITDAR to (ii) Fixed Charges, in each case for the four most recent fiscal quarters of the Borrower.

          "Foreign Bank" shall mean a Bank organized under the laws of any jurisdiction other than the United States or any state thereof.

          "Guarantee" shall mean any obligation, contingent or otherwise, of any Person guaranteeing or having the economic effect of guaranteeing any Indebtedness of any other Person in any manner, whether directly or indirectly, and including, without limitation, any obligation of such Person, direct or indirect, (i) to purchase or pay (or advance or supply funds for the purchase or payment of) such Indebtedness or to purchase (or to advance or supply funds for the purchase of) any security for the payment of such Indebtedness, (ii) to purchase property, securities or services for the purpose of assuring the owner of such Indebtedness of the payment of such Indebtedness, or (iii) to maintain working capital, equity capital or other financial condition of the primary obligor so as to enable the primary obligor to pay such Indebtedness (including, without limitation, any obligation to make capital contributions, loans or other payments pursuant to a keepwell guaranty or similar instrument); provided, however, that the term "Guarantee" shall not include endorsements for collection or deposit, in either case in the ordinary course of business.

          "Hazardous Materials" shall mean (i) any chemical, material or substance defined as or included in the definition of "hazardous substances," "hazardous wastes," "hazardous materials," "extremely hazardous waste," "restricted hazardous waste," "medical waste," "toxic pollutants," "contaminants," "pollutants," "toxic substances" or words of similar import under any applicable Hazardous Substance Law, (ii) any oil, petroleum, petroleum product or petroleum derived substance, any flammable substances or explosives, any radioactive materials, (iii) asbestos and asbestos containing materials in any form which is or could become friable, (iv) radon gas, urea formaldehyde foam insulation, dielectric fluid and polychlorinated biphenyls and (v) any other chemical, material or substance which is prohibited, limited or regulated under any Hazardous Substance Laws.

          "Hazardous Substance Laws" shall mean all federal, state and local laws, ordinances and rules of common law relating to environmental, safety or health matters, including those relating to fines, orders, injunctions, penalties, damages, contribution, cost recovery compensation, losses or injuries resulting from the release or threatened release of Hazardous Materials (as defined above) and the generation, use, storage, transportation, or disposal of Hazardous Materials, in any manner applicable to the Borrower or the Borrower's Properties, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (42 U.S.C. 9601 et seq.), the Hazardous Materials Transportation Act (49 U.S.C.
 1801 et seq.), the Resource Conservation and Recovery Act of 1976 (42 U.S.C. 6901 et seq.), the Federal Water Pollution Control Act (33 U.S.C. 1251 et seq.), the Clean Air Act (42 U.S.C. 7401 et seq.), the Toxic Substances Control Act of 1976 (15 U.S.C. 2601 et seq.), the Safe Drinking Water Act (42 U.S.C. 300f-300j-11 et seq.), the Occupational Safety and Health Act of 1970 (29 U.S.C. 651 et seq.) and the Emergency Planning and Community Right-to-Know Act (42 U.S.C. 11001 et seq.), each as heretofore and hereafter amended or supplemented, and any analogous present or future federal, state or local statutes, rules and regulations promulgated thereunder or pursuant thereto, and any other present or future law, ordinance, rule, regulation, permit or permit condition, order or directive addressing environmental, safety or health issues of or by the federal government, any state or political subdivision thereof, or any agency, court or body of the federal government or any state or political subdivision thereof.

          "Indebtedness" shall mean, with respect to any Person, without duplication, whether recourse is to all or a portion of the assets of a Person and whether or not contingent, (i) all obligations of such Person for borrowed money, or with respect to deposits or advances of any kind, including (without limitation) obligations incurred in connection with the acquisition of property, assets or businesses, (ii) all obligations of such Person evidenced by bonds, debentures, notes or similar instruments, (iii) all obligations of such Person upon which interest charges are customarily paid, (iv) all obligations of such Person under conditional sale or other title retention agreements relating to property purchased by such Person,
 (v) all obligations of such Person issued or assumed as the deferred purchase price of property or services (other than accounts payable to suppliers incurred in the ordinary course of business and paid when due),
 (vi) all Indebtedness of others secured by (or for which the holder of such Indebtedness has an existing right, contingent or otherwise, to be secured
 by) any Lien on property owned or acquired by such Person, whether or not the obligations secured thereby have been assumed, (vii) all obligations of such Person under Capital Leases, (viii) all Guarantees of such Person, (ix) all obligations of such Person under or with respect to letters of credit, bankers acceptances or similar facilities and (x) all obligations of such Person under interest rate swap or similar agreements or under foreign currency hedge, exchange or similar agreements.

          "Interest Payment Date" shall mean, with respect to any Loan, the last day of the Interest Period applicable thereto and, in the case of a Eurodollar Loan with an Interest Period of 6 months, the day that would have been the Interest Payment Date for such Loan had an Interest Period of 3 months been applicable to such Loan.

          "Interest Period" shall mean (i) as to any Eurodollar Loan, the period commencing on the date of such Eurodollar Loan or continuation thereof and ending on the numerically corresponding day (or if there is no numerically corresponding day, on the last day) in the calendar month that is 1, 2, 3 or 6 months thereafter, as the Borrower may elect and (ii) as to any Base Loan, the period commencing on the date of such Base Loan or continuation thereof and ending on the earlier of (A) the last day of each calendar month next following the date of such Loan or continuation thereof and (B) the Maturity Date, as applicable; provided, however, that (1) in no event shall any Interest Period end after the Maturity Date and (2) if any Interest Period would end on a day that shall not be a Business Day, such Interest Period shall be extended to the next succeeding Business Day unless, with respect to Eurodollar Loans only, such next succeeding Business Day would fall in the next calendar month, in which case such Interest Period shall end on the next preceding Business Day. Interest shall accrue from and including the first day of an Interest Period to but excluding the last day of such Interest Period.

          "Issuing Bank" shall mean, with respect to any Letter of Credit, CNCA, FNBC or any other Bank approved by the Co-Agents and the Borrower, each in its capacity as issuer of such Letter of Credit.

          "L/C Commitment" shall mean the commitment of the Banks to extend credit by acquiring L/C Participating Interests in Letters of Credit issued by an Issuing Bank in aggregate of up to a Stated Amount outstanding at any one time equal to the lesser of (i) the Commitment and (ii) $20,000,000.

          "L/C Participating Interest" shall mean, with respect to any Letter of Credit, (i) in the case of the Issuing Bank, its interest in such Letter of Credit and the Letter of Credit Application relating thereto after giving effect to the granting of any participating interests therein and
 (ii) in the case of each Participating Bank, its undivided participating interest in such Letter of Credit and the Letter of Credit Application relating thereto.

          "Letter of Credit" shall mean an Issuing Bank's standard irrevocable letter of credit issued for the account of the Borrower pursuant to Article IIA.

          "Letter of Credit Application" shall have the meaning specified in Section 2A. 02.

          "Level I Status" exists on any date if, on such date, the Borrower has a Debt Rating of BBB+ or better by S&P or a Debt Rating of Baa+ or better by Moody's.

          "Level II Status" exists on any date if, on such date, (i) Level I Status does not exist and (ii) the Borrower has a Debt Rating of BBB- or better by S&P or a Debt Rating of Baa- or better by Moody's.

          "Level III Status" exists on any date if, on such date, (i) neither Level I Status nor Level II Status exists and (ii) the Borrower has a Debt Rating of BB+ or better by S&P or a Debt Rating of Ba+ or better by Moody's.

          "Level IV Status" exists on any date if, on such date, none of Level I Status, Level II Status or Level III Status exists.

          "Leverage Ratio" shall mean, as of any date, the ratio of (i) the Debt as of such date, to (ii) EBITDA, in each case for the four most recent fiscal quarters.

          "LIBO Rate" shall mean, with respect to any Eurodollar Loan for any Interest Period, an interest rate per annum (rounded upwards if necessary, to the next higher 1/100 of 1%) equal to the average of the rates at which dollar deposits approximately equal in principal amount to such Eurodollar Loan and for a maturity equal to the applicable Interest Period are offered in immediately available funds by the Agent to leading banks in the interbank market for Dollar deposits at approximately 11:00 a.m., Chicago time, two Business Days prior to the commencement of such Interest Period. The LIBO Rate for each Interest Period shall be determined by the Agent, and such determination shall be conclusive absent manifest error.
 The Agent shall promptly advise the Borrower and each Bank of such determination.

          "LIBOR Reserves" shall mean with respect to an Interest Period, a fraction (expressed as a decimal), the numerator of which is the number one and the denominator of which is the number one minus the daily average during such Interest Period of the stated maximum percentages scheduled to be in effect on each day of such Interest Period, as prescribed by the Board, for determining reserve requirements applicable to "Eurocurrency Liabilities" pursuant to Regulation D of the Board or any other applicable Board regulation which prescribes reserve requirements applicable to "Eurocurrency Liabilities" as presently defined in Regulation D of the Board.

          "Lien" shall mean, with respect to any asset, any lien, mortgage, deed of trust, security interest, pledge, hypothecation, deposit arrangement, assignment, preference, priority, charge or encumbrance of any kind, including, without limitation, the rights of a vendor, lessor, or similar party under any conditional sale agreement or other title retention agreement or lease substantially equivalent thereto, any production or advance payment and any other right of or arrangement with any creditor to have his claim satisfied out of any property or assets, or the proceeds therefrom, prior to the general creditors of the owner thereof.

          "Loan" shall mean any loan made by any Bank hereunder pursuant to Sections 2.01 and 2.02.

          "Loan Documents" shall mean collectively this Agreement, the Agent Letter, the Notes, the Security Agreement, the Letter of Credit Applications and the reports, certificates, financial statements and other agreements and instruments delivered by the Borrower in connection herewith or therewith.

          "Margin Stock" shall have the meaning assigned such term in Regulation U.

          "Material Adverse Effect" shall mean (i) a material adverse effect on the ability of the Borrower and its Subsidiaries, taken as a whole, to conduct their business substantially as now conducted or on the business, assets, operations or condition (financial or otherwise) of the Borrower and its Subsidiaries, taken as a whole, (ii) a material adverse effect on the validity or enforceability of or the ability of the Borrower and its Subsidiaries, taken as a whole, to perform any of their obligations under this Agreement or any of the other Loan Documents, (iii) a material impairment of any material right of the Agent or any Bank under this Agreement or any of the other Loan Documents or (iv) an impairment of greater than $5,000,000 in the aggregate amount of the Liens of the Agent in the Collateral (other than as permitted by Section 6.02 hereof or Section
 7.04 of the Security Agreement).

          "Maturity Date" shall mean April 26, 1998.

          "Moody's" shall mean Moody's Investors Service, Inc.

          "Multiemployer Plan" shall mean a Pension Plan which is a multiemployer plan as defined in Section 4001(a)(3) of ERISA to which the Borrower or any ERISA Affiliate is making or accruing an obligation to make contributions, or has within any of the preceding five plan years made or accrued an obligation to make contributions.

          "Net Income (or Loss)" shall mean, for any period, the consolidated earnings (or loss) before distributions of the Borrower and its Subsidiaries for such period (after elimination of any intercompany transactions and transactions with or between the Borrower or any of its Affiliates) computed in accordance with generally accepted accounting principles; provided, however, that, (i) there shall be excluded from any such computation any gain included in computing such earnings that arises from (A) the sale or other disposition of any fixed or capital asset or other asset not disposed of in the ordinary course of business or from the write-up of assets or (B) any item classified as an extraordinary item in accordance with generally accepted accounting principles, (ii) the net income of any Person that is not a Subsidiary of the Borrower or is accounted for by the equity method of accounting shall be included only to the extent of the amount of dividends or distributions actually paid to the Borrower or any of its Subsidiaries by such Person, (iii) the net income of any Person that is a Subsidiary of the Borrower (other than a Subsidiary of which at least 80% of the capital stock having ordinary voting power for the election of directors or other governing body of such Subsidiary is owned by the Borrower directly or indirectly through one or more Subsidiaries) shall be included only to the extent of the lesser of (A) the amount of dividends or distributions actually paid to the Borrower or a Subsidiary thereof by such Person and (B) the net income of such Person; (iv) the net income of any Person acquired in a pooling of interests transaction for any period prior to the date of such acquisition shall be excluded; and (v) up to $4,000,000 of extraordinary charges deducted during the fiscal year commencing January 31, 1993 in connection with the Transactions shall be excluded in computing the Net Income for such year.

          "Net Proceeds" shall mean, with respect to any sale or other disposition, cash (freely convertible into dollars) received by Borrower or any Subsidiary of the Borrower from the sale or other disposition of assets outside of the ordinary course of business, after (i) provision for all income or other taxes measured by or resulting from such sale or other disposition, (ii) payment of all brokerage commissions and other fees and Pension Plan expenses related to such sale or other disposition, (iii) deduction of appropriate amounts to be provided by the Borrower or any of its Subsidiaries as a reserve, in accordance with generally accepted accounting principles, against any liabilities associated with such transferred assets and retained by the Borrower or any of its Subsidiaries after such sale or other disposition thereof, including, without limitation, pension and other post-employment benefit liabilities, liabilities related to environmental matters or against any indemnification obligations associated with the sale or other disposition of transferred assets and (iv) all payments made by the Borrower and its Subsidiaries on any Indebtedness which is secured by such assets in accordance with the terms of any agreements creating such Lien upon such assets.

          "Note" or "Notes" shall mean the Notes of the Borrower in substantially the form of Exhibit A hereto executed as provided in Section
 2.07 and any replacement Notes delivered pursuant to Section 9.03.

          "Odyssey" shall mean Odyssey Partners, L.P., a Delaware limited partnership.

          "Participating Bank" shall mean any Bank (other than the Issuing Bank) with respect to its L/C Participating Interest in each Letter of Credit.

          "PBGC" shall mean the Pension Benefit Guaranty Corporation or any entity succeeding to any or all of its functions under ERISA.

          "Pension Plan" shall mean any employee pension benefit plan
 (within the meaning of Section 3(2) of ERISA) that is (i) subject to the minimum funding requirements of Section 412 of the Code or Title IV of ERISA and (ii) sponsored by the Borrower or any ERISA Affiliate or that covers any employees or former employees of the Borrower or any ERISA Affiliate or to which the Borrower or any ERISA Affiliate makes any contributions.

          "Percentage" shall mean, with respect to any Bank, the Percentage set forth opposite its name in Schedule 1.01B hereto, as such may be amended by the Agent pursuant to Section 9.03(e).

          "Permitted Investments" shall mean purchases of (i) readily marketable obligations of or obligations guaranteed by the United States of America or issued by any agency thereof and backed by the full faith and credit of the United States of America, (ii) readily marketable direct obligations issued by any state of the United States of America or any political subdivision thereof having the highest rating obtainable from either Moody's or S&P or having the highest rating obtainable from a nationally recognized rating agency if both of the two named agencies cease publishing ratings of investment, (iii) commercial paper having a rating in one of the two highest rating categories of Moody's or S&P, (iv) certificates of deposit issued by, bankers' acceptances and deposit accounts of, and time deposits with, any Bank or commercial banks of recognized standing chartered in the United States of America with capital, surplus and undivided profits aggregating in excess of $500,000,000, and (v) shares of money market funds that invest solely in Permitted Investments of the kind described in clause (i) through (iv) above.

          "Person" shall mean and include any natural person, company, partnership, joint venture, corporation, business trust, unincorporated organization or any government or any department or agency thereof.

          "Potential Default" shall mean an event which with notice or lapse of time or both would constitute an Event of Default hereunder.

          "Pro Forma Financial Statements" shall mean the Borrower's forecast of its consolidated balance sheets and consolidated statements of operation and consolidated statements of cash flows for the fiscal period ended February 3, 1996 certified by a Financial Officer.

          "Regulation G, T, U or X" shall mean Regulation G, T, U or X, respectively, of the Board, as the same are from time to time in effect, and all official rulings and interpretations thereunder or thereof.

          "Reportable Event" shall mean any Reportable Event within the meaning of Section 4043 of Title IV of ERISA.

          "Required Banks" shall mean, at any time, Banks having aggregate Percentages of 51% or more.

          "Restricted Payment" shall mean (i) any dividend or distribution of whatever kind or nature, whether direct or indirect and whether in cash, property, securities or a combination thereof, with respect to (whether by reduction of capital or otherwise) any partnership interests or shares of capital stock of the Borrower or any of its Subsidiaries, or
 (ii) any redemption, purchase, retirement or other acquisition of whatever kind or nature, whether direct or indirect, of (A) any partnership interest or any share of capital stock the Borrower or any of its Subsidiaries, (B) any securities convertible or exchangeable into any such partnership interest or capital stock or (C) any options, warrants or rights to purchase or acquire any such partnership interest or capital stock or securities convertible or exchangeable into any such partnership interest or capital stock.

          "S&P" shall mean Standard & Poor's Corporation.

          "Security Agreement" shall mean a security agreement executed by the Borrower in favor of the Banks substantially in the form of Exhibit C hereto, as amended, supplemented or otherwise modified from time to time.

          "Senior Note Indenture" shall mean (i) the Indenture entered into between the Borrower and First Trust National Association dated as of April 19, 1993 and (ii) any Indenture governing any subsequent Senior Notes, in each case as supplemented with the consent of the Required Banks in accordance with the terms of Section 6.07 of this Agreement.

          "Senior Notes" shall mean (i) those 8 5/8% Senior Notes due
 2000 of the Borrower issued pursuant to the Senior Note Indenture in the original principal amount of $100,000,000 ("Initial Senior Notes") and (ii) any unsecured Indebtedness ("New Senior Notes") incurred to redeem, defease, refinance or repurchase the Initial Senior Notes so long as such New Senior Notes (A) are in an aggregate principal amount of not more than the Initial Senior Notes then outstanding, (B) bear interest at a rate that is equal to or less than the Initial Senior Notes, (C) have no scheduled payments (other than interest payments) prior to the maturity date of the Initial Senior Notes and (D) have other terms and provisions (including, without limitation, covenants, repurchase obligations and events of default) that are no less favorable to the Borrower and the Banks than the Initial Senior Notes.

          "Stated Amount" shall mean, with respect to a Letter of Credit, the amount available from time to time to be drawn by a beneficiary under such Letter of Credit, regardless of whether any conditions to such drawing are then satisfied.

          "Subordinated Note Indenture" shall mean the indenture dated as of June 1, 1988 entered into among Eagle Food Centers, Inc., Eagle Capital Corporation II and Shawmut Bank Connecticut, National Association (formerly known as The Connecticut National Bank), as trustee relating to the Borrower's 13 1/2% Senior Subordinated Notes due 1998, as heretofore supplemented.

          "Subsidiary" shall mean, with respect to any Person (the
 "parent"), any corporation, association or other business entity of which securities or other ownership interests representing more than 50% of the ordinary voting power are, at the time as of which any determination is being made, owned or controlled by the parent or one or more Subsidiaries of the parent or by the parent and one or more Subsidiaries of the parent.

          "Tangible Net Worth" shall mean, as of any date, (without duplication) an amount equal to shareholders' equity of the Borrower, less
 (i) consolidated Intangible Assets and plus (ii) the amount reported on the Borrower's most recent balance sheet with respect to preferred stock (other than Disqualified Interests) that by its terms is not entitled to the payment of dividends or the making of any distributions with respect thereto unless such dividends or distributions may be declared and paid only out of net earnings in respect of the year of such declaration and payment but only to the extent of any cash received by the Borrower in consideration of the issuance of such preferred stock, all determined in accordance with generally accepted accounting principles. For purposes of this definition, "Intangible Assets" means the amount (to the extent reflected in determining such Tangible Net Worth) of (i) all write-ups after the date hereof in the book value of any asset owned by the Borrower or one of its Subsidiaries,
 (ii) all investments in unconsolidated subsidiaries and in Persons that are not Subsidiaries of the Borrower (other than marketable securities or other Permitted Investments), and (iii) all unamortized debt discount and expense, goodwill, patents, trademarks, service marks, trade names, copyrights, organization and developmental expenses and other intangible items (other than expenses incurred in connection with the issuance of the Senior Notes and the execution and delivery of this Agreement), all of the foregoing as determined in accordance with generally accepted accounting principles.

          "Transactions" shall mean collectively the execution, delivery and performance by the Borrower and its Subsidiaries of this Agreement and each of the other Loan Documents to which the Borrower or any such Subsidiary is or will be a party, the borrowings hereunder by the Borrower, the grant of security interests in the Collateral pursuant to the Security Agreement and the issuance of the Senior Notes pursuant to the Senior Note Indenture.

          "Uniform Customs" shall mean the Uniform Customs and Practice for Documentary Credits (1983 Revision), International Chamber of Commerce Publication No. 400, or any later revision which may be in effect from time to time.

          "Voting Stock" of any Person means the capital stock of such person which ordinarily has voting power for the election of directors (or persons performing similar functions) of such Person, whether at all times or only so long as no senior class of securities has such voting power by reason of any contingency.

          "Working Capital" shall mean, as of any date, the excess, if any, of Current Assets over Current Liabilities as of such date.

          SECTION 1.02. Accounting Terms. Except as otherwise herein specifically provided, each accounting term used herein shall have the meaning given it under generally accepted accounting principles in effect from time to time in the United States applied on a consistent basis; provided, however, that each reference in Articles V and VI hereof, or in the definition of any term used in Articles V and VI hereof, to generally accepted accounting principles shall mean generally accepted accounting principles as in effect in the United States on the date hereof.

                                ARTICLE II
                                THE LOANS

          SECTION 2.01. Commitment. (a) Subject to the terms and conditions and relying upon the representations and warranties herein set forth, each Bank, severally and not jointly, agrees to make Loans to the Borrower, at any time and from time to time from the date hereof to the Maturity Date, or until the earlier termination of the Commitment in accordance with the terms hereof, in an aggregate principal amount at any time outstanding not to exceed such Bank's Percentage of the Commitment.

          (b) Within the foregoing limits, the Borrower may borrow, repay and reborrow, on or after the date hereof and prior to the Maturity Date, all or any portion of the aggregate amount of the Commitment subject to the terms, provisions and limitations set forth herein, including, without limitation, the requirement that no Borrowing shall be made hereunder if after giving effect thereto the sum of (i) the aggregate principal amount of the Loans outstanding hereunder plus (ii) the aggregate Stated Amount of Letters of Credit outstanding hereunder would exceed the amount of the Commitment.

          SECTION 2.02. Loans. (a) The aggregate principal amount of Borrowings made by the Banks on any date shall be in a minimum principal amount of $1,000,000 and integral multiples of $1,000,000. Loans shall be made ratably by the Banks in accordance with their respective Percentages; provided, that the failure of any Bank to make any Loan shall not in itself relieve any other Bank of its obligation to lend hereunder, but no Bank shall be responsible for the failure of any other Bank to make any Loan to be made by such other Bank. The initial Loan made by each Bank shall be made against delivery to such Bank of a Note, payable to the order of such Bank, as referred to in Section 2.07.

          (b) Each Loan shall be either a Base Loan or a Eurodollar Loan as the Borrower may request pursuant to Section 2.03. Each Bank may fulfill its commitment with respect to any Eurodollar Loan by causing, at its option, any domestic or foreign branch or affiliate of such Bank to make such Loan, provided that the exercise of such option shall not affect the obligation of the Borrower to repay such Loan in accordance with the terms of the applicable Note.

          (c) Each Bank shall make its Loans on the proposed date thereof by paying the amount required to the Agent not later than 11:00 a.m., Chicago time, and the Agent shall by 2:00 p.m., Chicago time, credit the amounts so received to such account as the Borrower may designate from time to time by notice to the Agent or, if Loans are not made on such date because any condition precedent to a Loan herein specified shall not have been met, promptly return the amounts received to the respective Banks.

          (d) Unless the Agent shall have been notified by telephone, confirmed in writing, by any Bank prior to a Borrowing that such Bank will not make available the amount which would constitute its Percentage of such Borrowing on the date specified therefor, the Agent may assume that such Bank has made such amount available to the Agent and, in reliance upon such assumption, make available to the Borrower a corresponding amount. If such amount is made available by such Bank to the Agent on a date after the date of such Borrowing, such Bank shall pay to the Agent, on demand, interest on such amount at the daily average Federal Funds Rate quoted by the Agent for the number of days from and including the date of such Borrowing to but excluding the date on which such amount becomes immediately available to the Agent. A certificate of the Agent submitted to any Bank with respect to any amounts owing under this paragraph shall be conclusive, in the absence of manifest error. If such amount is not in fact made available to the Agent by such Bank within three Business Days after the date of such Borrowing, the Agent shall be entitled to recover such amount, with interest thereon at the rate per annum then applicable to the Loans comprising such Borrowing, within five Business Days after demand from the Borrower. Nothing contained in this paragraph shall be construed so as to relieve any Bank from its obligation under Section 2.02(c) to make available its ratable portion of each Borrowing.

          SECTION 2.03. Notice of Borrowings. In order to effect a Borrowing, the Borrower shall give the Agent irrevocable written or telex notice or telephone notice (immediately confirmed by written notice) (a) in the case of Eurodollar Loans, not later than 10:00 a.m., Chicago time, two Business Days before a proposed Borrowing, and (b) in the case of Base Loans, not later than 11:00 a.m., Chicago time, one Business Day before a proposed Borrowing. Such notice shall in each case be in substantially the form of Exhibit B hereto and specify (i) whether such Borrowing is to be comprised of Eurodollar Loans or Base Loans, (ii) the date of such Borrowing (which shall be a Business Day), (iii) in the case of a Eurodollar Loan, the Interest Period with respect thereto and (iv) amount thereof. If no election as to type of Loans is specified in such notice, such Loans shall be Base Loans and, in the case of Eurodollar Loans, if no election as to Interest Period is specified in such notice, the Borrower shall be deemed to have selected an Interest Period of one month's duration. The Agent shall promptly advise the Banks of any notice given pursuant to this Section and of each Bank's portion of the requested Borrowing.

          SECTION 2.04.  Loan Repayment.  The principal amount of each
 Loan shall be payable on the Maturity Date. All principal payments in respect of any Loan shall be accompanied by accrued unpaid interest on the principal amount being repaid to the date of payment.

          SECTION 2.05. Termination and Reduction of Commitments. Upon at least three Business Days' prior irrevocable written or telex notice to the Agent, the Borrower may at any time in whole permanently terminate, or from time to time in part permanently reduce, the Commitment; provided, however, that the Commitment may not be reduced to an amount less than the aggregate Stated Amounts of all outstanding Letters of Credit, except where the principal of and all accrued interest on the outstanding Loans have been or are then being paid in full, together with all other amounts then payable by the Borrower hereunder, and cash collateral has been deposited with the Agent in an amount equal to such aggregate Stated Amounts. Each partial reduction of the Commitment shall be in an aggregate minimum principal amount of $5,000,000 and an integral multiple of $1,000,000.

          SECTION 2.06. Conversion and Continuation of Loans. (a) The Borrower shall have the right at any time on three Business Days' prior irrevocable written or telex notice to the Agent (i) to convert Eurodollar Loans into Base Loans, (ii) to convert Base Loans into Eurodollar Loans (specifying the Interest Period to be applicable thereto), (iii) to convert the Interest Periods with respect to any Eurodollar Loan to another permissible Interest Period and (iv) to continue any Loan into a subsequent Interest Period of the same duration, subject to the following:

               (A) if less than all Loans at the time outstanding shall be converted or continued, such conversion or continuation shall be made pro rata among the Banks in accordance with the respective principal amounts of the Loans held by the Banks immediately prior to such conversion or continuation;

               (B) in the case of a conversion or continuation of less than all Loans, the aggregate principal amount of Loans converted or continued shall not be less than $1,000,000 and integral multiples of $1,000,000;

               (C) each conversion shall be effected by each Bank by applying the proceeds of the new Base Loan or Eurodollar Loan, as the case may be, to the Loan (or portion thereof) being converted; accrued interest on a Loan (or portion thereof) being converted or continued shall be paid by the Borrower at the time of conversion or continuation;

               (D) Eurodollar Loans may only be converted or continued at the end of the Interest Period applicable thereto;

               (E) a Loan may not be converted into or continued as a Eurodollar Loan during the existence of a Default or an Event of Default; and

               (F) any portion of a Loan maturing or required to be repaid in less than one month may not be converted into, or continued as, a Eurodollar Loan.

          (b) The Interest Period applicable to any Eurodollar Loan resulting from a conversion shall be specified by the Borrower in the irrevocable notice of conversion delivered pursuant to this Section; provided, however, that if no such Interest Period shall be specified, the Borrower shall be deemed to have selected an Interest Period of one month's duration. If the Borrower shall not have given notice to continue any Loan into a subsequent Interest Period (and shall not otherwise have given notice to convert such Loan), the Borrower will be deemed to have elected to convert or continue such Loan as a Base Loan.

          SECTION 2.07. Notes. (a) The Loans made by each Bank shall be evidenced by a Note duly executed on behalf of the Borrower, dated the Closing Date, in substantially the form of Exhibit A hereto payable to such Bank in a principal amount equal to such Bank's Percentage of the Commitment. Each Note shall bear interest from the date of the first Loan on the outstanding principal balance thereof as set forth in Sections 2.08 and 2.09.

          (b) Each Bank shall, and is hereby authorized by the Borrower to, endorse on the schedule attached to the Note delivered to such Bank (or on a continuation of such schedule attached to such Note and made a part thereof), or otherwise record in such Bank's internal records, an appropriate notation evidencing the date and amount of each Loan from such Bank, each payment and prepayment of principal of any Loan, each payment of interest on any Loan and the other information provided for on such schedule; provided, however, that the failure of any Bank to make such a notation or any error in such a notation shall not affect the obligation of the Borrower to repay the Loans made by such Bank in accordance with the terms of the Note and this Agreement.

          SECTION 2.08.  Interest on Loans.  (a)   Subject to the
 provisions of Section 2.09, each Base Loan shall bear interest on the outstanding principal amount thereof, for each day from the date such Loan is made until but excluding the date it becomes due, at a rate per annum (computed on the basis of actual number of days elapsed over a year of 365 or 366 days, as the case may be) equal to the sum of (i) the Base Rate plus
 (ii) (A) 0.25% if Level I Status exists on such day, (B) 0.50% if Level II Status exists on such day, (C) 1.0% if Level III Status exists on such day and (D) 1.50% if Level IV Status exists on such day. Such interest shall be payable on each applicable Interest Payment Date.

          (b) Subject to the provisions of Section 2.09, each Eurodollar Loan shall bear interest on the outstanding principal amount thereof, for each day from the date such Loan is made until but excluding the date it becomes due, at a rate per annum (computed upon the basis of actual number of days elapsed over a year of 360 days) equal to the sum of (i) the LIBO Rate plus (ii) (A) 1.25% if Level I Status exists on the first day of the Interest Period applicable thereto, (B) 1.50% if Level II Status exists on the first day of the Interest Period applicable thereto, (C) 2.00% if Level III Status exists on the first day of the Interest Period applicable thereto, and (D) 2.50% if Level IV Status exists on the first day of the Interest Period applicable thereto. Such interest shall be payable on each applicable Interest Payment Date.

          SECTION 2.09. Interest on Overdue Amounts. If the Borrower shall default in the payment of the principal of or interest on any Loan or any other amount becoming due hereunder, by scheduled maturity, notice of prepayment, acceleration or otherwise, the Borrower shall on demand from time to time from the Agent pay interest, to the extent permitted by law, on such defaulted amount up to (but not including) the date of actual payment (after as well as before judgment) at a rate per annum (computed on the basis of the actual number of days elapsed over a year of 365 or 366 days, as the case may be) equal to the Base Rate plus 3% per annum.

          SECTION 2.10. Prepayment of Loans. (a) Subject to the provisions of Section 2.17, the Borrower shall have the right at any time and from time to time to prepay any Loan, in whole or in part, without premium or penalty, (i) upon at least three Business Days' prior written or telex notice to the Agent in the case of Eurodollar Loans and (ii) upon at least one Business Day's prior written or telex notice to the Agent in the case of Base Loans; provided, however, that each partial prepayment of principal shall be in an integral multiple of $500,000.

          (b) On the date of any termination or reduction of the Commitment pursuant to Section 2.05, the Borrower shall pay or prepay so much of the Loans as shall be necessary in order that the aggregate principal amount of the Loans outstanding will not exceed the Commitment following such termination or reduction. The Loans shall also be subject to prepayment in accordance with the terms and provisions of Section 6.03 hereof. All prepayments under this paragraph shall be subject to Section 2.17.

          (c) Each notice of prepayment shall specify the prepayment date and the principal amount of each Loan (or portion thereof) to be prepaid, shall be irrevocable and shall commit the Borrower to prepay such Loan by the amount stated therein on the date stated therein. All prepayments shall be accompanied by accrued interest on the principal amount being prepaid to the date of prepayment.

          SECTION 2.11. Payments. All payments by the Borrower pursuant to this Agreement, the Notes, or any other Loan Document, whether in respect of principal, interest, or otherwise, shall be made in same day funds by the Borrower to the Agent for the account of Agent and the Banks, as the case may be, without set-off or counterclaim. All such payments required to be made to the Agent shall be made not later than 11:00 a.m., Chicago time, on the date due, by wire transfer to such account as the Agent shall specify from time to time by notice to the Borrower. Funds received after that time shall be deemed to have been received by the Agent on the next succeeding Business Day. The Agent shall promptly remit in same day funds to each Bank its share of such payments received by the Agent for the account of such Bank. Whenever any payment to be made shall otherwise be due on a day which is not a Business Day, such payment shall (except as otherwise required by the proviso of the first sentence of the definition of the term "Interest Period" with respect to payments on Eurodollar Loans) be made on the next succeeding Business Day and such extension of time shall be included in computing interest, if any, in connection with such payment.

          SECTION 2.12.  Fees.  (a) The Borrower agrees to pay to each
 Bank, through the Agent, on each March 31, June 30, September 30, December 31 and on the earlier of the Maturity Date and the termination of the Commitment as provided herein, in same day funds, a commitment fee (a "Commitment Fee") on such Bank's Percentage of the average daily unused amount of the Commitment of (i) 0.50% per annum for each day on which Level IV Status exists and (ii) 0.375% per annum for each day on which Level IV Status does not exist. All Commitment Fees shall be computed on the basis of the actual number of days elapsed in a year of 360 days. The Commitment Fee due to each Bank shall commence to accrue on the date hereof and shall cease to accrue on the earlier of the Maturity Date and the termination of the Commitment as provided herein. For purposes of this paragraph, the unused Commitment on any date shall be reduced by the aggregate Stated Amount of all Letters of Credit outstanding on such day.

          (b)  The Borrower agrees to pay each Co-Agent on the Closing
 Date, in same day funds, an arrangement fee in an amount specified in the letter agreement dated the date hereof among the Borrower and the Co-Agents.

          (c) The Borrower agrees to pay the Agent on the Closing Date and on each subsequent anniversary thereof during the term of this Agreement, a nonrefundable agent's fee in an amount specified in that letter agreement dated the date hereof between the Borrower and the Agent (the "Agent Letter").

          SECTION 2.13. LIBOR Deposits Unavailable. In the event, and on each occasion, that on the day two Business Days prior to the commencement of any Interest Period for a Eurodollar Loan, the Agent shall have determined that dollar deposits in the amount of the requested principal amount of such Eurodollar Loan are not generally available in the London Interbank Market to the Required Banks, or that reasonable means do not exist for ascertaining the LIBO Rate or that the rate at which dollar deposits are being offered will not adequately and fairly reflect the cost to the Required Banks of making the principal amount of such Eurodollar Loan during such Interest Period, the Agent shall, as soon as practicable thereafter, give written or telex notice of such determination to the Borrower and the Banks and any request by the Borrower for a Eurodollar Loan shall, until the circumstances giving rise to such notice no longer exist, be deemed a request for a Base Loan. Each determination by the Agent hereunder shall be conclusive absent manifest error.

          SECTION 2.14. Taxes. (a) All payments by the Borrower of principal of, and interest on, Loans of any type and all other amounts payable hereunder shall be made free and clear of, and without deduction for any setoff or counterclaims for, any taxes, fees, or other charges in the nature of (or in respect of) a tax imposed by any taxing authority, except for (i) franchise taxes and taxes imposed on or measured by any Bank's net income, or (ii) other taxes which the Borrower would not have been required to withhold but for such Bank, if it is organized under the laws of any jurisdiction other than the United States or any state thereof, having failed to comply with paragraph (b) below (all such taxes, fees and other charges, other than those referred to in clauses (i) and (ii) above, being hereinafter referred to as "Taxes" and those referred to in clauses (i) and
 (ii) above being hereinafter referred to as "Excluded Taxes"). In the event that any withholding or deduction from any payment to be made by the Borrower hereunder is required in respect of any Taxes pursuant to any applicable law, rule, or regulation, then the Borrower will: (A) pay to any relevant taxing authority the full amount required to be so withheld or deducted, (B) promptly forward to the Agent an official receipt or other documentation satisfactory to the Agent evidencing such payment to such authority, and (C) pay to the Agent for the account of such Bank such additional amount as is necessary to ensure that the net amount actually received by such Bank will equal the full amount such Bank would have received had no such withholding or deduction been required.

          (b) On the Closing Date and, with respect to Banks that become such pursuant to Section 9.03 hereof, immediately before the Effective Date, each Foreign Bank shall properly and duly execute and deliver in duplicate to the Borrower a United States Internal Revenue Service Form 4224 or Form 1001 or successor applicable form, as the case may be, properly certifying in each case that such Bank is entitled to receive payments under this Agreement without deduction or withholding of any United States federal income taxes. Each Bank which is required to deliver to the Borrower a Form 1001 or Form 4224 pursuant to the preceding sentence further undertakes to duly execute and deliver to the Borrower in duplicate Form 1001 or Form 4224, or successor applicable forms, as the case may be, on or before the date that any such form expires or becomes obsolete or after the occurrence of any event requiring a change in the most recent form previously delivered by it to the Borrower, and such extensions or renewals thereof as may reasonably be requested by the Borrower, properly certifying that such Bank is entitled to receive payments under this Agreement without deduction or withholding of any United States federal income taxes, unless any change in treaty, law or regulation or in the interpretation or administration thereof by any governmental authority charged with the interpretation or administration thereof (whether or not having the force of law) has occurred after the date the Bank has become such under this Agreement and prior to the date on which any such delivery would otherwise be required which renders all such forms inapplicable or which would prevent a Bank from duly completing and delivering any such form with respect to it and such Bank advises the Borrower that it is not capable of receiving payments without deduction or withholding of United States federal income tax.

          (c) If the Borrower is required to pay additional amounts to any Bank pursuant to this Section 2.14, then such Bank shall use reasonable efforts (consistent with legal and regulatory restrictions) to designate a different lending office if such designation will thereafter eliminate any such additional payment and will not, in the judgment of such Bank, be otherwise disadvantageous to such Bank.

          SECTION 2.15. Change in Law. (a) Notwithstanding any other provision herein, if after the date of this Agreement with respect to (other than Excluded Taxes) any change in applicable law or regulation or in the interpretation or administration thereof by any governmental authority charged with the interpretation or administration thereof (whether or not having the force of law) shall change the basis of taxation of payments to any Bank of the principal of or interest on any Eurodollar Loan made by such Bank or any other fees or amounts payable hereunder, or shall impose, modify or deem applicable any reserve, special deposit or similar requirement against assets of, deposits with or for the account of, or credit extended by, such Bank or shall impose on such Bank or the London interbank market any other condition affecting this Agreement or the Eurodollar Loans made by such Bank or the Letters of Credit issued hereunder, and the result of any of the foregoing shall be to increase the cost to such Bank of making or maintaining any Eurodollar Loan or increase the cost to any Bank of issuing or maintaining any Letter of Credit or any L/C Participating Interest or to reduce the amount of any sum received or receivable by such Bank hereunder (whether of principal, interest or otherwise) in respect thereof by an amount deemed by such Bank to be material, then such additional amount or amounts as will compensate such Bank for such additional costs or reduction (including increased costs applicable to additional sums paid under this paragraph) will be paid by the Borrower to such Bank upon demand by such Bank.

          (b) If, after the date of this Agreement, any Bank shall have determined that the adoption of any applicable law, rule, regulation or guideline regarding capital adequacy, or any change therein, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by such Bank (or any lending office or parent of such Bank) with any request or directive regarding capital adequacy with respect to this Agreement (whether or not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on such Bank's or its parent's capital as a consequence of its obligations hereunder to a level below that which such Bank or its parent could have achieved but for such adoption, change or compliance by an amount deemed by such Bank to be material, then from time to time, the Borrower shall pay to such Bank such additional amount or amounts as will compensate such Bank for such reduction.

          (c) A certificate of each Bank setting forth such amount or amounts as shall be necessary to compensate such Bank (or participating banks or other entities pursuant to Section 9.03) as specified in paragraph
 (a) or (b) above, as the case may be, shall be delivered to the Borrower and shall describe the calculation thereof, which shall be consistent with similar calculations made in respect of loans to other borrowers by such Bank. The Borrower shall pay each Bank the amount shown as due on any such certificate upon demand by such Bank. If the Borrower is required to pay additional amounts to any Bank pursuant to this Section 2.15, then such Bank shall use reasonable efforts (consistent with legal and regulatory restrictions) to designate a different lending office if such designation will thereinafter eliminate any such additional payment and will not, in the judgment of such Bank, be otherwise disadvantageous to such Bank.

          (d) Failure on the part of any Bank to demand compensation for any increased costs or reduction in amounts received or receivable or reduction in return on capital with respect to any Interest Period which has ended within the preceding 12 months shall not constitute a waiver of such Bank's right to demand compensation for any increased costs or reduction in amounts received or receivable or reduction in return on capital in such Interest Period or in any other Interest Period. The protection of this Section shall be available to each Bank regardless of any possible contention of invalidity or inapplicability of the law, regulation or condition which shall have been imposed. If any Bank shall receive as a refund any moneys from any source that it had listed on the certificate provided pursuant to paragraph (c) above as an increased cost, to the extent that the Borrower has previously paid such increased cost to such Bank, such Bank shall promptly forward such refund to the Borrower without interest.

          (e) Without limiting (but without duplicating) the effect of the foregoing provisions of this Section, the Borrower shall pay to each Bank with respect to any Eurodollar Loan so long as such Bank may be required to maintain reserves against "Eurocurrency liabilities" under Regulation D of the Board (or so long as such Bank may be required to maintain reserves against any other category of liabilities which includes deposits by reference to which the interest rate on any Eurodollar Loan is determined as provided in this Agreement or against any category of extensions of credit or other assets of such Bank which includes any Eurodollar Loan) an additional amount for each Interest Period equal to the product of the following: (i) the principal amount of such affected Eurodollar Loan, (ii) an amount equal to (A) the LIBOR Reserves for such Interest Period, minus
 (B) one, (iii) the LIBO Rate for such Interest Period and (iv) a fraction,
 (A) the numerator of which is the number of days in such Interest Period and
 (B) the denominator of which is 360. The Borrower shall pay to each Bank the amount owed under this paragraph (e) upon demand by a Bank and presentation of a certificate setting forth the calculation of such amount.

          SECTION 2.16. Change in Legality. (a) Notwithstanding anything to the contrary herein contained, if any change in any law or regulation or in the interpretation thereof or any new law, regulation or interpretation by any governmental authority charged with the administration or interpretation thereof shall make it unlawful for any Bank to make or maintain any Eurodollar Loan or to give effect to its obligations as contemplated hereby (an "Illegality"), then, by written notice to the Borrower, such Bank may:

               (i) declare that Eurodollar Loans will not thereafter be made by such Bank hereunder, whereupon the Borrower shall be prohibited from requesting Eurodollar Loans from such Bank hereunder unless such declaration is subsequently withdrawn and prior to the withdrawal of such declaration such Bank shall make its Percentage of all Borrowings as Base Loans; and

               (ii) require that all outstanding Eurodollar Loans made by it be converted to Base Loans, in which event (A) all such Eurodollar Loans shall be automatically converted to Base Loans as of the effective date of such notice as provided in paragraph (b) below and (B) all payments and prepayments of principal which would otherwise have been applied to repay the converted
           Eurodollar Loans shall instead be applied to repay the Base
           Loans resulting from the conversion of such Eurodollar Loans.

          (b) For purposes of Section 2.16(a), a notice to the Borrower by any Bank shall be effective, if lawful, on the last day of the then-current Interest Period; in all other cases, such notice shall be effective on the date of receipt by the Borrower.

          (c) If an Illegality occurs with respect to a Bank, prior to making the declaration pursuant to paragraph (a) above, the affected Bank shall make all reasonable efforts (which shall not require such Bank to incur a loss or otherwise suffer any disadvantage) to make within 30 days, subject to the consent of the Borrower, an assignment of its rights and delegation and transfer of its obligations hereunder to another of its offices, branches or Affiliates for the purpose of causing such Illegality to cease to exist so long as such assignment and delegation will not create another Illegality and such Bank shall be permitted under applicable law to continue to hold Eurodollar Loans pending such assignment and delegation.

          SECTION 2.17. Funding Losses. If the Borrower makes any payment of principal with respect to any Eurodollar Loan on any day other than the last day of the Interest Period applicable thereto (including, without limitation, as a result of the circumstances described in Section
 2.16 or upon acceleration after the occurrence of an Event of Default), or if the Borrower fails to borrow any Eurodollar Loan after notice has been given to the Agent in accordance with the provisions of this Agreement (the period of time from and including the date of repayment or the date of failure to borrow until the last day of the Interest Period or proposed Interest Period, as the case may be, hereinafter referred to as the "Remaining Interest Period"), the Borrower shall pay promptly and directly to each Bank an amount, if greater than zero, equal to:


               A x (B-C) x   D
                                           360

 where "A" equals such Bank's Percentage of the principal amount of such repayment or failed borrowing; "B" equals the rate of interest (expressed as a decimal) that was applicable to such Eurodollar Loan or would have been applicable to such failed Eurodollar Loan pursuant to the terms of this Agreement; "C" equals the rate (expressed as a decimal) in effect on or about the date of such repayment or failure to borrow, based on the applicable rates bid on or about such date for dollar deposits in the interbank market in an amount equal approximately to such Bank's Percentage of the principal amount of such repayment or failed borrowing with an interest period commencing on the first day of the Remaining Interest Period and ending on the last day of such Remaining Interest Period; and "D" equals the number of days from and including the first day of the Remaining Interest Period to, but excluding the last day of such Remaining Interest Period. A certificate of each such Bank giving a reasonably detailed calculation of the amount of any such payment shall be submitted by each such Bank to the Borrower, with a copy to the Agent, and shall be presumed to be correct in the absence of manifest error.

          SECTION 2.18.  Pro Rata Treatment.  Except as required under
 Section 2.16, each Borrowing under each type of Loan, each payment or prepayment of principal of the Loans, each payment of interest on the Loans, each payment of the Commitment Fees and each reduction of the Commitment shall be made pro rata among the Banks in accordance with their respective Percentages.

          SECTION 2.19. Sharing of Setoffs. Each Bank agrees that if it shall, through the exercise of a right of banker's lien, setoff or counterclaim against the Borrower, including, but not limited to, a secured claim under Section 506 of Title 11 of the United States Code or other security or interest arising from, or in lieu of, such secured claim, received by such Bank under any applicable bankruptcy, insolvency or other similar law or otherwise, or for any other reason, obtain payment (voluntary or involuntary) in respect of any Loan made by it as a result of which the unpaid principal portion of the Loans made by it shall be proportionately less than the unpaid principal portion of the Loans made by any other Bank, it shall be deemed to have simultaneously purchased from such other Bank a participation in the Loans made by such other Bank, so that the aggregate unpaid principal amount of the Loans and participations in Loans made by each Bank shall be in the same proportion to the aggregate unpaid principal amount of all Loans then outstanding as the principal amount of the Loans made by it prior to such exercise of banker's lien, setoff or counterclaim or the obtaining of such payment was to the principal amount of all Loans outstanding prior to such exercise of banker's lien, setoff or counterclaim; provided, however, that if any such purchase or purchases or adjustments shall be made pursuant to this Section and the payment giving rise thereto shall thereafter be recovered, such purchase or purchases or adjustments shall be rescinded to the extent of such recovery and the purchase price or prices or adjustment restored without interest. The Borrower expressly consents to the foregoing arrangements and agrees that any Bank holding a participation in a Loan deemed to have been so purchased may exercise any and all rights of banker's lien, setoff or counterclaim with respect to any and all moneys owing by the Borrower to such Bank as fully as if such Bank had made a Loan directly to the Borrower in the amount of such participation.

                               ARTICLE IIA
                            LETTERS OF CREDIT

          SECTION 2A.01. Commitment to Issue Letters of Credit. Subject to the terms and conditions hereof and relying upon the representations and warranties herein set forth, each Bank severally, and not jointly, agrees to extend credit by acquiring an L/C Participating Interest in each Letter of Credit issued by any Issuing Bank for the account of the Borrower from time to time during the period commencing on the date hereof and ending on the Maturity Date or the earlier termination of the Commitment in accordance with Section 2.05, in an aggregate amount at any one time outstanding not to exceed such Bank's Percentage of the L/C Commitment. During such period, the Borrower may use the Commitment by having any Issuing Bank issue Letters of Credit, having such Letters of Credit expire undrawn upon or, if drawn upon, reimbursing such Issuing Bank for such drawing, and having any Issuing Bank issue new Letters of Credit, all in accordance with the terms and conditions hereof; provided, that, after giving effect to the issuance of each Letter of Credit, the sum of (a) the aggregate Stated Amounts of outstanding Letters of Credit plus (b) the then aggregate outstanding principal amount of the Loans shall not exceed the aggregate amount of the Commitment. The Banks and the Borrower agree that the Existing Letters of Credit shall constitute Letters of Credit for all purposes of this Agreement and that each Bank has an L/C Participating Interest therein equal to such Bank's Percentage.

          SECTION 2A.02.  Requests for Issuance of Letters of Credit.
 (a) The Borrower may request any Issuing Bank to issue a Letter of Credit for the account of the Borrower by delivering to the Agent at its address specified in Section 9.01, such Issuing Bank's standard form of a commercial letter of credit application and agreement (a "Letter of Credit Application"), completed to the satisfaction of such Issuing Bank, and such other certificates, documents and other papers and information as such Issuing Bank may reasonably request.

          (b) Each Letter of Credit issued hereunder shall, among other things, (i) provide for the payment of sight drafts when presented for honor thereunder in accordance with the terms thereof and when accompanied by the documents described therein and (ii) have a term of no more than one year and in no event have an expiry date occurring later than the Maturity Date. Each Letter of Credit Application and each Letter of Credit shall be subject to the Uniform Customs and, to the extent not inconsistent therewith, the laws of the State of Illinois.

          SECTION 2A.03. Letter of Credit Fees. The Borrower shall pay in advance to the applicable Issuing Bank a letter of credit fronting fee of 0.25% of the Stated Amount of any Letter of Credit on the Closing Date (with respect to Existing Letters of Credit) and on the date of issuance of each Letter of Credit and on each March 31, June 30, September 30 and December 31 thereafter. On March 31, June 30, September 30 and December 31, the Borrower shall pay to the Agent for the account of each Bank a letter of credit fee equal to the "Letter of Credit Rate" for the quarter then ending of such Bank's Percentage of the Stated Amount of such Letter of Credit.
 For purposes of the preceding sentence, "Letter of Credit Rate" means, with respect to any quarter, a rate per annum equal to (a) 1.25% if Level I Status exists on the first day of such quarter, (b) 1.50% if Level II Status exists on the first day of such quarter, (c) 2.00% if Level III Status exists on the first day of such quarter and (d) 2.50% if Level IV Status exists on the first day of such quarter.

          SECTION 2A.04. Participating Interests. Effective in the case of each Letter of Credit as of the date of the issuance thereof (which in the case of the Existing Letters of Credit shall be deemed to be the date hereof), each Issuing Bank agrees to allot and does allot, to itself and each other Bank, and each Bank severally and irrevocably agrees to take and does take an L/C Participating Interest in such Letter of Credit and the related Letter of Credit Application in a percentage equal to such Bank's Percentage. Each Participating Bank hereby agrees that its obligation to participate in each Letter of Credit issued by any Issuing Bank hereunder and the drafts drawn thereunder shall be irrevocable and unconditional.

          SECTION 2A.05.  Procedure for Issuance of Letters of Credit.
 Upon receipt of any Letter of Credit Application from the Borrower, the applicable Issuing Bank will promptly notify each Bank thereof and such Issuing Bank will process such Letter of Credit Application, and the other certificates, documents and other papers delivered to such Issuing Bank in connection therewith, in accordance with its customary procedures and shall promptly issue such Letter of Credit to the beneficiary thereof and shall furnish a copy thereof to the Borrower and the other Banks.

          SECTION 2A.06. Payments. Upon each drawing under a Letter of Credit, the applicable Issuing Bank shall promptly notify the Borrower thereof and such drawing shall be repaid on the date on which such drawing is made. If such drawing is not repaid on such date, (a) interest will accrue thereon from and after the date thereof at the rate specified in
 Section 2.09 above and (b) such Issuing Bank will promptly notify each other Bank and, upon its receipt of any such notice, each other Bank will transfer to such Issuing Bank, in immediately available funds, an amount equal to such other Bank's Percentage of such drawing, together with interest on such amount at the daily average Federal Funds Rate quoted by such Issuing Bank for the number of days from and including the date of such drawing to but excluding the date on which such amount becomes immediately available to such Issuing Bank from such other Bank.

          SECTION 2A.07. Further Assurances. The Borrower hereby agrees, from time to time, to do and perform any and all acts and to execute any and all further instruments reasonably requested by any Issuing Bank to more fully effect the purposes of this Agreement and the issuance of the Letters of Credit hereunder.

          SECTION 2A.08. Unavailability and Market Conditions. In the event of volatile or other adverse market conditions with respect to the Letters of Credit (such as conditions in the nature of those set forth in Article 19 of the Uniform Customs), any Issuing Bank shall have the right in the exercise of its good faith judgment to suspend the commitment to issue Letters of Credit, provided that any such suspension shall be lifted as soon as such adverse market conditions cease.

          SECTION 2A.09.  Obligations Absolute.  (a) The payment
 obligations of the Borrower under Section 2A.06 shall be unconditional and irrevocable and shall be paid strictly in accordance with the terms of this Agreement under all circumstances including, without limitation, the following circumstances:

               (i) the existence of any claim, set-off, defense or other right which the Borrower may have at any time against any beneficiary, or any transferee, of any Letter of Credit issued for its account (or any Persons for whom any such beneficiary or any such transferee may be acting), any Issuing Bank, the Agent or any other Bank, or any other Person, whether in connection with this Agreement, the transactions contemplated herein, or any unrelated transaction;

               (ii) any statement or any other document presented under any Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect;

               (iii) payment by any Issuing Bank under any Letter of Credit against presentation of a draft or certificate which does not comply with the terms of such Letter of Credit, except payment resulting from the gross negligence or willful misconduct of such Issuing Bank; or

               (iv) any other circumstances or happening whatsoever, whether or not similar to any of the foregoing, except circumstances or happenings resulting from the gross negligence or willful misconduct of any Issuing Bank.

          (b) The Borrower agrees that no Issuing Bank shall be liable or responsible for the acts or omissions of a beneficiary with respect to its use of a Letter of Credit. None of the Issuing Banks nor any of their respective officers, directors, employees or agents shall be liable or responsible for: (i) the use which may be made of a Letter of Credit or for any acts or omissions of the beneficiary of such Letter of Credit, (ii) the validity, sufficiency or genuineness of documents, or of any endorsements(s) thereon, even if such documents should in fact prove to be in any or all respects invalid, insufficient, fraudulent or forged, (iii) the validity or sufficiency of any endorsements, delay in giving or failure to give notice of arrival or any other notice, or failure of any instrument to bear any reference or adequate reference to a Letter of Credit or of documents to accompany any instrument at negotiation, or failure of any Person to note the amount of any instrument on the reverse of a Letter of Credit or to surrender or take up a Letter of Credit or to forward documents under a Letter of Credit, (iv) payment by any Issuing Bank against presentation of documents which do not comply with the terms of a Letter of Credit or (v) any other circumstances whatsoever in making or failing to make a payment under a Letter of Credit, except where the foregoing is attributable to gross negligence or willful misconduct of any Issuing Bank; and an Issuing Bank shall be liable to the Borrower, to the extent but only to the extent, of any direct, as opposed to consequential, damages suffered by the Borrower which the Borrower proves were caused by (A) such Issuing Bank's gross negligence or willful misconduct in determining whether documents presented under a Letter of Credit comply with the terms of such Letter of Credit or
 (B) such Issuing Bank's willful failure to pay under a Letter of Credit after the presentation to it by a beneficiary of a sight draft and all certificates and other documents strictly complying with the terms and conditions of such Letter of Credit. In furtherance and not in limitation of the foregoing, each Issuing Bank acting through its responsible officers, employees and agents, may accept documents and certificates that appear on their face to be in order, without responsibility for further investigation.

          SECTION 2A.10. Letter of Credit Application. The provisions of this Article IIA in respect of any Letter of Credit are supplemental to, and not in derogation of, any rights and remedies of any Issuing Bank and the Banks under the Letter of Credit Application related to such Letter of Credit and under other applicable law. To the extent that any provisions contained in a Letter of Credit Application are inconsistent with the provisions of this Agreement, the terms and provisions contained in this Agreement shall control.

          SECTION 2A.11. Role of Issuing Banks. Each Bank agrees that in paying any drawing under a Letter of Credit, none of the Issuing Banks shall have any responsibility to obtain any document (other than the sight draft and certificates required by such Letter of Credit) or to ascertain or inquire as to the validity or accuracy of any such document or the authority of the Person delivering any such document. None of the Issuing Banks nor any of their respective directors, officers, employees, or agents shall be liable to any Bank for (i) any action taken or omitted in connection with any Letter of Credit at the request or with the approval of the Required Banks, (ii) any action taken or omitted in the absence of gross negligence or willful misconduct, or (iii) the execution, effectiveness, genuineness, validity or enforceability of any Letter of Credit or any other document contemplated hereby or thereby.

                               ARTICLE III
                      REPRESENTATIONS AND WARRANTIES

          The Borrower represents and warrants to the Banks that:

          SECTION 3.01. Organization; Powers. The Borrower and each of its Subsidiaries are each a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, has the requisite power and authority, including, without limitation, all licenses, permits, franchises, patents, copyrights, trademarks, trade names, consents and approvals, to own its property and assets and to carry on its business as now conducted and is qualified to do business and in good standing in every jurisdiction where such qualification is required, except where the failure to so qualify or be in good standing would not have a Material Adverse Effect. The Borrower and each of its Subsidiaries have the full corporate power to consummate the Transactions.

          SECTION 3.02.  Authorization.  The consummation of the
 Transactions (a) have been duly authorized by all requisite corporate action and (b) will not (i) violate (A) any provision of the certificate of incorporation or by-laws of the Borrower or any of its Subsidiaries or any provision of any applicable law, statute, rule or regulation (including, without limitation, Regulations G, T, U or X), (B) any order of any court, or any rule, regulation or order of any other agency of government binding upon the Borrower or any of its Subsidiaries or (C) any provisions of any indenture, agreement or other instrument to which the Borrower or any of its Subsidiaries is a party, or by which the Borrower or any of its Subsidiaries, or any of their respective properties or assets is or may be bound, (ii) be in conflict with, result in a breach of or constitute (alone or with notice or lapse of time or both) a default under any indenture, agreement or other instrument referred to in clause (b)(i)(C) above or (iii) result in the creation or imposition of any Lien (other than in favor of the Agent for the benefit of the Banks as contemplated by this Agreement) upon any property or assets of the Borrower or any of its Subsidiaries.

          SECTION 3.03. Governmental Approval. Except for the financing statements referred to in Section 4.02(e), no registration with or consent or approval of, or other action by, any Federal, state or other governmental agency, authority or regulatory body is or will be required in connection with the consummation of the Transactions.

          SECTION 3.04. Enforceability. This Agreement constitutes, and the Security Agreement and the Notes when duly executed and delivered by the Borrower will constitute, legal, valid and binding obligations of the Borrower, enforceable against the Borrower in accordance with their respective terms (subject, as to the enforcement of remedies, to applicable bankruptcy, reorganization, insolvency, moratorium and similar laws affecting creditors' rights generally).

          SECTION 3.05. Financial Statements. (a) The Borrower has heretofore furnished to the Banks a balance sheet and the related statements of operations and cash flows of the Borrower as of and for the fiscal years ended February 2, 1991, February 1, 1992 and January 30, 1993, which are audited by and accompanied by the unqualified opinion of independent certified public accountants of recognized national standing. Such balance sheets and the related statements of operations and cash flows present fairly in all material respects the financial position and results of operations of the Borrower as of the dates and for the periods indicated. Such balance sheets and the notes thereto disclose all material liabilities, direct or contingent, of the Borrower, as of the dates thereof. The financial statements referred to in this Section have been prepared in accordance with generally accepted accounting principles applied on a consistent basis.

          (b) Except as fully reflected in Schedule 3.05(b) hereto, as of the Closing Date, neither the Borrower nor any of its Subsidiaries will have any material liabilities or obligations of any nature whatsoever (whether absolute, accrued, contingent or otherwise and whether or not due) which are not set forth and described in the information referenced in Section 3.05(a) hereof. Except as reflected in Schedule 3.05(b) hereto, as of the Closing Date, the Borrower does not know of any basis for the assertion against the Borrower or any of its Subsidiaries of any material liability or obligation of any nature whatsoever which is not set forth and described in the information referenced in Section 3.05(a) hereof.

          (c) The Borrower has heretofore furnished to the Banks the Pro Forma Financial Statements in the form of Schedule 3.05(c) hereto. There are no statements or conclusions in the Pro Forma Financial Statements that are based upon or include information known to the Borrower to be misleading or which fail to take into account material information regarding the matters reported therein. The Borrower believes the Pro Forma Financial Statements have been prepared in good faith and are based on reasonable assumptions.

          SECTION 3.06. No Material Adverse Change. Since January 30, 1993, there has been no material adverse change in the business, assets, operations or condition (financial or otherwise), of the Borrower and its Subsidiaries taken as a whole.

          SECTION 3.07.  Title to Properties; Possession Under Lease.
 (a) The Borrower and each of its Subsidiaries have good and marketable title to, or valid leasehold interests in, all its material properties and assets and title to all such properties and assets is held in its respective name and not in any other Person's name as nominee, except for such properties as are no longer used or useful in the conduct of its business or as have been disposed of in the ordinary course of business and except for minor defects in title that do not interfere with the ability of the Borrower, or any of its Subsidiaries, as the case may be, to conduct its business as now conducted. All such assets and properties are free and clear of all Liens other than those created on behalf of the Banks or those otherwise permitted by Section 6.02. All of the material properties and assets of the Borrower and each of its Subsidiaries are in good repair, working order and condition, ordinary wear and tear excepted.

          (b) The Borrower owns in its name, and the Collateral includes, all inventory held for resale in its business or the business of any of its Subsidiaries, provided that, (i) the Borrower may sell certain General Electric and L'Eggs inventory on consignment and (ii) BOGOs may own up to $2,000,000 of inventory that is held for resale in the ordinary course of business. Attached hereto as Schedule 3.07(b) is a list of all stores of the Borrower and its Subsidiaries that are located in the State of Iowa, the approximate inventory of each such store as of January 30, 1993 and the aggregate rentals for the fiscal year ended January 30, 1993 under each store lease relating thereto.

          (c) The Borrower and each of its Subsidiaries have complied with all material obligations under all material leases to which each is a party and under which each is in occupancy, and all such leases are in full force and effect. The Borrower and each of its Subsidiaries enjoy peaceful and undisturbed possession under all such leases. To the best of the Borrower's knowledge, there is not any material default by any other party under any such lease except as set forth in Schedule 3.07(c) hereto.

          SECTION 3.08. Litigation. There are no actions, suits or proceedings at law or in equity or by or before any governmental instrumentality or other agency or regulatory authority now pending or, to the knowledge of the Borrower, threatened against the Borrower or any of its Subsidiaries or the businesses, assets or rights of the Borrower or any of its Subsidiaries (a) which involve this Agreement or any of the other Loan Documents or any of the transactions contemplated hereby or thereby or (b) as to which there is a significant possibility of an adverse determination and which, if adversely determined, could, individually or in the aggregate, have a Material Adverse Effect.

          SECTION 3.09. Compliance with Laws. Neither the Borrower nor any of its Subsidiaries is in violation of any law or in default with respect to any judgment, writ, injunction, decree, rule or regulation of any court or governmental agency or instrumentality, where such violation or default could have a Material Adverse Effect.

          SECTION 3.10. Hazardous Materials. Neither Borrower, nor any of its Subsidiaries, nor any of their respective agents, employees or representatives, nor any other Person, has transported, used, generated, handled, stored, released, emitted, leached, discharged, dumped or disposed of any Hazardous Materials (i) onto, into or from the Borrower's Properties, or any part thereof, or (ii) from the Borrower's Properties onto or into any property adjacent to the Borrower's Properties or (iii) from the Borrower's Properties onto or into any other property in violation of any Hazardous Substance Laws, except for such activities that could not give rise to a Material Adverse Effect. No Hazardous Materials are currently or have been located at, in, on, under or about the Borrower's Properties in a manner which violates any Hazardous Substance Laws or which requires response, cleanup or corrective action of any kind under any Hazardous Substance Laws, other than Hazardous Materials the presence of which could not give rise to a Material Adverse Effect. No notice of violation, lien, complaint, suit, order or other notice with respect to the environmental condition of the Borrower's Properties is outstanding or has been received by Borrower, or any of its Subsidiaries (except for matters that could not give rise to a Material Adverse Effect), nor has any such notice been issued which has not been complied with in all material respects so as to bring the Borrower's Properties into material compliance with all Hazardous Substance Laws. No investigation is pending or to the Borrower's knowledge, threatened with respect to the environmental condition of the Borrower's Properties. Except for four existing underground storage tanks located at the Milan, Illinois distribution facility that are being maintained in material compliance with all Hazardous Substance Laws, no underground storage tanks are or at any time have been located on the Borrower's Properties that have not been removed in accordance with applicable Hazardous Substance Laws. No Hazardous Materials are used in the operation of the Borrower's Properties or business other than in material compliance with applicable Hazardous Substance Laws. All licenses, permits or registrations (or any extensions thereof) required under any Hazardous Substance Law for the Borrower's Properties or the business of the Borrower or any of its Subsidiaries as conducted have been obtained and the Borrower is in material compliance therewith, except where the failure to have such licenses, permits and registrations could not give rise to a Material Adverse Effect.

          SECTION 3.11. Federal Reserve Regulations. (a) The Borrower is not engaged principally, or as of one of its important activities, in the business of extending credit for the purpose of purchasing or carrying Margin Stock.

          (b) No part of the proceeds of the Loans will be used, whether directly or indirectly, and whether immediately, incidentally or ultimately,
 (i) to purchase or carry Margin Stock or to extend credit to others for the purpose of purchasing or carrying Margin Stock or to refund indebtedness originally incurred for such purpose, or (ii) for any purpose which entails a violation of, or which is inconsistent with, the provisions of Regulations of the Board, including, without limitation, Regulations G, T, U or X thereof.

          SECTION 3.12.  Taxes.  The Borrower and each of its
 Subsidiaries has filed or caused to be filed all material Federal, state and local tax returns which are required to be filed by it, and has paid or caused to be paid all taxes shown to be due and payable on such returns or on any assessments received by it, other than any taxes or assessments, the validity of which the Borrower or any such Subsidiary is contesting in good faith by appropriate proceedings, and with respect to which the Borrower or any such Subsidiary shall have set aside on its books adequate reserves in accordance with generally accepted accounting principles.

          SECTION 3.13. ERISA Matters. (a) Each Pension Plan is in compliance in all material respects with all applicable requirements of ERISA and the Age Discrimination in Employment Act and published interpretations thereunder. Each Pension Plan that is intended to qualify for special tax treatment under Sections 401(a) or 403(a) of the Code is in compliance in all material respects with the applicable requirements of the Code for such qualification. Neither the Borrower nor any of its Subsidiaries nor any Pension Plan has engaged in any transaction that is prohibited by (and not otherwise exempted from) Section 406 of ERISA or that would subject the Borrower or any of its Subsidiaries to a material tax under Section 4975 of the Code. The Borrower and each of its ERISA Affiliates have made full payment of all amounts that the Borrower or such ERISA Affiliate is required under the terms of any Pension Plan, or the terms of any collective bargaining agreement relating to a Pension Plan, to have paid as a contribution to, or otherwise in respect of, each Pension Plan as of the last day of the fiscal year of such Pension Plan ended before the date hereof, where nonpayment could have a Material Adverse Effect.

          (b) No Pension Plan has incurred an accumulated funding deficiency (as defined in Section 412 of the Code or Section 302 of ERISA) whether or not waived. No Reportable Event has occurred, been waived or exists in connection with any Pension Plan as to which the Borrower or any ERISA Affiliate was or is required to file or report with the PBGC or to notify the Plan administrator. None of the Borrower or any ERISA Affiliate has incurred any material withdrawal (or partial withdrawal) liability under subtitle E of Title IV of ERISA to a Pension Plan that is a Multiemployer Plan. None of the Borrower or any ERISA Affiliate has received any notification that any Multiemployer Plan is in reorganization or has been terminated within the meaning of Title IV of ERISA, and no Multiemployer Plan is reasonably expected to be in reorganization or to be terminated where such reorganization or termination has resulted or could reasonably be expected to result, through increases in the contributions required to be made to such Plan or otherwise, in a Material Adverse Effect.

          (c) As of the date of this Agreement, the present value of the future cost to the Borrower and its Subsidiaries of post-retirement medical benefits that the Borrower or any of its Subsidiaries are obligated to provide, calculated on the basis of actuarial factors the Borrower considers reasonable estimates of future experience, does not exceed $3,000,000.

          SECTION 3.14. Labor Relations. There are no (a) unfair labor practice complaints pending before the National Labor Relations Board, (b) grievance or arbitration proceedings arising out of or under collective bargaining agreements pending against the Borrower or (c) any strikes, labor disputes, slowdowns or stoppages pending against the Borrower or any of its Subsidiaries which could have a Material Adverse Effect. The hours worked by and payment made to employees of the Borrower and each of its Subsidiaries have not been in violation of the Fair Labor Standards Act or any other applicable Federal, state, local or foreign law dealing with such matters, where such violations could result in a Material Adverse Effect. The consummation of the Transactions will not give rise to a right of termination or right of renegotiation on the part of any union under any collective bargaining agreement to which the Borrower is a party or by which the Borrower is bound on the Closing Date.

          SECTION 3.15. Investment Company Act; Public Utility Holding Company Act. The Borrower is not an "investment company" as defined in, or subject to regulation under, the Investment Company Act of 1940, as amended. The Borrower is not a "holding company" as defined in, or subject to regulation under, the Public Utility Holding Company Act of 1935, as amended.

          SECTION 3.16. Security Interests. The Security Agreement, when duly executed and delivered by the Borrower and upon the filing of the requisite financing statements, will create and grant to the Agent for the benefit of the Banks a valid and perfected first priority security interest in all the Collateral securing the payment of all Obligations (as defined in the Security Agreement) and the Collateral will not be subject to any other Lien.

          SECTION 3.17.  Trademarks and Licenses.  Except as set forth in
 Schedule 3.17 hereto, the Borrower owns or has the right to use as licensee all material patents, copyrights, trademarks, trade names, know-how, trade secrets and other proprietary rights necessary to conduct its business as presently conducted. Except as set forth in Schedule 3.17, (a) the Borrower conducts its business without infringement or claim of infringement of any license, patent, trade name, trademark, copyright, trade secret or other industrial property rights of others and (b) there is no infringement or claim of infringement by others of any material patent, trade name, trademark, copyright, trade secret or other intellectual property right of the Borrower.

          SECTION 3.18   Solvency.  After giving effect to the
 Transactions and the borrowing of the maximum amount available under this Agreement (i) the fair saleable value of the total assets of the Borrower and each of its Subsidiaries is not less than its total liabilities, (ii) the Borrower and each of its Subsidiaries will not incur debts beyond its ability to pay such debts as they mature and (iii) the Borrower and each of its Subsidiaries will not be left with unreasonably small capital.

          SECTION 3.19.  Subsidiaries.  Except as set forth in Schedule
 3.19 hereto, the Borrower has no Subsidiaries. The Borrower owns all the issued and outstanding capital stock of each of its Subsidiaries and such stock is fully paid and nonassessable, and duly and validly authorized and issued, free and clear of all liens. None of the Borrower's Subsidiaries conduct any business operations or own any assets, except as described in
 Section 6.11 hereof.

          SECTION 3.20.  No Material Misstatements.  No written
 information, report, financial statement, exhibit or schedule prepared or furnished by or on behalf of the Borrower or any of its Subsidiaries to the Banks in connection with this Agreement or the other Loan Documents or included therein or delivered pursuant thereto contained or contains any material misstatement of fact or omitted or omits to state any material fact necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading.

                                ARTICLE IV
                CONDITIONS TO LOANS AND LETTERS OF CREDIT

          SECTION 4.01. All Loans and Letters of Credit. The obligation of (x) the Banks to make Loans hereunder on the date of each Loan and (y) any Issuing Bank to issue a Letter of Credit hereunder, are subject to the satisfaction of the following conditions precedent:

          (a) In the case of a Loan, the Agent shall have received a notice of borrowing as required by Section 2.03.

          (b) The representations and warranties set forth in Article III hereof shall be true and correct in all material respects with the same effect as though made on and as of such date, except to the extent that any such representation or warranty relates to an earlier date.

          (c) The Borrower shall be in compliance with all the terms and provisions contained herein and in the other Loan Documents and the Senior
 Note Indenture on its part to be observed or performed, and at the time of and immediately after such Borrowing or the issuance of such Letter of Credit no Event of Default or Potential Default shall have occurred and be continuing.

          (d) The Agent shall have received all such documents and instruments relating to this Agreement, the other Loan Documents, the Loans to be made on such date (or the Letter of Credit to be issued on such date) and the transactions contemplated hereby or thereby as it shall reasonably request and such documents and instruments shall be in form and substance reasonably satisfactory to the Agent.

 The acceptance by the Borrower of the proceeds of any Loan hereunder or the issuance of a Letter of Credit hereunder shall be deemed to constitute a representation and warranty by the Borrower on the date of such Loan or the date of the issuance of such Letter of Credit as to the matters specified in this Section (other than paragraph (d) hereof).

          SECTION 4.02. First Loan. The obligations of each of the Banks to make initial Loans hereunder are subject to the following additional conditions precedent:

          (a) The Agent shall have received from Weil, Gotshal, & Manges, counsel to the Borrower (i) a favorable written opinion to the effect set forth in Exhibit E hereto and (ii)(x) a letter addressed to the Agent, the Co-Agent and the Banks indicating that they may rely upon the opinion of Weil, Gotshal & Manges delivered to Shawmut Bank Connecticut National Association, as Trustee under the Subordinated Note Indenture in connection with the defeasance of the Subordinated Notes and (y) a letter addressed to the Agent, the Co-Agent and the Banks indicating that they may rely upon the opinion of Weil, Gotshal & Manges delivered to the underwriters in connection with the offering of the Senior Notes.

          (b) The Agent shall have received (i) with respect to the Borrower and each of its Subsidiaries, a copy of the certificate of incorporation of the Borrower and each of its Subsidiaries, including all amendments thereto, certified by the Secretary of State of the state of its incorporation, and a good standing certificate from such Secretary of State, each as of a date not more than 30 days prior to the Closing Date, (ii) a certificate as of a date not more than 30 days before the Closing Date from the Secretary of State in each state in which the Borrower or such Subsidiary conducts material business or owns material assets, as to the qualification of the Borrower or such Subsidiary to do business and its good standing in such state and (iii) such other documents as the Agent may reasonably request.

          (c) The Agent shall have received (i) a certificate of the Secretary or any Assistant Secretary of the Borrower and each of its Subsidiaries, dated the Closing Date, and certifying that (A) attached thereto is a true and complete copy of the by-laws of the Borrower or such Subsidiary each as in effect on the date of such certificate and at all times prior to the date of the resolutions described in clause (B) below,
 (B) in the case of the Borrower, attached thereto is a true and complete copy of resolutions duly adopted by the Board of Directors of the Borrower authorizing the execution, delivery and performance of this Agreement and the other Loan Documents to be executed and delivered by the Borrower and the borrowings by the Borrower hereunder, (C) the certificate of incorporation of the Borrower or such Subsidiary has not been amended since the date of the last amendment thereto shown in the certificate of good standing furnished pursuant to clause(b)(i) above and (D) in the case of the Borrower, that such resolutions referred to in clause (B) above have not been modified, rescinded or amended and are in full force and effect; (ii) a certificate of the Secretary or an Assistant Secretary of the Borrower, certifying as to the signatures and incumbency of the officers of the Borrower authorized to execute this Agreement and the other Loan Documents on behalf of the Borrower; and (iii) a certificate of another officer of the Borrower and each of its Subsidiaries as to the incumbency and specimen signature of such Secretary or Assistant Secretary executing the certificate pursuant to clause (i) above.

          (d) Each Bank shall have received a Note duly executed by the Borrower payable to its order and otherwise complying with the provisions of
 Section 2.07.

          (e) The Agent shall have received the duly executed Security Agreement and such financing statements, assignments and other instruments as may be necessary to create the first priority security interests to be created thereunder.

          (f) The Agent shall have received recently dated reports prepared by examiners approved by the Agent describing all Lien filings with respect to the Borrower and each of its Subsidiaries reflected in the records of (i) the State of Illinois, (ii) the State of Iowa, (iii) the State of Indiana and (iv) the counties listed in Schedule 4.02(f) hereto.
 No such report shall list any Lien other than (i) Liens permitted by Section
 6.02 below and (ii) Liens released on or before the Closing Date pursuant to such termination statements, releases and other documents as are acceptable to the Agent.

          (g) The Agent shall have received evidence verifying that all obligations and liabilities of the Borrower under the Existing Loan Documents and Subordinated Note Indenture shall have been (i) satisfied and paid in full, (ii) defeased pursuant to the irrevocable deposit of U.S. Government Obligations (as such term is defined in the Subordinated Note Indenture) or (iii) otherwise provided for in a manner reasonably satisfactory to the parties thereto.

          (h) The Agent shall have received evidence verifying that the Senior Notes shall have been sold or are simultaneously being sold for gross proceeds of $100,000,000.

          (i) The Agent shall have received a true and complete copy of the executed Senior Note Indenture and each of the other documents delivered in connection with the sale of the Senior Notes.

          (j) The Agent shall have received an acknowledgement from the Borrower's certified independent accountants as to the matters specified in
 Section 5.06(e)(ii) with respect to the Borrower's financial statements provided pursuant to Section 3.05(a).

                                ARTICLE V
                          AFFIRMATIVE COVENANTS

          The Borrower covenants and agrees with the Banks that, so long as this Agreement shall remain in effect, any Letter of Credit is outstanding or the principal of or interest on any Loan, any Fee or any other expense or amount payable hereunder shall be unpaid, unless the Required Banks shall otherwise consent in writing, it will, and will cause each of its Subsidiaries that is engaged in any material business or which has or obtains any material assets, to:

          SECTION 5.01. Existence. Do or cause to be done all things necessary to preserve, renew and keep in full force and effect its corporate existence, except as otherwise permitted by Section 6.04.

          SECTION 5.02. Businesses and Properties. At all times do or cause to be done all things necessary to preserve, renew and keep in full force and effect the rights, licenses, permits, franchises, leases, patents, copyrights, trademarks and trade names material to the conduct of its business; maintain and operate such business in substantially the manner in which it is presently conducted and operated; comply in all material respects with all laws and regulations applicable to the operation of such business whether now in effect or hereafter enacted and with all other applicable laws and regulations; take all action which may be required to obtain, preserve, renew and extend all licenses, permits and other authorizations which may be material to the operation of such business; subject to Section 6.11, hold title to all property material to the operation of such business in its own name and not in the name of any other Person as nominee; and at all times maintain, preserve and protect all property material to the conduct of such business and keep such property in good repair, working order and condition and from time to time make, or cause to be made, all needful and proper repairs, renewals, additions, improvements and replacements thereto necessary in order that the business carried on in connection therewith may be properly conducted at all times.

          SECTION 5.03. Insurance. Maintain insurance, to such extent and against such risks, including fire and other risks insured against by extended coverage, as is customary with companies similarly situated and in the same or similar business, which in any event shall be at least of such types and in such amounts as are now maintained by the Borrower; maintain in full force and effect public liability insurance against claims for personal injury or death or property damage occurring upon, in, about or in connection with the use of any properties owned, occupied or controlled by the Borrower or any of its Subsidiaries, in such amount as the Borrower or any such Subsidiary shall reasonably deem necessary; maintain such other insurance as may be required by law or as may be reasonably requested by the Required Banks for purposes of assuring compliance with this Section; and notify the Banks of any material change in the insurance coverage of the Borrower or any such Subsidiary.

          SECTION 5.04. Obligations and Taxes. Pay and discharge promptly when due all taxes, assessments and governmental charges or levies imposed upon it or upon its income or profits or in respect of its property before the same shall become delinquent or in default, as well as all lawful claims for labor, materials and supplies or otherwise, which, if unpaid, might give rise to liens or charges upon such properties or any part thereof; provided, however, that the Borrower and its Subsidiaries shall not be required to pay and discharge or to cause to be paid and discharged any such tax, assessment, charge, levy or claim so long as the validity or amount thereof shall be contested in good faith by appropriate legal or administrative proceedings and the Borrower or any such Subsidiary shall have set aside on its books adequate reserves with respect thereto in accordance with generally accepted accounting principles.

          SECTION 5.05. Hazardous Substance Laws. Conduct, and cause to be conducted, the ongoing operations of the Borrower and its Subsidiaries in a manner that will (a) comply in all material respects with all Hazardous Substance Laws, and (b) not give rise to the imposition of any Lien on any of the Collateral or any material liability, or require any material expenditures, or (c) create a material risk of personal injury to Persons at or about the Borrower's Properties under or in connection with any Hazardous Substance Laws.

          SECTION 5.06. Financial Statements, Reports, etc. Furnish to the Agent and each of the Banks:

          (a) within 90 days after the end of each fiscal year of the Borrower, consolidated balance sheets and consolidated income statements of the Borrower and its Subsidiaries showing the consolidated financial position of Borrower and its Subsidiaries as of the close of such fiscal year and the results of operations during such year, a consolidated statement of shareholders' equity and a consolidated statement of cash flows of the Borrower, as of the close of such fiscal year, all of which are audited by independent accountants of recognized national standing acceptable to the Banks (without any qualification for year-end audit adjustments);

          (b) within 45 days after the end of the first three fiscal quarters of each fiscal year, unaudited consolidated balance sheets and consolidated income statements and statements of cash flows showing the consolidated financial position and results of operations of the Borrower and its Subsidiaries as of the end of each such quarter and for the then elapsed portion of the fiscal year, which shall be certified by a Financial Officer as presenting fairly in all material respects the consolidated financial position and results of operations of the Borrower and as having been prepared in accordance with generally accepted accounting principles consistently applied subject to normal year-end audit adjustments;

          (c) within 30 days after the end of each month or accounting period, as the case may be, unaudited consolidated balance sheets and consolidated income statements showing the consolidated financial position and results of operations of the Borrower and its Subsidiaries as of the end of each such month or accounting period and for the then elapsed portion of the fiscal year, which shall be certified by a Financial Officer as presenting fairly in all material respects the consolidated financial position and results of operations of the Borrower and as having been prepared in accordance with generally accepted accounting principles consistently applied subject to normal year-end audit adjustments;

          (d)  promptly after the same become publicly available, copies of
 (i) all operating reports and other information delivered to the stockholders of the Borrower and the holders of the Senior Notes and (ii) such annual, periodic and other reports, and such proxy statements and other information, as shall be filed by the Borrower or any of its Subsidiaries with the Securities and Exchange Commission pursuant to the requirements of the Securities Exchange Act of 1934, as amended;

          (e) concurrently with the delivery of each set of financial statements referred to in paragraphs (a) and (b) above, (i) a compliance letter of the firm or person referred to therein (which compliance letter furnished by the independent certified public accountants referred to in paragraph (a) above may be limited to accounting matters and disclaim responsibility for legal interpretations) certifying that to the best of its or his knowledge no Event of Default or Potential Default has occurred, and, if such an Event of Default or Potential Default has occurred, specifying the nature and extent thereof and any corrective action taken or proposed to be taken with respect thereto and (ii) (with respect to the financial statements referred to in paragraph (a)) an acknowledgement by such accountants in substantially the form of Exhibit F hereto;

          (f) concurrently with the delivery of each set of financial statements referred to in paragraphs (a) and (b) above a certificate of a Financial Officer (i) demonstrating compliance, as of the dates of the financial statements being furnished at such time, with the covenants set forth in Sections 5.10 through and including 5.14 and 6.06, 6.07, 6.08 and
 6.13 and 6.14 and (ii) specifying the Leverage Ratio as of the dates of such financial statements;

          (g) concurrently with the delivery of each set of financial statements referred to in paragraphs (a) and (b) above, such financial statements and other financial information relating to the Borrower's Subsidiaries as the Co-Agents may from time to time reasonably request;

          (h) promptly, from time to time, such other information regarding the compliance by the Borrower with the terms of this Agreement and the other Loan Documents or the affairs, operations or condition (financial or otherwise) of the Borrower and the Borrower's Subsidiaries as any Bank may reasonably request and which is capable of being obtained, produced or generated by the Borrower or any of such Subsidiaries or of which any of them has knowledge;

          (i) within 30 days after the end of each fiscal quarter of the Borrower, an inventory report in the form of Schedule 5.06(h) hereto; and

          (j) within 30 days after the end of each fiscal year a certificate of the Financial Officer disclosing for the previous fiscal year the information on Schedule 3.07(b).

          SECTION 5.07. Litigation and Other Notices. Give each Bank prompt written notice of the following:

          (a) the issuance by any court or governmental agency or authority of any injunction, order, decision or other restraint prohibiting, or having the effect of prohibiting, the making of the Loans or the initiation of any litigation or similar proceeding seeking any such injunction, order or other restraint;

          (b) the filing or commencement of any action, suit or proceeding against the Borrower or any of its Subsidiaries, whether at law or in equity or by or before any governmental instrumentality or other agency or regulatory authority as to which there is a reasonable possibility of an adverse determination and which, if adversely determined against the Borrower or any such Subsidiary, could have a Material Adverse Effect;

          (c) any notice or claim to the effect that the Borrower or any of its Subsidiaries is or may be liable to any Person as a result of the release or threatened release by the Borrower or any of its Subsidiaries or any other Person of any Hazardous Materials at, in, or under or about the Borrower's Properties, and any notice alleging any violation of any Hazardous Substance Law, in each case where the liability or potential liability of the Borrower involves amounts in excess of $500,000, whether or not such liability is covered by insurance and the Borrower shall promptly forward copies of all such notices or claims to each Bank;

          (d) if and when the Borrower or any of its Subsidiaries (i) incurs any material increase in the present value of the future cost of the post-retirement medical benefits that are described in Section 3.13(c) above, notice of the amount of such increase, (ii) gives or is required to give notice to the PBGC of any fact, including any Reportable Event, with respect to any Pension Plan which might constitute grounds for a termination of such Pension Plan under Title IV of ERISA, or knows that the plan administrator of any Pension Plan has given or is required to give notice of any such Reportable Event, a copy of the notice of such Reportable Event given or required to be given to the PBGC, (iii) receives notice of complete or partial withdrawal liability under Title IV of ERISA respecting a Pension Plan that is a Multiemployer Plan, a copy of such notice, (iv) receives notice that a Pension Plan that is a Multiemployer Plan is, or is expected to be, terminated or is in reorganization, in each case within the meaning of Title IV of ERISA, a copy of such notice, (v) gives or is required to give notice to the PBGC of any failure to make a required installment or other payment under Section 302 of ERISA or Section 412 of the Code, a copy of the notice of such failure given or required to be given to the PBGC,
 (vi) receives notice from the PBGC under Title IV of ERISA of an intent to terminate or appoint a trustee to administer any Pension Plan, a copy of such notice, or (vii) has actual knowledge without independent investigation that any other ERISA Affiliate has given or is required to give or has received with respect to any Pension Plan a notice of the type described in clauses (ii), (iii), (iv), (v) or (vi) above, such information about such notice as is known to Borrower; provided that the Borrower shall not be required to deliver a copy of or provide information about any notice under this clause (d) if the notice or notices or information not so delivered during any period of twelve (12) consecutive months relate to a Pension Plan or Plans that in the aggregate do not have as of most recent valuation date(s) preceding the date on which any such notice or information would otherwise have been delivered any amount of unfunded benefit liabilities, as defined in Section 4001(a) (18) of ERISA;

          (e) from time to time such additional information regarding the financial condition or prospects of any Pension Plan as any Bank may reasonably request through the Agent;

          (f) any Event of Default (including, without limitation, pursuant to paragraphs (h) or (i) of Section 7.01 hereof ), specifying the nature and extent thereof and the action (if any) which is proposed to be taken with respect thereto;

          (g) any development in the business or affairs of the Borrower or any of its Subsidiaries which has resulted in or which is likely, in the reasonable judgment of the Borrower, to have a Material Adverse Effect; and

          (h) any amendments, modifications or other changes to or the grant of any waivers under the Senior Note Indenture.

          SECTION 5.08.  Compliance with ERISA and Funding of Pension
 Plans. (a) Make contributions to or in respect of each Pension Plan in a timely manner and in sufficient amount to comply with the terms of such Pension Plan, the terms of any collective bargaining agreement relating to such Pension Plan, or where applicable to a Pension Plan, the minimum funding requirements of Section 302 of ERISA and Section 412 of the Code;
 (b) not terminate any Pension Plan having any amount of unfunded benefit liabilities, as defined in Section 4001(a) (18) of ERISA; (c) maintain and operate each Pension Plan in compliance with applicable requirements of ERISA and the Age Discrimination in Employment Act in all material respects, and in compliance in all material respects with applicable requirements of the Code for each Pension Plan intended to qualify for special tax treatment under Section 401(a) or 403(a) of the Code; and (d) not withdraw (wholly or partially) from any Multiemployer Plan if such withdrawal or partial withdrawal would subject the Borrower or Subsidiary to material liability under subtitle E of Title IV of ERISA.

          SECTION 5.09. Maintaining Records; Access to Properties and Inspections. Maintain financial records in accordance with generally accepted accounting practices and, upon reasonable notice, at all reasonable times and as often as any Bank may reasonably request through the Agent, permit any authorized representative designated by such Bank to visit and inspect the properties, and financial records of the Borrower or any of its Subsidiaries, and to make extracts from such financial records at such Bank's expense, and permit any authorized representative designated by such Bank to discuss the affairs, finances and condition of the Borrower or any such Subsidiary with the Borrower's or any such Subsidiary's chief financial officer and such other officers as the Borrower or any such Subsidiary shall deem appropriate and the Borrower's or any such Subsidiary's independent public accountants.

          SECTION 5.10. Use of Proceeds. Use the proceeds of Loans only for working capital and general corporate purposes.

          SECTION 5.11. Ownership of Inventory. At all times own in the name of the Borrower all the inventory used in its business or in the business of any of its Subsidiaries, except that BOGOs may own up to $2,000,000 of inventory.

          SECTION 5.12. Tangible Net Worth. During fiscal year 1993, maintain a Tangible Net Worth of not less than $62,000,000 at the end of each of the first and second fiscal quarters, $65,000,000 at the end of the third fiscal quarter and $69,000,000 at the end of fiscal year 1993 and thereafter, maintain a Tangible Net Worth at the end of each fiscal quarter during each fiscal year of not less than the amount specified below with respect to such year:

     Fiscal Year Ending
         On Or Near
         January 31,             Amount

          1995                 $72,000,000
          1996                  75,000,000
          1997                  79,000,000
          1998                  83,000,000

    SECTION 5.13. Current Ratio. Maintain a Current Ratio at the end of each quarter in excess of 1.03:1.

    SECTION 5.14. Fixed Charge Coverage Ratio. Maintain a Fixed Charge Coverage Ratio at the end of each quarter of at least 1.80:1.

    SECTION 5.15. Clean-Up of Loans. Cause the aggregate outstanding principal amount of the Loans to be zero for at least 30 consecutive days during each of the Borrower's fiscal years.

    SECTION 5.16.  Landlord Waivers.  Within 30 days after the Closing
 Date, the Borrower shall deliver to the Agent a landlord waiver in form and substance acceptable to the Agent with respect to the warehouse facility located in Milan, Illinois, and from time to time after the Closing Date the Borrower shall deliver to the Agent such landlord waivers (each in form and substance acceptable to the Agent) as may be necessary to prevent the aggregate rentals for all store leases with respect to stores located in the State of Iowa that are not subject to such landlord waivers from exceeding $2,500,000 for any fiscal year.

                                ARTICLE VI
                            NEGATIVE COVENANTS

    The Borrower covenants and agrees with the Banks that, so long as this Agreement shall remain in effect, any Letter of Credit is outstanding or the principal of or interest on any Loan, any Fee or any other expense or amount payable hereunder shall be unpaid, unless the Required Banks shall otherwise consent in writing, it will not, and it will not cause or permit any of its Subsidiaries to, either directly or indirectly:

    SECTION 6.01. Indebtedness. Incur, create, assume or permit to exist any Indebtedness, including pursuant to Guarantees, except (a) Indebtedness incurred pursuant to this Agreement, (b) Indebtedness arising under the Borrower's 13-1/2% Senior Subordinated Notes; provided, however, that such Indebtedness has been irrevocably defeased in accordance with the terms and conditions of the Subordinated Note Indenture, (c) obligations in respect of Capital Leases outstanding on the date hereof set forth on Schedule 6.01(c) hereto, (d) Indebtedness arising under the Senior Notes, (e) Indebtedness incurred with respect to Capital Leases permitted Sections 6.08 and 6.14,
 (f) Indebtedness incurred with respect to the mortgages permitted by Section 6.02(d) and Indebtedness incurred hereafter of not more than $10,000,000 in any fiscal year with respect to mortgages permitted by Section 6.02(k), (g) Indebtedness of BOGOs permitted by Section 6.11 below and (h) other unsecured Indebtedness of the Borrower having an aggregate outstanding principal amount of not more than $2,000,000.

    SECTION 6.02. Negative Pledge. Create, incur, assume or permit to exist any Lien on any property or assets now owned or hereafter acquired by it or on any income or rights in respect of any thereof, except:

    (a)  Liens created pursuant to the Security Agreement;

    (b) Liens created pursuant to the Irrevocable Trust Agreement dated as of the date hereof among the Borrower, Eagle Capital Corporation II and Shawmut Bank Connecticut, National Association (formerly known as the Connecticut National Bank), as trustee;

    (c) Liens created in connection with Capital Leases permitted by Sections 6.08 and 6.13 as long as such Liens relate solely to the property subject to such Capital Leases;

    (d)  Liens existing on the date of this Agreement and listed on
 Schedule 6.02(d) hereto;

    (e) Liens incurred and pledges and deposits made in the ordinary course of business in connection with workmen's compensation, unemployment insurance, old-age pensions and other social security benefits;

    (f) Liens securing the performance of bids, tenders, leases, contracts (other than for the repayment of borrowed money), statutory obligations, surety, customs and appeal bonds and other obligations of like nature, incurred as an incident to and in the ordinary course of business;

    (g) Liens created by law securing the payment of taxes, assessments and governmental charges or levies created by law or the claims or demands of materialmen, mechanics, carriers or other like persons, either (A) not yet due and payable or (B) being contested in good faith by appropriate legal or administrative proceedings and as to which the Borrower or any of its Subsidiaries, as the case may be, shall have set aside on its books adequate reserves in accordance with generally accepted accounting principles;

    (h) zoning restrictions, easements, licenses, reservations, provisions, covenants, conditions, waivers, restrictions on the use of property or minor irregularities of title (and with respect to leasehold interests, mortgages, obligations, liens and other encumbrances incurred, created, assumed or permitted to exist and arising by, through or under a landlord or owner of the leased property, with or without consent of the lessee), none of which materially impairs the use of any parcel of property material to the operation of the business of the Borrower or any of its Subsidiaries or the value of such property for the purpose of such business;

    (i) Liens upon equipment or any other property (other than inventory) acquired by the Borrower which are created or incurred contemporaneously with such acquisition to secure or provide for the payment of any part of the purchase price of such property (but no other amounts); provided that (i) any such Lien shall not apply to any other property of the Borrower, (ii) the principal amount of any Indebtedness secured by such Lien does not exceed such purchase price or cost and (iii) the incurrence of such Indebtedness is permitted by Sections 6.01 and 6.14;

    (j) Liens on equipment or any other property (other than inventory) existing at the time such property is acquired by the Borrower; provided, in each case, that such Liens were not created in contemplation of such acquisition by the Borrower;

    (k) Mortgages upon real property owned by the Borrower on the Closing Date or hereafter acquired by the Borrower, provided that (i) the principal amount of the Indebtedness secured by such Lien does not exceed the fair market value of the real property to which such Lien relates and
 (ii) the incurrence of such Indebtedness is permitted by Section 6.01 and
 Section 6.14; and

    (l) extensions, renewals and replacements of Liens referred to in paragraphs (a) through (k) of this Section; provided, that any such extension, renewal or replacement Lien shall be limited to the property or assets covered by the Lien extended, renewed or replaced and that the obligations secured by any such extension, renewal or replacement Lien shall be in an amount not greater than the amount of the obligations secured by the Lien extended, renewed or replaced.

    SECTION 6.03. Sale of Assets. Sell, transfer or otherwise dispose of any assets, properties, rights or interests (other than sales of inventory in the ordinary course of business); provided, however, that this provision shall not prohibit (a) the sale of the Borrower's Westville, Indiana warehouse facility in consideration for the release of all associated liabilities, (b) sale and leaseback transactions permitted by Section 6.08 below or (c) sales of assets in any fiscal year having an aggregate net book value of not more than $8,000,000, with any one transaction or series of related transactions having an aggregate net book value of not more than $2,000,000.

    SECTION 6.04. Consolidations and Mergers. Merge into or consolidate or combine with any other Person; provided, that this provision shall not prohibit the merger or consolidation or combination of wholly owned Subsidiaries of the Borrower into the Borrower.

    SECTION 6.05. Investments, Loans and Advances. Purchase, or hold beneficially any stock, other securities or evidences of Indebtedness of, or make or permit to exist any loans or advances to, or make any investment or acquire any interest whatsoever in, any other Person (including, without limitation, the formation or acquisition of any Subsidiary), except (a) Permitted Investments, (b) loans from the Borrower to BOGOs in the ordinary course of business with respect to trade payables and (c) loans to landlords in the ordinary course of business in connection with improvements made to property leased to the Borrower, not to exceed an aggregate amount of $3,000,000 at any one time outstanding.

    SECTION 6.06. Restricted Payments. (a) Declare or pay, directly or indirectly, any Restricted Payment or set apart any sum for such purpose, except that Restricted Payments in an aggregate amount of $10,000,000 may be made if, immediately after giving effect to each such payment no Event of Default or Potential Default shall exist and on a pro forma basis as if such payment had been made immediately prior to the end of the last fiscal quarter, the Borrower would have been in compliance with all the covenants of this Agreement.

    (b) Permit or place, or permit any of its Subsidiaries to permit or place, any restriction, directly or indirectly, on the payment of dividends or other distributions of cash or property by any Subsidiary or the making of loans, advances or other cash payments by any Subsidiary to the Borrower.

    SECTION 6.07. Senior Notes. (a) Make, directly or indirectly, any principal, interest or other payment with respect to the Senior Notes (including, without limitation, any prepayment, redemption, purchase, retirement or other acquisition), or set aside any sum for such purposes, except that the Borrower may pay scheduled interest payments on the Senior Notes.

    (b) Permit any amendments, modifications or other changes to be made with respect to the Senior Notes or the Senior Note Indenture without the prior consent of the Required Banks.

    SECTION 6.08. Leasebacks. Enter into, or permit any of its Subsidiaries to enter into, any arrangement with any financial institution or other lender or investor providing for the leasing to the Borrower or any Subsidiary of property which at the time has been or is to be sold or transferred by the Borrower or any Subsidiary to such lender or investor, except for (a) any such sale and leaseback transaction which relates solely to a new store acquired, opened or constructed by the Borrower after the date hereof and is entered into on or before the expiration of 24 months after such store is first opened for business to the general public and (b) sale and leaseback transactions (other than those referred to in clause (a) above) where the aggregate fair market value of all property subject to such transactions occurring on or after the date hereof would exceed Twenty Five Million Dollars ($25,000,000).

    SECTION 6.09. Transactions with Affiliates. Sell or transfer any assets to, or purchase or acquire any assets of, or otherwise engage in any material transaction with, or permit any Affiliate to sell or transfer assets to, or purchase or acquire any assets of, or otherwise engage in any other material transaction with any other Affiliate except (a) in the ordinary course of business, (b) in all cases, upon fair and reasonable terms no less favorable than the Borrower or any of its Subsidiaries could obtain or could become entitled to in an arm's-length transaction with a Person which was not an Affiliate, and (c) only if no Event of Default or Potential Default shall have occurred and be continuing.

    SECTION 6.10. Line of Business. Engage, or permit any of its Subsidiaries to engage, directly or indirectly, in any business that is substantially different from or not connected with the business in which the Borrower is presently engaged.

    SECTION 6.11. Activities of Subsidiaries. Permit any of its Subsidiaries (a) to engage in the operation of any business or own or hold any assets in its name or (b) to incur or suffer to exist any Indebtedness or issue any preferred stock, except that BOGOs may operate stores in its own name and own assets and incur Indebtedness to the Borrower and its employees in the ordinary course of business in connection therewith.

    SECTION 6.12. Fiscal Year, Accounting. Change its fiscal year or method of accounting (other than immaterial changes and methods) except as required by generally accepted accounting principles, the Internal Revenue Service or the Code.

    SECTION 6.13. Limitations on Sale of Assets. Permit or place, or permit any of its Subsidiaries to permit or place, any material restriction, directly or indirectly, on the sale, pledge, transfer or other disposition of any asset, including any stock (other than such restrictions as ordinarily appear in contracts entered into in the ordinary course of business, examples of which include restrictions on the ability to assign leases or contract rights and obligations).

    SECTION 6.14. Capital Expenditures. (a) Commencing with the fiscal quarter ending April 30, 1994 and for each fiscal quarter thereafter, permit the aggregate Capital Expenditures for the four most recent fiscal quarters to exceed the amount specified below with respect to the Fixed Charge Coverage Ratio for such four fiscal quarters:

    Fixed Charge                  Maximum Aggregate
    Coverage Ratio                Capital Expenditures

    Greater than or equal to 2.10           $40,000,000
    Greater than or equal to 2.00           $36,000,000
      and less than 2.10
    Greater than or equal to 1.85           $32,000,000
      and less than 2.00
    Greater than or equal to 1.80           $30,000,000
      and less than 1.85

 For purposes of computing aggregate Capital Expenditures under this paragraph (a), (i) all Capital Expenditures made during each quarter of the fiscal year ending January 29, 1994 shall be multiplied by 0.8 and (ii) all Carryover Capital Expenditures (as hereinafter defined) shall be excluded.

    (b) Permit the Capital Expenditures for the fiscal year ending January 29, 1994 to exceed $50,000,000.

    (c) Permit Capital Expenditures for any fiscal year to be less than $15,000,000.

    (d) To the extent that the aggregate Capital Expenditures computed as of the end of the last quarter of any fiscal year are less than the Maximum Expenditures for such year, Capital Expenditures in an amount equal to such deficiency may be made in subsequent years in excess of the maximum Capital Expenditures otherwise permissible in such subsequent years ("Carryover Capital Expenditures"); provided, however that in no event shall the Capital Expenditures for any fiscal year exceed $50,000,000. For purposes hereof, the "Maximum Expenditures" shall mean, with respect to any fiscal year, (i) for the fiscal year ending January 29, 1994, $50,000,000, and (ii) for each fiscal year thereafter, the maximum aggregate Capital Expenditures permitted under paragraph (a) above computed as of the end of the last quarter of such fiscal year for the four fiscal quarters comprising such fiscal year.

    SECTION 6.15. Leverage Ratio. Permit the Leverage Ratio to equal or exceed (a) 2.75 at the end of any quarter during the fiscal year ending January 29, 1994 and (b) 2.50 at the end of any quarter thereafter.

    SECTION 6.16. Tax Returns. File or consent to the filing of any consolidated income tax return with any Person other than a consolidated return for the Borrower and its existing Subsidiaries.


                               ARTICLE VII
                                 DEFAULTS

    SECTION 7.01. Events of Default. Each of the following events shall constitute an event of default ("Events of Default") hereunder:

    (a) any representation or warranty made in connection with this Agreement or the other Loan Documents or the Borrowings hereunder shall prove to have been false or misleading in any material respect when made;

    (b) default shall be made in the payment of any principal of any Loan, when and as the same shall become due and payable, whether at the due date thereof or at a date fixed for prepayment thereof or by acceleration thereof or otherwise, and such default shall continue for a period of five days;

    (c) default shall be made in the payment of any interest on any Loan or any Fee or any other amount (other than an amount referred to in (b) above) due under this Agreement, or the other Loan Documents, when and as the same shall become due and payable, and such default shall continue for a period of five days;

    (d) default shall be made in the due observance of (i) any covenant, condition or agreement on the part of the Borrower contained in Sections 5.01, 5.06, 5.07(f), 5.10, 5.15 or Article VI or (ii) any covenant, condition or agreement on the part of the Borrower contained in Sections
 5.11 through and including 5.14 and (with respect to the defaults referred to in this clause (ii)) such default shall continue unremedied for a period of five days;

    (e) default shall be made in the due observance or performance of any other covenant, condition or agreement to be observed or performed by the Borrower pursuant to the terms of this Agreement or the other Loan Documents and such default shall continue unremedied for a period of 30 days;

    (f) the Borrower or any of its Subsidiaries shall (i) voluntarily commence any proceeding or file any petition seeking relief under Title 11 of the United States Code or any other Federal or state bankruptcy, insolvency or similar law, (ii) consent to the institution of, or fail to controvert in a timely and appropriate manner, any such proceeding or the filing of any such petition, (iii) apply for or consent to the appointment of a receiver, trustee, custodian, sequestrator or similar official for the Borrower or any of such Subsidiaries or for a substantial part of its property or assets, (iv) file an answer admitting the material allegations of a petition filed against it in any such proceeding, (v) make a general assignment for the benefit of creditors, (vi) become unable generally, or admit in writing its inability, to pay its debts as they become due or (vii) take corporate action for the purpose of effecting any of the foregoing;

    (g) an involuntary proceeding shall be commenced or an involuntary petition shall be filed in a court of competent jurisdiction seeking (i) relief in respect of the Borrower or any of its Subsidiaries or of a substantial part of any of its property or assets, under Title 11 of the United States Code or any other Federal or state bankruptcy, insolvency or similar law, (ii) the appointment of a receiver, trustee, custodian, sequestrator or similar official for the Borrower or any such Subsidiary or for a substantial part of its property or (iii) the winding-up or liquidation of the Borrower or any of its Subsidiaries; and such proceeding or petition shall continue undismissed for 60 days or an order or decree approving or ordering any of the foregoing shall continue unstayed and in effect for 60 days;

    (h)  an "Event of Default" shall occur under the Senior Note
 Indenture;

    (i) a default shall be made with respect to any Indebtedness of the Borrower or any of its Subsidiaries if the effect of any such default shall be to accelerate, or to permit the holder or obligee of any Indebtedness (or any trustee or agent on behalf of such holder or obligee) to accelerate (with or without notice or lapse of time or both), the maturity of Indebtedness in an aggregate amount in excess of $1,000,000; or any payment of principal or interest, regardless of amount, on any Indebtedness of the Borrower or any of its Subsidiaries in an aggregate principal amount in excess of $1,000,000 shall not be paid when due, whether at maturity, by acceleration or otherwise (after giving effect to any period of grace specified in the instrument evidencing or governing such Indebtedness);

    (j) the Borrower or any of its Subsidiaries incurs or is reasonably expected to incur an extraordinary pension liability (which shall include any liability to a Pension Plan pursuant to Section 302(f) of ERISA, or to the PBGC pursuant to Title IV of ERISA, or to any multi-employer plan, as defined in Section 3(37) of ERISA, pursuant to subtitle E of Title IV of ERISA, but shall not include routine liability for contributions to or PBGC premiums respecting a Pension Plan to be paid in the ordinary course of business) respecting one or more Pension Plans in an aggregate principal amount in excess of $1,000,000;

    (k)  the Borrower or any ERISA Affiliate or any other Person
 (including, but not limited to, the PBGC) announces or commences any action to terminate any Pension Plan(s) if the aggregate amount of unfunded benefit liabilities, as defined in Section 4001(a)(18) of ERISA, of all such Pension Plans exceeds $1,000,000;

    (l) a final judgment for the payment of money in excess of $1,000,000 shall be rendered by a court or other tribunal against the Borrower or any of its Subsidiaries and shall remain undischarged for a period of 30 consecutive days during which execution of such judgment shall not have been stayed effectively or final judgments for the payment of money aggregating in excess of $1,000,000 shall be rendered against the Borrower and its Subsidiaries and such judgments shall remain undischarged for a period of 30 consecutive days during which execution of such judgments shall not have been stayed effectively;

    (m) a Change in Control shall have occurred or any Offer to Purchase (as defined in the Senior Note Indenture) shall have been made; or

    (n) the Security Agreement shall cease to be in full force and effect, enforceable in accordance with its terms, or the Borrower shall assert the invalidity of such instrument, or any security interest or lien purported to be created thereby.

    SECTION 7.02.  Remedies Upon Default.  Upon the occurrence of any
 Event of Default (other than an event described in paragraph (f) or (g) of Section 7.01), and at any time thereafter during the continuance of such event, the Agent may, or upon the request of the Required Banks shall, by written or telegraphic notice to the Borrower, take either or both of the following actions at the same or different times: (i) terminate forthwith the Commitment of the Banks hereunder and (ii) declare the Notes then outstanding to be forthwith due and payable, whereupon (A) the principal of the Notes, together with accrued interest thereon and any unpaid accrued Fees and all other liabilities of the Borrower accrued hereunder and under the other Loan Documents, shall become forthwith due and payable, without presentment, demand, protest or any other notice of any kind, all of which are hereby expressly waived by the Borrower, anything contained herein or in any Note or other Loan Document to the contrary notwithstanding and (B) the Borrower shall pay to the Agent an amount equal to the current aggregate Stated Amount of all outstanding Letters of Credit as cash collateral to secure the obligations of the Borrower hereunder with respect to such Letters of Credit. Upon the occurrence of any event described in paragraph
 (f) or (g) of Section 7.01, (x) the Commitment of the Banks shall automatically terminate, (y) the principal amount outstanding under the Notes, together with all accrued interest thereon and any accrued unpaid Fees and all other liabilities of the Borrower accrued hereunder and under the other Loan Documents, shall automatically become due and payable, without presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived by the Borrower, anything contained herein or in any Note or other Loan Document to the contrary notwithstanding and
 (z) the Borrower shall pay to the Agent an amount equal to the current aggregate Stated Amount of all outstanding Letters of Credit as cash collateral to secure the obligations of the Borrower hereunder with respect to such Letters of Credit.

                               ARTICLE VIII
                         THE AGENT AND CO-AGENTS

    SECTION 8.01. Actions. Each Bank authorizes the Agent to act on behalf of such Bank under this Agreement, the Notes, each Letter of Credit and each other Loan Document and, in the absence of written instructions from the Required Banks to the Agent (with respect to which the Agent agrees that it will, subject to the last two sentences of this Section, comply except as it shall otherwise determine in good faith upon advice of counsel and shall have promptly notified all Banks) to the contrary, to exercise such powers hereunder and thereunder as are specifically delegated to or required of the Agent by the terms hereof and thereof, together with such powers as may be reasonably incidental thereto. Each Bank agrees (which agreement shall survive any termination of this Agreement) to reimburse the Agent or the Co-Agents, pro rata according to such Bank's Percentage, for all reasonable out-of-pocket expenses (including attorneys' fees) incurred by the Agent or the Co-Agents hereunder or in connection herewith or in enforcing the obligations of the Borrower under this Agreement, the Notes or any other Loan Document for which the Agent and the Co-Agents are not reimbursed by the Borrower. Each Bank shall indemnify and hold harmless the Agent and each of the Co-Agents and their respective directors, officers, employees and agents on demand, pro rata according to such Bank's Percentage, from and against, any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever which may be imposed on, incurred by or asserted against the Agent or such Co-Agent in its capacity as the Agent or a Co-Agent or any of them in any way relating to or arising out of this Agreement, any Note, any Letter of Credit or any other Loan Documents; provided, however, that no Bank shall be liable to the Agent or either Co-Agent for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements, resulting solely from the gross negligence or willful misconduct of the Agent or such Co-Agent or any of its directors, officers, employees or agents. The Agent shall not be required to take any action under this Agreement, the Notes, or any other Loan Document, or to prosecute or defend any suit in respect of this Agreement, the Notes, or any other Loan Document, unless indemnified to its satisfaction by the Banks against loss, costs, liability, and expense. If any indemnity furnished by the Banks to the Agent or Co-Agents shall become impaired, the Agent or the Co-Agents may call for additional indemnity and cease to do the acts indemnified against until such additional indemnity is given.

    SECTION 8.02. Fees. The Borrower shall pay the Agent for its individual account for its services hereunder agent fees in the amounts and on the dates provided for in the Agent Letter. The Banks other than the Agent shall have no interest in any fees described in this Section.

    SECTION 8.03. Exculpation. Neither the Agent or either Co-Agent, nor any of their respective directors, officers, employees, or agents shall be liable to any Bank for any action taken or omitted to be taken by it or them under this Agreement, any Note, any Letter of Credit, or any other Loan Document, or in connection herewith or therewith, except for its or their own willful misconduct or gross negligence, nor be responsible for any recitals, representations or warranties herein or therein or in any certificate, financial statement or other document referred to or provided for in, or received by the Agent or such Co-Agent under or in connection with, this Agreement or any other Loan Document, nor for the effectiveness, enforceability, validity, due execution, genuineness or validity of this Agreement, any Note, or any other Loan Document, nor for any failure of the Borrower to perform its obligations hereunder or thereunder, nor for the failure to make any inquiry respecting the observance or performance by the Borrower of its obligations hereunder or thereunder. The Agent and each of the Co-Agents shall be entitled to rely upon advice of counsel concerning legal matters and upon any notice, consent, certificate, statement, or writing which it believes to be genuine and to have been presented by a proper Person.

    SECTION 8.04. Successor. The Agent may resign as such at any time upon at least 30 days' prior written notice to the Borrower and all the Banks. If the Agent at any time shall resign, the Required Banks may, with the consent of the Borrower (which consent shall not be unreasonably withheld), appoint another Bank as a successor Agent which shall thereupon become the Agent hereunder. If no successor Agent shall have been so appointed by the Required Banks, and shall have accepted such appointment, within 30 days after the retiring Agent's giving notice of resignation, then the retiring Agent may, on behalf of the Banks, with the consent of the Borrower (which consent shall not be unreasonably withheld), appoint a successor Agent, which shall be a commercial bank organized under the laws of the United States of America or of any State thereof and having a combined capital and surplus of at least $50,000,000. Upon the acceptance of any appointment as Agent hereunder by a successor Agent, such successor Agent shall be entitled to receive from the prior Agent such documents of transfer and assignment as such successor Agent may reasonably request, and shall thereupon succeed to and become vested with all rights, powers, privileges, and duties of the retiring Agent, and the retiring Agent shall be discharged from its duties and obligations under this Agreement. After any retiring Agent's resignation hereunder as Agent, the provisions of this Article shall inure to its benefit as to any actions taken or omitted to be taken by it while it was the Agent.

    SECTION 8.05. Loans by the Agent or Co-Agents. The Agent and each of the Co-Agents, in its capacity as a Bank hereunder or otherwise, shall have the same rights and powers with respect to the Loans made (and the Notes held), by it or any of its Affiliates as any Bank and may exercise the same as if it were not also the Agent or a Co-Agent. The Agent and each of the Co-Agents and its Affiliates may accept deposits from, lend money to and generally engage in any kind of business with the Borrower or any Affiliate thereof as if it were not the Agent or a Co-Agent.

    SECTION 8.06. Credit Decisions. Each Bank acknowledges that it has, independently of the Agent or either Co-Agent and each other Bank and based on the financial information referred to in Sections 3.05 and 5.06 and such other documents, information and investigations as it has deemed appropriate, made its own credit decision to extend its commitment hereunder. Each Bank also acknowledges that it will, independently of the Agent or either Co-Agent, and each other Bank and based on such other documents, information, and investigations as it shall deem appropriate at any time, continue to make its own credit decisions as to exercising or not exercising from time to time any rights and-privileges available to it under this Agreement or any other Loan Document.

                                ARTICLE IX
                              MISCELLANEOUS

    SECTION 9.01. Notices. (a) Unless otherwise specified herein, all notices and other communications provided for herein shall be in writing and shall be delivered or mailed, by certified or registered mail (or in the case of telegraphic communication, delivered by telex, graphic scanning or other telegraphic communications equipment) addressed:

         (i)  if to the Borrower:

                   Route 67 and Knoxville Road
                   Milan, Illinois 61264
                   Attention:     Herbert T. Dotterer
                        Vice President - Finance
                        and Chief Financial Officer
                   (Telephone: (309) 787-7700)
                   (Telecopy: (309) 787-7895)

              with a copy to Odyssey:

                   31 West 52nd Street
                   New York, New York 10019
                   Attention: Mr. Salem D. Shuchman
                   (Telephone: (212) 708-0600)
                   (Telecopy: (212) 708-0750)

         (ii) if to the Agent or CNCA as Co-Agent:

                   55 East Monroe Street
                   Chicago, Illinois 60603
                   Attention: Shonagh Aylsworth
                   (Telephone: (312) 372-9200)
                   (Telex: 190063 AGRICO UT)
                   (Telecopy: (312) 726-7670)

         (iii)     if to FNBC as Co-Agent:

                   One First National Plaza
                   Suite 0086
                   Chicago, Illinois  60670
                   Attention:     Tara J. Walker
                             Vice President
                   (Telephone: (312) 732-7473)
                   (Telex: 4330253 FNBCUI)
                   (Telecopy:  (312) 732-1117)

         (iv) if to a Bank, to an address specified on the signature pages hereto.

    (b) All notices and other communications given to any party hereto in accordance with the provisions of this Agreement shall be deemed to have been given on the date of receipt, in each case addressed to such party as provided in this Section or in accordance with the latest unrevoked direction from such party.

    SECTION 9.02. Survival of Agreement. All covenants, agreements, representations and warranties made by the Borrower herein and in the other Loan Documents shall be considered to have been relied upon by the Banks and shall survive the making by the Banks of Loans and the execution and delivery to the Banks of the Notes evidencing such Loans and the issuance by the Issuing Bank of any Letter of Credit and shall continue in full force and effect as long as the principal of or any accrued interest on any Note or any Fees or any other fee or amount payable under the Notes, this Agreement, or the other Loan Documents is outstanding and unpaid and so long as the Commitment has not been terminated and so long as any Letter of Credit is outstanding.

    SECTION 9.03. Successors and Assigns. (a) Whenever in this Agreement or any other Loan Document any of the parties hereto is referred to, such reference shall be deemed to include the successors and assigns of such party; provided however, that the Borrower may not assign or delegate any of its duties, obligations or responsibilities hereunder or under the Notes or any other Loan Document without the prior written consent of the Required Banks. All covenants, promises and agreements by or on behalf of the Borrower which are contained in this Agreement or any other Loan Document to which the Borrower is a party shall inure to the benefit of the successors and assigns of the Agent, the Co-Agents and the Banks.

              (b) Each Bank may assign to one or more banks or other financial institutions regularly engaged in making or acquiring loans all or a portion of its interest, rights and obligations under this Agreement (including all or a portion of its Commitment hereunder and the Loans at the time owing to it and the Notes held by it); provided, however, that (i) except in the case of an assignment to a Bank or an Affiliate of a Bank, the Borrower and the Agent must consent to such assignment (which consent shall not be unreasonably withheld), (ii) each such assignment shall be of a constant, and not a varying, percentage of all the assigning Bank's rights and obligations under this Agreement, (iii) the aggregate amount of the Loans and Commitment of the assigning Bank subject to each such assignment (determined as of the date the Assignment and Acceptance with respect to such assignment is delivered to the Agent) shall not be less than $3,000,000, (iv) the parties to each such assignment shall execute and deliver to the Agent an Assignment and Acceptance, together with the Notes subject to such assignment and a processing and recordation fee of $2,000 and (v) in no event shall the sum of the commitments held by CNCA and FNBC be less than 51% of the Commitment after giving effect to any such assignment. Upon acceptance and recording pursuant to paragraph (d) of this
 Section 9.03, from and after the effective date specified in each Assignment and Acceptance, which effective date shall be at least five Business Days after the execution thereof, (A) the assignee thereunder shall be a party hereto and, to the extent provided in such Assignment and Acceptance, have the rights and obligations of a Bank under this Agreement and (B) the assigning Bank thereunder shall, to the extent provided in such assignment, be released from its obligations under this Agreement (and, in the case of an Assignment and Acceptance covering all or the remaining portion of an assigning Bank's rights and obligations under this Agreement, such Bank shall cease to be a party hereto).

              (c) By executing and delivering an Assignment and Acceptance, the assigning Bank thereunder and the assignee thereunder shall be deemed to confirm to and agree with each other and the other parties hereto as follows: (i) other than the representation and warranty that it is the legal and beneficial owner of the interest being assigned thereby free and clear of any adverse claim, such assigning Bank makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with this Agreement or the execution, legality, validity, enforceability, genuineness, sufficiency or value of this Agreement or any other Loan Document; (ii) such assigning Bank makes no representation or warranty and assumes no responsibility with respect to the financial condition of the Borrower or the performance or observance by the Borrower of any of its obligations under this Agreement or any other Loan Document or any other instrument or document furnished pursuant hereto; (iii) such assignee confirms that it has received a copy of this Agreement, together with copies of the most recent financial statements delivered pursuant to Section 5.06 and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into such Assignment and Acceptance;
 (iv) such assignee will independently and without reliance upon the Agent or either Co-Agent, such assigning Bank or any other Bank and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement; (v) such assignee appoints and authorizes the Agent to take such action as agent on it behalf and to exercise such powers under this Agreement as are delegated to the Agent by the terms hereof, together with such powers as are reasonably incidental thereto; and (vi) such assignee agrees that it will perform in accordance with their terms all the obligations which by the terms of this Agreement are required to be performed by it as a Bank.

              (d) The Agent shall maintain at its office in the City of Chicago, Illinois a copy of each Assignment and Acceptance delivered to it and a register for the recordation of the names and addresses of the Banks, and the Percentage and portion of the Commitment of, and principal amount of the Loans owing to, each Bank pursuant to the terms hereof from time to time (the "Register"). The entries in the Register shall be conclusive in the absence of manifest error and the Borrower, the Agent and the Banks may treat each Person whose name is recorded in the Register pursuant to the terms hereof as a Bank hereunder for all purposes of this Agreement. The Register shall be available for inspection by the Borrower and any Bank, at any reasonable time and from time to time upon reasonable prior notice.

              (e) Upon its receipt of a duly completed Assignment and Acceptance executed by an assigning Bank and assignee together with the Notes subject to such assignment and the processing and recording fee referred to in paragraph (b) above, the Agent shall (subject to the consents to such assignment, if required by paragraph (b) above), (i) accept such Assignment and Acceptance, (ii) record the information contained therein in the Register and, with respect to any Assignment and Acceptance and allocation of commitments under this Agreement by the Agent, record such information on Schedule 1.01B hereto and (iii) give prompt notice thereof to the Borrower and the Banks. Within five Business Days after receipt of notice, the Borrower, at its own expense, shall execute and deliver to the Agent, in exchange for the surrendered Note, a new Note to the order of such assignee in a principal amount equal to the applicable Percentage assumed by it pursuant to such Assignment and Acceptance and, if the assigning Bank has retained a Percentage, a new Note to the order of such assigning Bank in a principal amount equal to the applicable Percentage retained by it. Such new Note shall be in an aggregate principal amount equal to the aggregate principal amount of such surrendered Note; such new Note shall be dated the date of the surrendered Note which it replaces and shall otherwise be in
 substantially the form of Exhibit A hereto.   Each canceled Note shall be
 returned to the Borrower.
              (f) Each Bank may without the consent of the Borrower or the Agent or the Co-Agents sell participations to one or more banks or other entities in all or a portion of its rights and obligations under this Agreement (including all or a portion of its commitment hereunder and the Loans owing to it and the Notes held by it); provided however, that (i) such Bank's obligations under this Agreement shall remain unchanged, (ii) such Bank shall remain solely responsible to the Borrower for the performance of such obligations, (iii) no such grant of a participation shall, without the consent of the Borrower, require the Borrower to file a registration statement with the Securities and Exchange Commission or apply to qualify the Loans or the Notes under the blue sky laws of any State, (iv) the participating banks or other entities shall be entitled to the benefit of the cost protection provisions contained in Sections 2.14 through 2.17 and
 2.19 and set-off provision in Section 9.05 to the same extent that the Bank from which such participating bank or other entity acquired its participation would be entitled to the benefit of such provisions had such Bank not sold such participation(s) (but only to the extent that the participating bank continues to satisfy any and all conditions of such provisions) and (v) the Borrower shall continue to deal solely and directly with such Bank in connection with such Bank's rights and obligations under this Agreement, and such Bank shall retain the sole right to enforce the obligations of the Borrower relating to the Loans and to approve any amendment, modification or waiver or any provision of this Agreement (other than amendments, modifications or waivers with respect to any Fees payable hereunder or the amount of principal of or the rate at which interest is payable on the Loans, or the extension of fixed maturity of principal of or interest on the Loans.)

    SECTION 9.04.  Expenses of the Agent and the Banks; Indemnity.  (a)
 The Borrower agrees to pay all out-of-pocket expenses reasonably incurred by the Agent and the Co-Agents in connection with the preparation and administration of this Agreement and the other Loan Documents, the issuance of any Letter of Credit or with any amendments, modifications or waivers of the provisions hereof or thereof (whether or not the transactions hereby contemplated shall be consummated) or reasonably incurred by the Agent or any Bank in connection with the enforcement or protection of its rights in connection with this Agreement or the other Loan Documents or with the Loans made or the Notes or Letters of Credit issued hereunder, including, but not limited to, the reasonable fees and disbursements of counsel for the Agent. The Borrower further agrees that it shall indemnify each Bank from and hold it harmless against any documentary taxes, assessments or charges made by any governmental authority by reason of the execution and delivery of this Agreement or any of the other Loan Documents.

    (b) The Borrower agrees to defend and indemnify each Bank and its directors, officers, employees and agents against, and to hold such Bank and such persons harmless from, any and all losses, claims, damages, settlements, fines, penalties, liabilities and related expenses, including reasonable counsel and consultants' fees and expenses, incurred by or asserted against such Bank or any such persons arising out of, in any way connected with, or as a result of (i) this Agreement or the other Loan Documents, the performance by the parties hereto and thereto of their respective obligations hereunder and thereunder (including but not limited to the making of the Commitment) and consummation of the transactions contemplated hereby and thereby, (ii) the execution and delivery or transfer of, or payment or failure to pay under, any Letter of Credit, or (iii) any claim, litigation, investigation or proceedings relating to any of the foregoing, whether or not such Bank or any such person is a party thereto,
 (iv) the presence, disposal, spillage, discharge, transporting, emission, leakage, release or threatened release ("Presence or Release") of any Hazardous Materials which is at, in, on, under, about, from or affecting the Borrower's Properties, including any damage or injury resulting from any such Hazardous Materials to or affecting the Borrower's Properties or the soil, water, air, vegetation, buildings, personal property, persons or animals located on the Borrower's Properties or on any other property or otherwise, regardless of the source of such Presence or Release or when such Presence or Release occurred or is discovered, (v) any personal injury (including wrongful death) or property damage (real or personal) arising out of or related to any such Hazardous Materials, (vi) any lawsuit brought or threatened, settlement reached, or order or directive of or by any governmental authority relating to such Hazardous Materials, and (vii) any violation of any Hazardous Substance Law; provided, however, that such indemnity shall not, as to any Bank, apply to any such losses, claims, damages, liabilities or related expenses arising from (A) the gross negligence or wilful misconduct of such Bank or (B) the matters described in clauses (A) and (B) of Section 2A.09(b).

    (c) The provisions of this Section shall remain operative and in full force and effect regardless of the expiration of the term of this Agreement, the other Loan Documents, the consummation of the transactions contemplated hereby, the repayment of any of the Loans, the invalidity or unenforceability of any term or provision of this Agreement or any of the other Loan Documents, or any investigation made by or on behalf of any Bank. All amounts due under this Section shall be payable on written demand therefor.

    SECTION 9.05. Right of Setoff. Each Bank is hereby authorized at any time and from time to time after the occurrence and during the continuance of an Event of Default to setoff and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by such Bank to or for the credit or the account of the Borrower now or hereafter existing under this Agreement and the Notes held by such Bank, irrespective of whether or not such Bank shall have made any demand under this Agreement or any of the other Loan Documents and although such obligations may be unmatured. Each Bank agrees promptly to notify the Borrower after any such setoff and application made by such Bank, but the failure to give such notice shall not affect the validity of such setoff and application. The rights of the Banks under this Section are in addition to other rights and remedies (including, without limitation, other rights of setoff) which any Bank may have under applicable law.

    SECTION 9.06. Applicable Law. This Agreement and the Notes shall be construed in accordance with and governed by the laws of the State of Illinois without giving effect to the choice of law doctrine.

    SECTION 9.07. Waivers, Amendments. (a) No failure or delay of either Co-Agent or any Bank in exercising any power or right hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right or power, or any abandonment or discontinuance of steps to enforce such a right or power, preclude any other or further exercise thereof or the exercise of any other right or power. The rights and remedies of the Agent, each Co-Agent and the Banks hereunder are cumulative and not exclusive of any rights or remedies which they would otherwise have. No waiver of any provision of this Agreement or the Notes or consent to any departure by the Borrower therefrom shall in any event be effective unless the same shall be authorized as provided in paragraph (b) below, and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given. No notice or demand on the Borrower in any case shall entitle the Borrower to any other or further notice or demand in similar or other circumstances.

    (b) Neither this Agreement nor any provision hereof may be waived, amended or modified except pursuant to an agreement or agreements in writing entered into by the Borrower and the Required Banks; provided, however, that no such agreement shall (i) change the principal amount of, or extend or advance the maturity of or any date for the payment of any principal of or interest on, any Loan or any payment due under Section 2A.06, or waive or excuse any such payment or any part thereof, or change the rate of interest on any Loan or the rate of interest provided for under Section 2A.06, (ii) increase the commitment of any Bank hereunder without the written consent of such Bank, or change the Commitment Fees or the fees payable under Section 2A.03 without the written consent of each Bank, (iii) extend the Maturity Date or (iv) amend or modify the provisions of this Section, Sections 2.14 through 2.17 and 2.19, Section 9.04 or the definition of "Required Banks," without the written consent of each Bank or amend, modify or otherwise affect the rights or duties of the Agent hereunder without the written consent of the Agent. Notwithstanding the foregoing, the Agent may amend
 Schedule 1.01B hereto to reflect assignments made pursuant to Section 9.03 without the consent of any other party hereto.

    (c) Each holder of any of the Notes shall be bound by any amendment, modification, waiver or consent authorized as provided herein, whether or not such Note shall have been marked to indicate such amendment, modification, waiver or consent.

    SECTION 9.08. Severability. In the event any one or more of the provisions contained in this Agreement or in the Notes should be held invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein or therein shall not in any way be affected or impaired thereby. The parties shall endeavor in good-faith negotiations to replace the invalid, illegal or unenforceable provisions with valid provisions the economic effect of which comes as close as possible to that of the invalid, illegal or unenforceable provisions.

    SECTION 9.09. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall constitute an original but all of which when taken together shall constitute but one agreement, and shall become effective when copies hereof which, when taken together, bear the signatures of each of the parties hereto shall be delivered or mailed to the Agent and the Borrower.

    SECTION 9.10. Headings. Article and Section headings and the Table of Contents used herein are for convenience of reference only and are not to affect the construction of, or to be taken into consideration in interpreting, this Agreement.

    SECTION 9.11. Consent to Jurisdiction. The Borrower hereby irrevocably agrees that any suit, action, proceeding or claim ("proceeding") against it arising out of or in any way relating to this Agreement or any of the other Loan Documents, or any judgment entered by any court in respect thereof, may be brought or enforced in the Courts of the United States of America for the Northern District of Illinois or the State of Illinois located in Chicago, as the case may be, and the Borrower hereby irrevocably waives, to the fullest extent permitted by law, any objection which it may now or hereafter have to the venue of any proceeding brought in any such court and further irrevocably waives any claims that any such proceeding has been brought in an inconvenient forum.

    SECTION 9.12. Prior Agreements. This Agreement and the other Loan Documents encompass all agreements between or among the Borrower, any Bank and the Agent relating to the subject matter hereof and supersede all prior agreements and understandings between or among the Borrower, any Bank and the Agent relating hereto.

    SECTION 9.13. Remedies Cumulative. No right, power or remedy herein conferred upon or reserved to the Agent, the Co-Agents or any Bank is intended to be exclusive of any other right, power or remedy, and each and every right, power and remedy of the Agent, the Co-Agents or any Bank pursuant to this Agreement or any other Loan Document or now or hereafter existing at law or in equity or by statute or otherwise shall, to the extent permitted by law, be cumulative and concurrent and shall be in addition to every other right, power or remedy pursuant to this Agreement or any other Loan Document or now or hereafter existing at law or in equity or by statute or otherwise, and the exercise or beginning of the exercise by the Agent, the Co-Agents or any Bank of any one or more of such rights, powers or remedies shall not preclude the simultaneous or later exercise by the Agent, the Co-Agents or any Bank of any or all such other rights, powers or remedies.

    SECTION 9.14. Waiver of Jury Trial. Each party hereto hereby waives, to the fullest extent permitted by applicable law, any right it may have to a trial by jury in respect of any litigation directly or indirectly arising out of, under or in connection with this Agreement or any other Loan Document. Each party hereto (a) certifies that no representative or attorney of any other party has represented, expressly or otherwise, that such other party would not, in the event of litigation, seek to enforce the foregoing waiver and (b) acknowledges that it and the other parties hereto have been induced to enter into this Agreement and the other Loan Documents, as applicable, by, among other things, the mutual waivers and certifications in this Section.

    IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their duly authorized officers, all as of the day and year first above written.


                              EAGLE FOOD CENTERS, INC.


                              By:/s/Herbert T. Dotterer
                              Title Vice President


                              CAISSE NATIONALE DE CREDIT AGRICOLE
                              CHICAGO BRANCH, as Agent


                              By:/s/ David Bouhl
                              Title  Head of Corporate Banking


                              CAISSE NATIONALE DE CREDIT AGRICOLE, as
                              Co-Agent and Bank


                              By: /s/ David Bouhl
                              Title  Head of Corporate Banking


                              THE FIRST NATIONAL BANK OF CHICAGO, as Co-
                              Agent and a Bank


                              By: Tara J. Walker
                              Title Vice President

                             CREDIT AGREEMENT






                        Dated as of April 26, 1993


                                   Among


                         EAGLE FOOD CENTERS, INC.,


                   CAISSE NATIONALE DE CREDIT AGRICOLE,
           and THE FIRST NATIONAL BANK OF CHICAGO, as Co-Agents


                                    and


                   CAISSE NATIONALE DE CREDIT AGRICOLE,
                              Chicago Branch,
                               as the Agent

                             TABLE OF CONTENTS
                                                                       Page

                                 ARTICLE I
                                DEFINITIONS. . . . . . . . . . . . . . . 1
SECTION 1.01.  Defined Terms . . . . . . . . . . . . . . . . . . . . . . 1
SECTION 1.02.  Accounting Terms. . . . . . . . . . . . . . . . . . . .  14

                                ARTICLE II
                                 THE LOANS . . . . . . . . . . . . . .  14
SECTION 2.01.  Commitment. . . . . . . . . . . . . . . . . . . . . . .  14
SECTION 2.02.  Loans . . . . . . . . . . . . . . . . . . . . . . . . .  14
SECTION 2.03.  Notice of Borrowings. . . . . . . . . . . . . . . . . .  15
SECTION 2.04.  Loan Repayment. . . . . . . . . . . . . . . . . . . . .  16
SECTION 2.05.  Termination and Reduction of Commitments. . . . . . . .  16
SECTION 2.06.  Conversion and Continuation of Loans. . . . . . . . . .  16
SECTION 2.07.  Notes . . . . . . . . . . . . . . . . . . . . . . . . .  17
SECTION 2.08.  Interest on Loans . . . . . . . . . . . . . . . . . . .  17
SECTION 2.09.  Interest on Overdue Amounts . . . . . . . . . . . . . .  18
SECTION 2.10.  Prepayment of Loans . . . . . . . . . . . . . . . . . .  18
SECTION 2.11.  Payments. . . . . . . . . . . . . . . . . . . . . . . .  18
SECTION 2.12.  Fees. . . . . . . . . . . . . . . . . . . . . . . . . .  19
SECTION 2.13.  LIBOR Deposits Unavailable. . . . . . . . . . . . . . .  19
SECTION 2.14.  Taxes . . . . . . . . . . . . . . . . . . . . . . . . .  20
SECTION 2.15.  Change in Law . . . . . . . . . . . . . . . . . . . . .  21
SECTION 2.16.  Change in Legality. . . . . . . . . . . . . . . . . . .  22
SECTION 2.17.  Funding Losses. . . . . . . . . . . . . . . . . . . . .  23
SECTION 2.18.  Pro Rata Treatment. . . . . . . . . . . . . . . . . . .  24
SECTION 2.19.  Sharing of Setoffs. . . . . . . . . . . . . . . . . . .  24

                                ARTICLE IIA
                             LETTERS OF CREDIT . . . . . . . . . . . .  24
SECTION 2A.01. Commitment to Issue Letters of Credit . . . . . . . . .  24
SECTION 2A.02. Requests for Issuance of Letters of Credit. . . . . . .  25
SECTION 2A.03. Letter of Credit Fees . . . . . . . . . . . . . . . . .  25
SECTION 2A.04. Participating Interests . . . . . . . . . . . . . . . .  25
SECTION 2A.05. Procedure for Issuance of Letters of Credit . . . . . .  26
SECTION 2A.06. Payments. . . . . . . . . . . . . . . . . . . . . . . .  26
SECTION 2A.07. Further Assurances. . . . . . . . . . . . . . . . . . .  26
SECTION 2A.08. Unavailability and Market Conditions. . . . . . . . . .  26
SECTION 2A.09. Obligations Absolute. . . . . . . . . . . . . . . . . .  26
SECTION 2A.10. Letter of Credit Application. . . . . . . . . . . . . .  27
SECTION 2A.11. Role of Issuing Banks . . . . . . . . . . . . . . . . .  28

                                ARTICLE III
                      REPRESENTATIONS AND WARRANTIES . . . . . . . . .  28
SECTION 3.01.  Organization; Powers. . . . . . . . . . . . . . . . . .  28
SECTION 3.02.  Authorization . . . . . . . . . . . . . . . . . . . . .  28
SECTION 3.03.  Governmental Approval . . . . . . . . . . . . . . . . .  29
SECTION 3.04.  Enforceability. . . . . . . . . . . . . . . . . . . . .  29
SECTION 3.05.  Financial Statements. . . . . . . . . . . . . . . . . .  29
SECTION 3.06.  No Material Adverse Change. . . . . . . . . . . . . . .  30
SECTION 3.07.  Title to Properties; Possession Under Lease . . . . . .  30
SECTION 3.08.  Litigation. . . . . . . . . . . . . . . . . . . . . . .  30
SECTION 3.09.  Compliance with Laws. . . . . . . . . . . . . . . . . .  30
SECTION 3.10.  Hazardous Materials . . . . . . . . . . . . . . . . . .  31
SECTION 3.11.  Federal Reserve Regulations . . . . . . . . . . . . . .  31
SECTION 3.12.  Taxes . . . . . . . . . . . . . . . . . . . . . . . . .  32
SECTION 3.13.  ERISA Matters . . . . . . . . . . . . . . . . . . . . .  32
SECTION 3.14.  Labor Relations . . . . . . . . . . . . . . . . . . . .  33
SECTION 3.15.  Investment Company Act; Public
               Utility Holding Company Act . . . . . . . . . . . . . .  33
SECTION 3.16.  Security Interests. . . . . . . . . . . . . . . . . . .  33
SECTION 3.17.  Trademarks and Licenses.. . . . . . . . . . . . . . . .  33
SECTION 3.18   Solvency. . . . . . . . . . . . . . . . . . . . . . . .  33
SECTION 3.19.  Subsidiaries. . . . . . . . . . . . . . . . . . . . . .  33
SECTION 3.20.  No Material Misstatements . . . . . . . . . . . . . . .  34

                                ARTICLE IV
                 CONDITIONS TO LOANS AND LETTERS OF CREDIT . . . . . .  34
SECTION 4.01.  All Loans and Letters of Credit . . . . . . . . . . . .  34
SECTION 4.02.  First Loan. . . . . . . . . . . . . . . . . . . . . . .  34

                                 ARTICLE V
                           AFFIRMATIVE COVENANTS . . . . . . . . . . .  36
SECTION 5.01.  Existence . . . . . . . . . . . . . . . . . . . . . . .  36
SECTION 5.02.  Businesses and Properties . . . . . . . . . . . . . . .  36
SECTION 5.03.  Insurance . . . . . . . . . . . . . . . . . . . . . . .  37
SECTION 5.04.  Obligations and Taxes . . . . . . . . . . . . . . . . .  37
SECTION 5.05.  Hazardous Substance Laws. . . . . . . . . . . . . . . .  37
SECTION 5.06.  Financial Statements, Reports, etc. . . . . . . . . . .  38
SECTION 5.07.  Litigation and Other Notices. . . . . . . . . . . . . .  39
SECTION 5.08.  Compliance with ERISA and Funding of Pension Plans. . .  41
SECTION 5.09.  Maintaining Records; Access to Properties and Inspections 41
SECTION 5.10.  Use of Proceeds . . . . . . . . . . . . . . . . . . . .  41
SECTION 5.11.  Ownership of Inventory. . . . . . . . . . . . . . . . .  41
SECTION 5.12.  Tangible Net Worth. . . . . . . . . . . . . . . . . . .  41
SECTION 5.13.  Current Ratio . . . . . . . . . . . . . . . . . . . . .  42
SECTION 5.14.  Fixed Charge Coverage Ratio . . . . . . . . . . . . . .  42
SECTION 5.15.  Clean-Up of Loans . . . . . . . . . . . . . . . . . . .  42
SECTION 5.16.  Landlord Waivers. . . . . . . . . . . . . . . . . . . .  42

                                ARTICLE VI
                            NEGATIVE COVENANTS . . . . . . . . . . . .  42
SECTION 6.01.  Indebtedness. . . . . . . . . . . . . . . . . . . . . .  42
SECTION 6.02.  Negative Pledge . . . . . . . . . . . . . . . . . . . .  43
SECTION 6.03.  Sale of Assets. . . . . . . . . . . . . . . . . . . . .  44
SECTION 6.04.  Consolidations and Mergers. . . . . . . . . . . . . . .  44
SECTION 6.05.  Investments, Loans and Advances . . . . . . . . . . . .  44
SECTION 6.06.  Restricted Payments . . . . . . . . . . . . . . . . . .  45
SECTION 6.07.  Senior Notes. . . . . . . . . . . . . . . . . . . . . .  45
SECTION 6.08.  Leasebacks. . . . . . . . . . . . . . . . . . . . . . .  45
SECTION 6.09.  Transactions with Affiliates. . . . . . . . . . . . . .  45
SECTION 6.10.  Line of Business. . . . . . . . . . . . . . . . . . . .  46
SECTION 6.11.  Activities of Subsidiaries. . . . . . . . . . . . . . .  46
SECTION 6.12.  Fiscal Year, Accounting . . . . . . . . . . . . . . . .  46
SECTION 6.13.  Limitations on Sale of Assets . . . . . . . . . . . . .  46
SECTION 6.14.  Capital Expenditures. . . . . . . . . . . . . . . . . .  46
SECTION 6.15.  Leverage Ratio. . . . . . . . . . . . . . . . . . . . .  47
SECTION 6.16.  Tax Returns . . . . . . . . . . . . . . . . . . . . . .  47

                                ARTICLE VII
                                 DEFAULTS. . . . . . . . . . . . . . .  47
SECTION 7.01.  Events of Default . . . . . . . . . . . . . . . . . . .  47
SECTION 7.02.  Remedies Upon Default . . . . . . . . . . . . . . . . .  49

                               ARTICLE VIII
                          THE AGENT AND CO-AGENTS. . . . . . . . . . .  50
SECTION 8.01.  Actions . . . . . . . . . . . . . . . . . . . . . . . .  50
SECTION 8.02.  Fees. . . . . . . . . . . . . . . . . . . . . . . . . .  51
SECTION 8.03.  Exculpation . . . . . . . . . . . . . . . . . . . . . .  51
SECTION 8.04.  Successor . . . . . . . . . . . . . . . . . . . . . . .  51
SECTION 8.05.  Loans by the Agent or Co-Agents . . . . . . . . . . . .  51
SECTION 8.06.  Credit Decisions. . . . . . . . . . . . . . . . . . . .  52

                                ARTICLE IX
                               MISCELLANEOUS . . . . . . . . . . . . .  52
SECTION 9.01.  Notices . . . . . . . . . . . . . . . . . . . . . . . .  52
SECTION 9.02.  Survival of Agreement . . . . . . . . . . . . . . . . .  53
SECTION 9.03.  Successors and Assigns. . . . . . . . . . . . . . . . .  53
SECTION 9.04.  Expenses of the Agent and the Banks; Indemnity. . . . .  56
SECTION 9.05.  Right of Setoff . . . . . . . . . . . . . . . . . . . .  57
SECTION 9.06.  Applicable Law. . . . . . . . . . . . . . . . . . . . .  57
SECTION 9.07.  Waivers, Amendments . . . . . . . . . . . . . . . . . .  57
SECTION 9.08.  Severability. . . . . . . . . . . . . . . . . . . . . .  58
SECTION 9.09.  Counterparts. . . . . . . . . . . . . . . . . . . . . .  58
SECTION 9.10.  Headings. . . . . . . . . . . . . . . . . . . . . . . .  58
SECTION 9.11.  Consent to Jurisdiction . . . . . . . . . . . . . . . .  58
SECTION 9.12.  Prior Agreements. . . . . . . . . . . . . . . . . . . .  59
SECTION 9.13.  Remedies Cumulative . . . . . . . . . . . . . . . . . .  59
SECTION 9.14.  Waiver of Jury Trial. . . . . . . . . . . . . . . . . .  59

Exhibits

Form of Note                                 Exhibit A
Form of Borrowing Notice                     Exhibit B
Form of Security Agreement                   Exhibit C
Form of Assignment and Acceptance            Exhibit D
Form of Opinion of Borrower's Counsel        Exhibit E
Form of Reliance Letter                      Exhibit F

Schedules

Schedule 1.01A Existing Letters of Credit
Schedule 1.01B      Bank Percentages
Schedule 3.05(b)    Material Liabilities
Schedule 3.05(c)    Pro Forma Financials
Schedule 3.07(b)    Iowa Properties
Schedule 3.07(c)    Title to Properties
Schedule 3.17       Trademarks and Licenses
Schedule 3.19       Subsidiaries and Business
Schedule 4.02(f)    Counties
Schedule 5.06(i)    Inventory Report
Schedule 6.01(c)    Capital Leases
Schedule 6.02(d)    Existing Liens

                              SCHEDULE 1.01A


                        Existing Letters of Credit





LC#
ISSUE
EXPIRY
AUTO-EXTENDED
TOTAL AMOUNT


30012 - Stdby
01/05/90
10/31/93
Yes
3,071,169.00


30077 - Stdby
10/31/90
07/31/93
Yes
3,683,000.00


30173 - Stdby
12/14/92
07/31/94
Yes
1,438,500.00


20088 - Doc
12/29/92
04/30/93
No
425,463.60




Total Aggregate                                             $  8,618,132.60

                              SCHEDULE 1.01B

                             Bank Percentages





Percentage


50.00%

CAISSE NATIONALE DE CREDIT AGRICOLE

55 East Monroe Street
Chicago, Illinois  60603
Telecopy:  (312) 726-7670
Telex:  190063 AGRICO UT
Attention:  Shonagh Aylsworth



THE FIRST NATIONAL BANK OF CHICAGO


50.00%
One First National Plaza
Suite 0086
Chicago, Illinois  60602
Telecopy:  (312) 732-1117
Telex:  4330253 FNBCUI
Attention:  Tara J. Walker

                             SCHEDULE 3.05(b)

                           Material Liabilities


                                  None

                             SCHEDULE 3.05(c)

                           Pro Forma Financials


                             SCHEDULE 3.07(b)

                          Iowa Leased Properties


                             SCHEDULE 3.07(c)

                            Title to Properties

                                   NONE

                               SCHEDULE 3.17

                          Trademarks and Licenses


     The Borrower received a letter dated October 28, 1992, from JBN Enterprises, Inc. of Bethlehem, Pennsylvania, relative to the use of "BOGO's," which is the name of two stores currently operated by Borrower's wholly-owned subsidiary, BOGO'S, INC., as an experimental format for the sale of a limited assortment of grocery items. JBN Enterprises alleged it has used the mark B-O-G-O in connection with mail order services for the sale of bulk foods, drinks, nutritional supplements and cosmetics since at least May 1990, and demanded the Borrower cease and desist using the mark on or before November 11, 1992. The Borrower responded on November 5, 1992, by requesting additional information regarding JBN Enterprises' use of its mark. Borrower has received no further correspondence in this matter. The Borrower has a pending federal service mark application. JBN Enterprises has registered the mark.

                               SCHEDULE 3.19

                         Subsidiaries and Business

                             SCHEDULE 4.02(f)

                                 Counties


     Counties in which lien searches were conducted:

     Illinois:
     Bureau
     Will
     McHenry
     Cook
     Rock Island
     Winnebago
     Knox
     Du Page
     Lake
     Stephenson
     Logan
     Iroquois
     DeKalb
     Henry
     Ogle
     Lee
     Champaign
     Macon
     St. Claire
     Kane
     Kendall
     Peoria
     Sangamon
     Kankakee
     La Salle
     Whiteside
     Grundy
     Morgan
     Tazewell
     McLean
     Warren
     Vermillion
     Boone
     McDonough

     Iowa:
     Boone
     Scott
     Des Moines
     Dubuque
     Clinton
     Johnson

     Indiana:
     Lake
     La Porte
     Porter

                             SCHEDULE 5.06(i)

                             Inventory Report

                             SCHEDULE 6.01(c)

                              Capital Leases


     Store #
     Location
     Capital Lease
     Obligation 1/29/93


     025
     Waukegan, IL
     $                   0

     029
     Lindenhurst, IL
     1,346,386

     086
     Montgomery, IL
     2,039,142

     087
     Carpentersville, IL
     1,334,981

     121
     Portage, IN
     893,585

     145
     Round Lake Beach, IL
     976,686

     230
     Galesburg, IL
     59,885

     245
     St. Charles, IL
     253,902

     256
     Pekin, IL
     306,260

     259
     Bloomington, IL
     1,213,213

     262
     Crest Hill, IL
     1,236,158

     267
     Aurora, IL
     1,357,790

     307
     Davenport, IA
     975,939

     324
     Orland Park, IL
     929,787

     326
     Valparasio, IN
     637,750

     331/615
     Niles, IL
     1,342,527

     332/616
     Arlington Heights, IL
     1,411,977

     333/617
     Lombard, IL
     1,208,062

     229/660
     Cedar Rapids, IA
     8,097

     319/663
     Cedar Falls, IA
     890,072

     IBM4680
     Cedar Falls, IA
     8,215,213

     $18,422,199

                           SCHEDULE 6.02(d)

                            Existing Liens

                      FIRST AMENDMENT TO CREDIT AGREEMENT

  This First Amendment to Credit Agreement (this "Amendment"), dated as of this 15th day of October, 1993, is entered into among Eagle Food Centers, Inc., a Delaware corportation (the "Borrower"), Caisse National De Credit Agricole ("CNCA") and The First National Bank of Chicago ("FNBC"), as co-agents (the "Co-Agents"), the Banks (as hereafter defined), and CNCA, acting through its Chicago Branch, as agents for the Banks (the "Agent").

                           WITNESSETH:

  Whereas, the Borrower, certain lenders (the "Banks"), the Agent and the Co-Agents are parties to a Credit agreement dated as of April 26, 1993 (the "Credit Agreement"), pursuant to which the Banks established various credit facilities for the benefit of the Borrower; and

  Whereas, the parties hereto desire to amend the Credit Agreement with respect to certain matters as hereafter specifically provided;

  Now, therefore, the parties hereto agree as follows;

  1. Unless otherwise specified herein, all capitalized terms used herein shall have the meanings specified in the Credit Agreement.

  2. The first sentence of Section 2A.03 of the Credit Agreement is hereby amended and restated to read as follows:

   The Borrower shall pay in advance to the applicable Issuing Bank a letter of credit fronting fee of 0.25% of the Stated Amount of any Existing Letter of Credit, payable on the Closing Date, and of 0.25% of each Letter of Credit issued on or after the Closing Date, payable on the date of issuance of such Letter of Credit.

  3. Section 5.06(i) of the Credit Agreement is hereby amended and restated to read as follows:

   (i) within 45 days after the end of each fiscal quarter of the Borrower, an inventory report in hte form of Schedule 5.06(i) hereto; and

  4. Section 6.13 of the Credit Agreement is hereby amended and restated to read as follows:

   SECTION 6.13. LIMITATIONS ON SALE OF ASSETS. Permit or place, or permit any of its Subsidiaries to permit or place, any material restriction, directly or indirectly, on the sale, pledge, transger of other disposition of any asset, including any stock, other than (a) such restricitions as ordinarily appear in contracts entered into in the ordinary course of business, examples of which include restrictions on the ability to assign leases or contract rights and obligations, (b) restrictions contained in the Senior Note Indenture as in effect on the date hereof or as from time to time amended in accordance with Section 6.07(b) hereof, and (c) restrictions contained in agreements relating to (i) the sale and leaseback transactions permitted under Section
   6.08 hereof and (ii) Capital Leases and mortgages permitted under Section
   6.01 hereof, to the extent such restrictions relate solely to the property subject to such sale and leaseback transaction, Capital Lease of mortgage.

  5. Section 9.07(b) of the Credit Agreement is hereby amended by (a) adding the words "(other than letter of credit fronting fees)" after the reverence to
Section 2A.03 in clause (ii) thereof, and (b) adding the following as the final sentence thereof:

   No provision of this Agreement regarding letter of credit fronting fees or any rights of duties of an Issuing Bank shall be waive, amended or modified except pursuant to an agreement or agreements in writing entered into by the Borrower and the Issuing Banks.

  6. Except as amended and modified by this Amendment, the Credit Agreement shall continue in full force and effect.

  7. This Amendment may be executed in one or more counterparts, each of which shall constitute an original but all of which when taken together shall constitute but one agreement.

  8. This Amendment shall become effective when copies hereof which, when taken together, bear the signature of the Borrower, the Agent, the Co-Agents and all of the Banks shall be delivered or mailed to the Agent, the Co-Agents and the Borrower.

  9. This Amendment shallbe construed in accordance with and governed by the laws of the State of Illinois withour giving effect to choice of law doctrine.

  In Witness Whereof, the parties hereto have caused the Amendment to be duly executed by their duly authorized officers, all as of the day and year first written above.

EAGLE FOOD CENTERS, INC.

By: /s/ Herbert T. Dotterer
Title: Vice President


CAISSE NATIONALE DE CREDIT
AGRICOLE, as Agent

By: /s/ David Bouhl
Title: Head of Corporate Banking

CAISSE NATIONALE DE CREDIT
AGRICOLE, as Co-Agent and a Bank

By:/s/ David Bouhl
Title: Head of Corporate Banking

THE FIRST NATIONAL BANK OF
CHICAGO, as Co-Agent and a Bank

By: /s/John D. Runger
Title: Vice President

NATIONAL BANK OF CANADA

By:/s/
Title: Vice President

BERLINER HANDELS-UND
FRANKFURTER BANK

By:
Title: Vice President

NORWEST BANK IOWA, NATIONAL
ASSOCIATION, f/k/a
DAVENPORT BANK AND TRUST
COMPANY, NATIONAL ASSOCIATION

By: Larry E. Brandt
Title: Vice President

                 SECOND AMENDMENT TO CREDIT AGREEMENT AND WAIVER

     This Second Amendment to Credit Agreement and Waiver (this "Amendment"), dated as of this 28th day of January, 1994, is entered into among Eagle Food Centers, Inc., a Delaware corporation (the "Borrower"), Caisse Nationale De Credit Agricole ("CNCA") and The First National Bank of Chicago ("FNBC"), as co-agents (the "Co-Agents"), the Banks (as hereafter defined), and CNCA, acting through its Chicago Branch, as agent for the Banks (the "Agent").

                              WITNESSETH:

     Whereas, the Borrower, certain lenders (the "Banks"), the Agent and the Co-Agents are parties to a Credit Agreement dated as of April 26, 1993 as amended by a First Amendment to Credit Agreement dated as of October 15, 1993 (the "Credit Agreement"), pursuant to which the Banks established various credit facilities for the benefit of the Borrower; and

     Whereas, the parties hereto desire to amend the Credit Agreement with respect to certain matters as hereafter specificall provided;

     Now, Therefore, the parties hereto agree as follows:

  1. Unless otherwise specified herin, all capitalized terms used herein shall have the meanings spedified in the Credit Agreement.

  2. Section 5.12 of the Credit Agreement is hereby amedned by changing the reference to "$69,000,000" in the introductory paragraph to "$55,000,000", which change will lower the minimum Tangible Net Worth requirement for the fourth quarter of the 1993 fiscal year.

  3. Section 6.15 of the Credit Agreement is hereby amended and restated to read in its entirety as follows:

       SECTION 6.15 LEVERAGE RATIO. Permit the Leverage Ratio to equal or exceed (a) 2.75 at the end of any of the first three fiscal quarters during the fiscal year ending January 29, 1994, (b) 3.15 at the end of fiscal year ending January 29, 1994 and (c) 2.50 at the end of any quarter thereafter.

  4.  The undersigned Banks hereby waive compliance with the provisions of
Section 6.03 of the Credit Agreement to the extent, and only to the extent necessary permit the sale on or before February 28, 1994 for a purchase price resulting in net cash proceeds of at least $450,000 of the stores listed in Exhibit A hereto (the "Stores").

  5. In order to induce the Banks and the Agent to enter into this Amendment, the Borrower represents and warrants that:

      (a) The execution and delivery of this Amendment by the Borrower and the performance of the Credit Agreement as amended by this Amendment (the "Amended Agreement") (i) have been duly authorized by all requisite corporate action and
(ii)will not (A)violate (1)any provision of the certificate of incorporation or by-laws of the Borrower or any of its Subsidiaries or any provision of any applicable law, statute, rule or regulation (including, without limitation, Regulations G, T, U or X), (2) any order of any court, or any rule, regulation or order of any other agency of government binding upon the Borrower or any of it Subsidiaries or (3) any provisions of any indenture, agreement or other instrument to which the Borrower or any of its Subsidiaries is a party, or by which the Borrower or any of its Subsidiaries, or any of their respective properties or assets is or may be bound, (B) be in conflict with, result in a breach of or constitute (alone or with notice or lapse of time or both) a default under any indenture, agreement or other instrument referred to in clause (ii)(A)(3) above or (C) result in the creation or imposition of any Lien (other than in favor of the Agent for the benefit of the Banks as contemplated by the Amended Agreement) upon any property or assets of the Borrower or any its Subsidiaries.

     (b) No registration with or consent or approval of, or other action by, any Federal, state or other governmental agency, authority or regulatory body is or will be required in connection with the executor and delivery by the Borrower of this Amendment or the performance by the Borrower of the Amended Agreement.

     (c) This Amendment and the Amended Agreement constitute legal, valid and binding obligations of the Borrower, enforceable against the Borrower in accordance with their respective terms (subject, as to the enforcement of remedies, to applicable bankruptcy, reorganization, insolvency, moratorium and similar laws affecting creditors' rights generally).

     (d) The representations and warranties set forth in Article III of the Credit Agreement are true and correct in all material respects with the same effect as though made on and as of the date hereof, except to the extent that any such representation or warranty relates to an earlier date.

     (e) The Borrower is in compliance with all the terms and provisions contained in the Credit Agreement and in other Loan Documents and the Senior
Note Indenture on its part to be observed or performed and no Event of Default or Potential Default has occurred and is continuing.

     (f) The aggregate book value of the Stores as of December 31, 1993 was approxiametly $2,800,000.


  6. Except as amended and modified by this Amendment, the Credit Agreement shall continue in full force and effect.

  7. This Amendment may be executed in ore or more counterparts, each of which shall constitute an original but all of which when taken together shall constitute but one agreement.

  8. On the effective date of this Agreement, the Borrower shall pay to the Agent an amendment fee payable to each Bank that executes a counterpart of this Amendment prior to 5:00 P.M.(Chicago time) on January 28, 1994 in amount equal to one-eighth of one percent (0.125%) of such Bank's Percentage of the Commitment.

  9. This Amendment shall become effective when copies (a) hereof which, when taken together, bear the signatures of the Borrower and the Required Banks shall be delivered or mailed to the Agent, (b) the Borrower shall have paid to the Agent for distribution to the Banks the amendment fee specified in Paragraph 8 above, (c) the Borrower shall have delivered to the Agent resolutions of the Board of Directors of the Borrower approving and authorizing the execution, delivery and performance of this Amendment, certified by the Borrower's secretary or an assistant secretary as being in full force and effect without modification or amendment and (d) such other information, approvals, documents or instruments as the Agent may reasonably request.

  10. This Amendment shall be construed in accordance with and governed by the lows of the State of Illinois without giving effect to choice of law doctrine.

  IN WITNESS WHEREOF, the parties hereto have caused the Amendment to be duly executed by their duly authorized officers, all as of the day and year first written above.

Signatures

                      THIRD AMENDMENT TO CREDIT AGREEMENT

     This Third Amendment to Credit Agreement (this "Amendment"), dated as of this 28th day of April, 1994 is entered into among Eagle Food Centers, Inc., a Delaware corporation (the "Borrower"), Caisse Nationale De Credit Agricole ("CNCA") and The First National Bank of Chicago ("FNBC"), as co-agents (the "Co-Agents"), the Banks (as hereafter defined), and CNCA, acting through its Chicago Branch, as agent for the Banks (the "Agent").

                               WITNESSETH:

     Whereas, the Borrower, certain lenders (the "Banks"), the Agent and the Co-Agents are parties to a Credit Agreement dated as of April 26, 1993, as amended by a First Amendment to Credit Agreement dated as of October 15, 1993 and a Second Amendment to Credit Agreement and Waiver dated as of January 28, 1994 (the "Credit Agreement"), pursuant to which the Banks established various credit facilities for the benefit of the Borrower; and

     Whereas, the parties hereto desire to amend the Credit Agreement with respect to certain matters as hereafter specifically provided;

     Now, therefore, the parties hereto agree as follows:

  1. Unless otherwise specified herein, all capitalized terms used herein shall have the meanings specified in the Credit Agreement.

  2. Section 1.01 of the Credit Agreement is hereby amended by adding the following definitions in the appropriate alphabetical order:

     "Borrowing Base" shall mean at any time the sum of (i) 50% of the aggregate amount of inventory located in the Borower's warehouse at Route 67 and Knoxville Road, Milan, Illinois and (ii) 40% of the aggregate amount of inventory located in the Borrower's stores or in transit to any of the Borrower's stores, with the amount of all such inventory being computed on the lower of cost (on a first-in, first-out basis) or fair market value.

     "Employee Buyout Expenses" shall mean, with respect to any period, all costs and expenses deducated in computing Net Income for such period with respect to severance payments made on or before July 30, 1994 to members of U.F.C.S. Locals 881 and 1540; provided, that the aggregate amount of Employee Buyout Expenses may not exceed $8,000.00.

     "Insurance Subsidiary" shall mean Talon Insurance Company, Inc., a Vermont corporation that is wholly-owned subsidiary of the Borrower.

     3. Section 1.01 of the Credit Agreement is hereby amended by adding the following sentence to the end of the "EBITDA" definition contained therein:

     Notwithstanding the foregoing, EBITDA for any period ending on or before April 29, 1995 shall be increased by the aggregate amount of any Employee Buyout Expenses applicable to such period.

     4. Section 1.01 of the Credit Agreement is hereby amended by deleting the words "the issuance of the Senior Notes and" from the parenthetical contained in clause (iii) of the second sentence of such definition and by adding the following sentence to the end of "Tanglible Net Worth" definition contained therein:

     Notwithstanding the foregoing, Tangible Net Worth at any time on or before April 29, 1995 shall be increased by the aggregate amount of all Employee Buyout Expenses applicable to any period ending on or before the date of determination.

     5. Section 2.01 (b) of the Credit Agreement is hereby amended and restated to read as follows:

          (b) Within the foregoing limits, the Borrower may borrow, repay and reborrow, on or after the date hereof and prior to the Maturity Date, all or any portion of the aggregate amount of the Commitment subject to the terms, provisions, and limitations set forth herein, including, without limitation, the requirement that no Borrowing shall be made hereunder if after giving effect thereto
     (i) the sum of (A) the aggregate principal amount of the Loans outstanding hereunder plus (B) the aggregate Stated Amount of Letters of Credit outstanding hereunder, would exceed (ii) he lesser of (A) the amount of the Commitment, and (B) the Borrowing Base.

     6. Section 2.10(b) of the Credit Agreement is hereby amended by deleting the second sentence of such paragraph and adding the following sentences immediately prior to the last sentence of such paragraph;

     The Loans shall also be subject to prepayment (i) in accordance with the terms and provisions of Section 6.03 hereof and (ii) on each date and to the extent that (A) the sum of (1) the aggregate principal amount of Loans outstanding hereunder plus (2) the aggregate Stated Amount of Letters of Credit outstanding hereunder, exceeds (B) the Borrowing Base on such date. At any time that the aggregate Stated Amount of Letters of Credit outstanding hereunder, after payment in full of the outstanding Loans, exceeds the Borrowing Base, the Borrower shall pay to the Agent an amount equal to such excess as cash collateral to secure the obligations of the Borrower hereunder with respect to such Letters of Credit.

     7. Section 2A.01 the Credit Agreement is hereby amended by restating the proviso of the second sentence of such Section to read as follows:

     ; provided, that after giving effect to the issuance of each Letter of Credit, (a) the sum of (i) the aggregate Stated Amount of Letters of Credit outstanding hereunder plus (ii) the then aggregate outstanding principal amount of the Loans, shall not exceed (b) the lesser of (i) the aggregate amount of the Commitments and (ii) the Borrowing Base on such date.

     8. Section 4.01 of the Credit Agreement is hereby amended by adding the following clause immediately prior to the last sentence of such Section:

         (e) The Agent shall have received a certificate in a form acceptable to it as to the Borrowing Base as of the most recent date inventory information is available, which in no event will be more than [10] days prior to the date such Loan is to be made or Letter of Credit issued.

     9. Section 5.06(i) of the Credit Agreement is hereby amended and restated to read as follows:

         (i) within 30 days after the end of each month or accounting period, as the case may be, an inventory report in the form of Schedule 5.06(i) hereto;

    10. Section 5.06 of the Credit Agreement is hereby amended by adding the following clause to the end of such Section:

         (k) As soon as available and in any event within 90 days after the end of each fiscal year, projections in a form satisfactory to the Agent (including projected consolidated balance sheets and consolidated income statements and statements of cash flows) prepared by the Borrower for each fiscal quarter of the current and the next two fiscal years, in each case prepared in reasonable detail, with appropriate presentation and discussion of the principal assumptions upon which such projections are based.

    11. Section 5.11 of the Credit Agreement is hereby amended and restated to read as follows:

         SECTION 5.11 Ownership of Inventory. At all times own in the name of the Borrower all the inventory used in its business or in the business of any of its Subsidiaries except that (a) BOGOs may own up to $2,000,000 of inventory and (b) the Borrower and its Subsidiaries may sell panty hose and light bulbs on consignment.

    12. Section 5.12 of the Credit Agreement is hereby amended and restated to read as follows:

         SECTION 5.12 Tangible Net Worth. Maintain a Tangible Net Worth at the end of the fiscal quarter or not less than (a) $55,000,000, at all times to and including the end of the third fiscal quarter of the 1994 fiscal year; (b) $57,000,000, thereafter to and including the end of the third fiscal quarter of the 1995 fiscal year; (c) $61,000,000, thereafter to and including the end of the third fiscal quarter of the 1996 fiscal year; (d) $65,000,000, thereafter to and including the end of the third fiscal quarter of the 1997 fiscal year; and (e) $69,000,000, at all times thereafter. For the purposes hereof, the 1994 fiscal year shall mean the fiscal year ending on January 28, 1995.

    13. Section 5.14 of the Credit Agreement is hereby amended and restated to read as follows:

         SECTION 5.14. Fixed Charge Coverage Ratio. Maintain a Fixed Charge Coverage Ratio at the end of each fiscal quarter of at least (a) 1.80:1 for all fiscal quarters ending on or before January 29, 1994 ad (b) 1.70:1 for all fiscal quarters ending thereafter.

    14. Section 6.05 of the Credit Agreement is hereby amended by deleting the "and" at the end of the clause (b) of such Section and adding the following immediately prior to the end of such Section:

     and (d) investments in an aggregate amount of up to $1,000,000 in the Insurance Subsidiary.

    15. Section 6.03 of the Credit Agreement is hereby amended by (a) changing the reference to "$8,000,000" in clause (c) thereof to "$15,000,000" and (b) changing the reference to $2,000,000" in clause (c) thereof to "$5,000,000."

    16. Section 6.11 of the Credit Agreement is hereby amended and restated to read as follows:

         SECTION 6.11. Activities of Subsidiaries. Permit any of its Subsidiaries (a) to engage in the operation of any business or own or hold any assets in its name or (b) to incur or suffer to exist any Indebtedness or issue any preferred stock, except that (i) BOGOs may operate stores in its own name and own assets and incur Indebtedness to the Borrower and its employees in the ordinary course of business in connection therewith (ii) the Insurance Subsidiary may provide workmen's compensation, general liability and automobile insurance coverage to the Borrower but not to any other Person.

    17. Section 6.14(a) of the Credit Agreement is hereby amended by restating the chart contained therein to read as follows:

         Fixed Charge Coverage Ratio     Maximum Aggregate Capital Expenditures

         Greater than or equal to 2.10          $40,000,000
         Greater than or equal to 2.00          $36,000,000
           and less than 2.10
         Greater than or equal to 1.85          $32,000,000
           and less than 2.00
         Greater than or equal to 1.70          $30,000,000
           and less than 1.85

    18. Section 6.14(d) of the Credit Agreement is hereby amended by amending and restating the proviso at the end of the first sentence thereof to read as follows:

     ; provided, however that in no event shall the Carryover Capital Expenditures applied in any fiscal year exceed $5,000,000.

    19. Section 6.15 of the Credit Agreement is hereby amended and restated to read as follows:

         SECTION 6.15 Leverage Ratio. Permit the Leverage Ratio to equal or exceed 3.15 at the end of any quarter ending on or before January 28, 1995;
     (b) 3.00 at the end of any quarter during the fiscal year ending
     February 3, 1996; and (c) 2.75 at the end of any fiscal quarter thereafter.

    20. In order to induce the Banks and the Agent to enter into this Amendment, the Borrower represents and warrants that:

         (a) The execution and delivery of this Amendment by the Borrower and the performance of the Credit Agreement as amended by this Amendment (the "Amended Agreement") (i) have been duly authorized by all requisite corporate action and (ii) will not (A) violate (1) any provision of the certificate of incorporation or by-laws of the Borrower or any of its Subsidiaries or any provision of any applicable law, statute, rule or regulation (including, without limitation, Regulations G, T, U or X), (2) any order of any court, or any rule, regulation or order of any other agency of government binding upon the Borrower or any of its Subsidiaries or (3) any provisions of any indenture, agreement or other instrument to which the Borrower or any of its Subsidiaries is a party, or by which the Borrower or any of its Subsidiaries, or any of their respective properties or assets is or may be bound, (B) be in conflict with, result in a breach of or constitute (alone or with notice or lapse of time or both) a default under any indenture, agreement or other instrument referred to in clause (ii)(A)(3) above or (C) result in the creation or imposition of any Lien (other than in favor of the Agent for the benefit of the Banks as contemplated by the Amended Agreement) upon any property or assets of the Borrower or any of its Subsidiaries.

         (b) No registration with or consent or approval of, or other action by, any Federal, state or other governmental agency, authority or regulatory body is or will be required in connection with the execution and delivery by the Borrower of this Amendment or the performance by the Borrower of the Amended Agreement.

         (c) This Amendment and the Amended Agreement constitute legal, valid and binding obligations of the Borrower, enforceable against the Borrower in accordance with their respective terms (subject, as to the enforcement of remedies, to applicable bankruptcy, reorganization, insolvency, moratorium and similar laws affecting creditors' rights generally).

        (d) The representations and warranties set forth in Article III of the Credit Agreement are true and correct in all material respects with the same effect as though made on and as of the date hereof, except to the extent that any such representation or warranty relates to an earlier date.

        (e) The Borrower is in compliance with all the terms and provisions contained in the Credit Agreement and in other Loan Documents and the Senior
Note Indenture on its part to be observed or performed and no Event of Default or Potential Default has occurred and is continuing.

    21. Except as amended and modified by this Amendment, the Credit Agreemnt shall continue in full force and effect.

    22. This Amendment may be executed in one or more counterparts, each of which shall constitute an original but all of which then taken together shall constitute but one agreement.

    23. On the effective date of this Amendment, the Borrower shall (a) pay to the Agent an amendment fee payable to each Bank that executes a counterpart of this Amendment prior to 5:00 P.M. (Chicago time) on April 29, 1994 in an amount equal to one-quarter of one percent (0.25%) of such Bank's Percentage of the Commitment and (b) pay to the Co-Agents such administration fees as have been agreed to in writing by the Borrower.

    24. This Amendment shall become effective when (a) copies hereof which, when taken together, bear the signature of the Borrower and the Required Banks shall be delivered or mailed to the Agent, (b) the Borrower shall have paid to the Agent for distribution to the Banks and to the Co-Agents the amendment fees referred to in Paragraph 23 above, (c) the Borrower shall have delivered to the Agent resolutions of the Board of Directors of the Borrower approving and authorizing the execution, delivery and performance of this Amendment, certified by the Borrower's secretary or an assistant secretary as being in full force and effect without modification or amendment and (d) such other information, approvals, documents or instruments as the Agent may reasonably request.

    25. This Amendment shall be construed in accordance with and governed by the laws of the State of Illinois without giving effect to choice of law doctrine.

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed by their duly authorized officers, all as of the day and year first written above.

Signatures