Form 10-Q
period 1994-04-30
EAGLE FOOD CENTERS INC
filed 1994-06-14
CIK 30908

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                   FORM 10-Q





        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended        April 30, 1994


                      Commission File Number 0-17871

                         EAGLE FOOD CENTERS, INC.
            (Exact name of registrant as specified in the charter)



             Delaware                         36-3548019
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)           Identification No.)

Rt. 67 & Knoxville Rd.,  Milan, Illinois           61264
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:  309-787-7730

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes   X       No

The number of shares of the Registrant's Common Stock, par value one cent ($.01) per share, outstanding at June 1, 1994 was 11,051,994.






        Page 1 of 8 pages

                    PART I - FINANCIAL INFORMATION


Item 1:   Financial Statements

                         EAGLE FOOD CENTERS, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
             (Dollars in thousands, except per share data)
                             (unaudited)
                                                              Quarter Ended
                                                      April 30, 1994  May 1, 1993
Sales..........................................          $ 250,097   $ 267,402

Cost of goods sold.............................            187,575     200,455
                                                          ---------   ---------
     Gross margin..............................             62,522      66,947

Operating expenses:

     Selling, general and administrative.......             53,587      53,764

     Depreciation and amortization.............              5,824       5,585
                                                          ---------   ---------
          Operating income.....................              3,111       7,598

Interest expense...............................              3,494       3,703
                                                          ---------   ---------
Earnings (loss) before income taxes &
     extraordinary charge......................               (383)      3,895

Income taxes (benefit).........................                (22)      1,480
                                                          ---------   ---------
Earnings (loss) before extraordinary
     charge....................................               (361)      2,415
                                                          ---------   ---------
Extraordinary charge...........................                  0       3,969
                                                          ---------   ---------
Net (loss).....................................         $     (361)  $  (1,554)
                                                          =========   =========

Earnings (loss) per share

   Before extraordinary charge.................         $    (0.03)  $    0.22

   Extraordinary charge........................                  0       (0.36)
                                                          ---------   ---------
   Net (loss)..................................         $    (0.03)  $   (0.14)


Weighted average common shares outstanding.....          11,051,994   11,200,000

See notes to financial statements.

                                  EAGLE FOOD CENTERS, INC.
                                 CONSOLIDATED BALANCE SHEETS
                                   (Dollars in thousands)
                                           ASSETS
                                                      April 30,  January 29,
                                                         1994       1994
                                                     (unaudited) (audited)
Current assets:
  Cash and cash equivalents..................          $  8,108  $  8,056
  Accounts receivable........................            17,166    18,195
  Inventories................................            94,816   101,010
  Prepaid expenses and other.................             4,139     2,992
                                                        -------   -------
      Total current assets...................           124,229   130,253

Property and equipment (net).................           192,768   194,777

Other assets:
  Deferred debt issuance costs...............             3,305     3,409
  Excess of cost over fair value of
    net assets acquired......................             2,711     2,731
  Other......................................             2,889     3,995
                                                        -------   -------
      Total other assets.....................             8,905    10,135
                                                        -------   -------
      Total assets...........................          $325,902  $335,165
                                                        =======   =======

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...........................          $ 57,193  $ 60,831
  Payroll and employee benefits..............            14,370    13,850
  Accrued liabilities........................            14,558    19,272
  Accrued taxes..............................             8,136     7,762
  Current portion of long-term debt..........             2,854     2,799
                                                        -------   -------
     Total current liabilities..............             97,111   104,514

Long-term debt:
  Senior Notes...............................           100,000   100,000
  Bank Revolving Credit Loan.................             5,000     3,000
  Capital lease obligations..................            19,428    20,152
  Other......................................               159       175
                                                        -------   -------
      Total long-term debt...................           124,587   123,327

Other liabilities:
  Reserve for closed stores and warehouse....            28,776    33,669
  Other deferred liabilities.................            14,043    11,909
                                                        -------   -------
      Total other liabilities................            42,819    45,578

Stockholders' equity:
  Preferred stock, $.01 par value, 100,000
    shares authorized........................                 0         0
  Common stock, $.01 par value, 18,000,000
    shares authorized, 11,500,000 shares issued             115       115
  Capital in excess of par value.............            53,541    53,541
  Common Stock in treasury, at cost, 448,006
    shares...................................            (2,850)   (2,850)
  Retained earnings..........................            10,579    10,940
                                                        -------   -------
      Total stockholders' equity.............            61,385    61,746
                                                        -------   -------
      Total liabilities and stockholders' equity.      $325,902  $335,165
                                                        =======   =======

    See notes to financial statements.

                                 EAGLE FOOD CENTERS, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Dollars in thousands)
                                      (unaudited)

                                                         Quarter Ended
                                                   April 30, 1994   May 1, 1993
Cash flows from operating activities:
  Net (loss)...................................       $    (361)    $  (1,554)
Adjustments to reconcile net (loss) to
  cash provided from operating activities:
    Extraordinary charge before income
      tax effect................................              0         6,402
    Depreciation and amortization...............          5,824         5,585
    LIFO charge.................................            100           200
    Stock compensation expense..................              0            50
    Deferred charges and credits................          1,913           397
    Loss (gain) on disposal of assets...........            (50)          202
Changes in assets and liabilities:
    Receivables and other assets................           (279)        3,083
    Inventories.................................          6,094         3,867
    Accounts payable............................         (3,638)       (4,454)
    Accrued and other liabilities...............         (1,729)       (2,246)
    Reserve for closed stores & warehouse.......         (3,468)       (2,187)
                                                       ---------     ---------
      Net cash provided by operating activities.          4,406         9,345

Cash flows from investing activities:
  Additions to property and equipment...........         (4,571)       (6,819)
  Property held for sale/leaseback..............         (1,645)            0
  Cash proceeds from dispositions of
    property and equipment......................            591            23
                                                       ---------     ---------
       Net cash used in investing activities.            (5,625)       (6,796)

Cash flows from financing activities:
  Proceeds from new debt........................              0       100,000
  Retirement of debt............................            (15)      (69,074)
  Principal payments of capital lease
    obligations.................................           (670)         (636)
  Debt prepayment costs.........................              0        (4,239)
  Net revolving credit borrowing(repayment).....          2,000       (21,000)
  Deferred financing costs......................            (44)       (4,200)
                                                       ---------     ---------
       Net cash provided by
           financing activities.................          1,271           851
                                                       ---------     ---------
Increase in cash and cash equivalents...........             52         3,400
Cash and cash equivalents at beginning of
     period.....................................          8,056        11,554
                                                       ---------     ---------
Cash and cash equivalents at end of period......      $   8,108     $  14,954
                                                       =========     =========

Supplemental disclosures of cash flow information:
     Cash paid for interest.....................      $   5,987     $   3,130
     Cash paid for income taxes.................      $     (75)    $     674

    See notes to financial statements.

                NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


ACCOUNTING POLICIES

 The accompanying unaudited financial statements have been prepared in accordance with the summary of significant accounting policies set forth in the notes to the audited financial statements contained in the Company's Form 10-K filed with the Securities and Exchange Commission on April 29, 1994.

 In the opinion of management, the accompanying unaudited financial statements reflect all adjustments necessary for a fair statement of the results of operations and financial position for the interim periods presented. Operating results for the thirteen weeks ended April 30, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending January 28, 1995.

POST EMPLOYMENT BENEFITS

 The Company currently provides certain health care benefits for disabled employees.

 On January 30, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, Employer's Accounting for Postemployment Benefits (SFAS
 112). SFAS 112 requires the accrual of the expected cost of providing postemployment benefits for former or inactive employees after employment but before retirement.

 The adoption of SFAS 112 did not have a material impact to the financial statements.

EXTRAORDINARY CHARGE

 During the first quarter of fiscal 1993 the Company completed a Senior Note offering of $100 million at 8 5/8%. The proceeds were used to defease the $69.1 million of 13 1/2% Senior Subordinated Notes callable June 1, 1993. Related to the early retirement of the 13 1/2% Notes is an extraordinary charge of $4.0 million (net of tax). This charge represents the premium to call the 13 1/2% Notes, unamortized issuance costs and net interest during the overlap of Notes.

SUBSEQUENT EVENT

 The Company has offered a voluntary severance program to approximately 1800 clerks in the Chicago area. During the second quarter, approximately 600 employees are expected to accept the offer for an estimated pretax cost to the Company of $6.8 million ($4.2 million after tax). Management expects these costs should be offset in less than twelve months as a result of lower wage and employee benefit costs of new employees.


ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

 Sales for the Company's first fiscal quarter ended April 30, 1994 were $250.1 million, a decrease of $17.3 million or 6.5% from the first quarter of 1993. Same store sales declined 3.7% for the quarter. Seven new competitive openings occured between January 1, 1994 and March 1, 1994 affecting same store sales by more than 2.0%. There were 102 stores operating in the first quarter of fiscal 1994 compared to 109 in the first quarter of fiscal 1993.

 Gross margin was 25.00% of sales for the quarter ended April 30, 1994, compared to 25.04% in the comparable quarter of 1993. Sales mix improved in the higher margin in perishable departments but promotional rebates, slotting allowances and other allowances received by the company were lower than the prior year due to lower receipts.

 Selling, general and administrative expenses rose to 21.43% of sales for the quarter ended April 30, 1994 compared to 20.11% in the comparable quarter of 1993. The increase in expense rate was primarily due to inability to reduce expenses proportionately to sales declines in the quarter. In addition, over $1.1 million of non-recurring expense affected the 1994 quarter. Most of this expense was related to development and start up of a targeted marketing program.

 Depreciation and amortization increased to $5.8 million or 2.33% of sales compared to $5.6 million or 2.09% of sales in the 1993 quarter. The higher depreciation expenses are primarily due to three new stores opened in the past year.

 Including the non-recurring expenses, earnings for the first quarter ended April 30, 1994, resulted in a net loss of $361,000 or $0.03 per share, compared to 1993 net earnings of $2.4 million or $0.22 per share before an extraordinary charge of $4.0 million or $0.36 per share. Lower sales were primarily responsible for the earnings decline in fiscal 1994. The extraordinary charge of $4.0 million in 1993 was related to the early retirement of debt. Net earnings including the extraordinary charge resulted in a net loss of $1.6 million or $0.14 per share for the 1993 quarter. The effective tax rate was 5.5% for the 1994 quarter compared to 38% for the 1993 quarter, which is due to the reversal of certain reserves for taxes that are no longer required.

LIQUIDITY AND CAPITAL RESOURCES

 Cash provided by operating activities totaled $4.4 million for the quarter ended April 30, 1994, compared to $9.3 million in the comparable quarter of 1993. Cash was provided by a decrease in inventory levels of $6.1 million, and partially offset by a decrease in accounts payable of $3.6 million in the 1994 quarter.

 During the first quarter of fiscal 1993 the Company completed a Senior Note offering of $100 million at 8 5/8%. The proceeds were used to defease the $69.1 million of 13 1/2% Senior Subordinated Notes, which were callable on June 1, 1993. Additionally, the $21.0 million borrowed against the Revolving Credit line at the prior year end was retired during the quarter.


 The Company entered into a new $35 million, five year Revolving Credit Facility in conjunction with refinancing its long term debt in the first quarter of fiscal 1993. There was $5.0 million borrowed under the revolving credit agreement on April 30, 1994.

 Capital expenditures for the quarter ended April 30, 1994, were $4.6 million compared to total capital expenditures of $6.8 million in the first quarter of 1993. An additional $1.6 million was invested in property held for resale during the first quarter of fiscal 1994. The Company intends to complete a sale/leaseback financing transaction in the third quarter of 1994. One store was closed during the first quarter of fiscal 1994. Costs associated with that closing were taken from reserves previously allocated for store closing expenses. The Company opened one new Eagle Country Warehouse store during the first quarter of fiscal 1994. Construction is currently in progress on two Eagle Country Warehouse stores and one Eagle Country Market.

 The Company has offered a voluntary severance program to approximately 1800 clerks in the Chicago area. During the second quarter, approximately 600 employees are expected to accept the offer for an estimated pretax cost to the Company of $6.8 million ($4.2 million after tax). Management expects these costs should be offset in less than twelve months as a result of lower wage and employee benefit costs of new employees.

 Working capital at April 30, 1994 was $27.1 million and the current ratio was 1.28 to 1 compared to $25.7 and 1.25 to 1 at January 29, 1994 and $39.9 million and 1.44 to 1 at May 1, 1993.

               PART II - OTHER INFORMATION
 None

                               SIGNATURES



  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:




                       EAGLE FOOD CENTERS, INC.



Dated:  June 10, 1994  /s/  Pasquale V. Petitti
                      --------------------------
                       Pasquale V. Petitti
                       President and Chief Executive Officer




Dated:  June 10, 1994  /s/ Herbert T. Dotterer
                      ---------------------------
                       Herbert T. Dotterer
                       Sr. Vice President-Finance and
                       Chief Financial Officer