Form 10-Q
period 1994-07-30
EAGLE FOOD CENTERS INC
filed 1994-09-13
CIK 30908

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q



       X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                July 30, 1994



Commission File             Number   0-17871


                          EAGLE FOOD CENTERS, INC.
        (Exact name of registrant as specified in the charter)


           Delaware                                36-3548019
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

Rt. 67 & Knoxville Rd., Milan, Illinois                61264
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (309) 787-7730

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X        No

The number of shares of the Registrant's Common Stock, par value one cent ($0.01) per share, outstanding at August 30, 1994 was 11,051,994.




Page 1 of 8 pages

                                 PART I - FINANCIAL INFORMATION

Item 1:   Financial Statements

                             EAGLE FOOD CENTERS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share data)
                                 (unaudited)
                                  Quarter Ended            Two Quarters
                              July 30,     July 31,     July 30,     July 31,
                                1994         1993         1994         1993
Sales. . . . . . . . . . .$   252,222  $   265,364  $   502,319  $   532,766

Cost of Goods Sold . . . .    189,917      198,161      377,492      398,616
                              --------     --------     --------     --------
   Gross Margin. . . . . .     62,305       67,203      124,827      134,150

Operating Expenses:

   Selling, General &
       Administrative  . .     56,375       57,028      109,962      110,792

   Voluntary Severance
       Program . . . . . .      6,917            0        6,917            0

   Depreciation and
       Amortization. . . .      5,847        5,754       11,671       11,339
                              --------     --------     --------     --------
Operating Income (Loss). .     (6,834)       4,421       (3,723)      12,019

Interest Expense . . . . .      3,572        3,519        7,066        7,222
                              --------     --------     --------     --------
Earnings (Loss) Before Income
   Taxes (Benefit) and
   Extraordinary Charge. .    (10,406)         902      (10,789)       4,797

Income Taxes (Benefit) . .     (4,078)         343       (4,100)       1,823
                              --------     --------     --------     --------
Earnings (Loss) Before
   Extraordinary Charge. .     (6,328)         559       (6,689)       2,974

Extraordinary Charge . . .          0            0            0        3,969
                              --------     --------     --------     --------
Net Earnings (Loss). . . .$    (6,328) $       559  $    (6,689) $      (995)
                              ========     ========     ========     ========

Earnings (Loss) per Share:
   Before Extraordinary
   Charge  . . . . . . . .$     (0.58)   $    0.05   $    (0.61) $      0.27
   Extraordinary Charge. .          0            0            0        (0.36)
                                ------       ------       ------       ------
   Net Earnings (Loss) . .$     (0.58)   $    0.05   $    (0.61) $     (0.09)
                                ======       ======       ======       ======

Weighted Average Common
 Shares Outstanding         11,051,994   11,128,424   11,051,994   11,146,359

See notes to financial statements.

                         EAGLE FOOD CENTERS, INC.
                        CONSOLIDATED BALANCE SHEET
                          (Dollars in thousands)
                                  ASSETS

                                           July 30, 1994   January 29, 1994
                                             (unaudited)       (audited)
Current assets:
 Cash and cash equivalents . . . . . . . .  $     6,414        $     8,056
 Accounts receivable . . . . . . . . . . .       15,244             18,195
 Inventories . . . . . . . . . . . . . . .       96,424            101,010
 Property held for resale. . . . . . . . .       14,630                  0
 Prepaid expenses and other. . . . . . . .        8,088              2,992
                                                -------            -------
      Total current assets . . . . . . . .      140,800            130,253

Property and equipment (net) . . . . . . .      177,133            194,777

Other assets:
 Deferred debt issuance costs. . . . . . .        3,277              3,409
 Excess of cost over fair value of
    net assets acquired. . . . . . . . . .        2,690              2,731
 Other . . . . . . . . . . . . . . . . . .        2,733              3,995
                                                -------            -------
      Total other assets . . . . . . . . .        8,700             10,135
                                                -------            -------
      Total assets . . . . . . . . . . . .  $   326,633        $   335,165
                                                =======            =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable. . . . . . . . . . . . .   $   56,274         $   60,831
 Payroll and employee benefits . . . . . .       14,700             13,850
 Accrued liabilities . . . . . . . . . . .       17,319             19,272
 Accrued taxes . . . . . . . . . . . . . .        8,255              7,762
 Bank Revolving Credit Loan. . . . . . . .        8,000                  0
 Current portion of long-term debt . . . .        3,604              2,799
                                                -------            -------
      Total current liabilities. . . . . .      108,152            104,514

Long-term debt:
 Senior Notes. . . . . . . . . . . . . . .      100,000            100,000
 Bank Revolving Credit Loan. . . . . . . .            0              3,000
 Capital lease obligations . . . . . . . .       20,079             20,152
 Other . . . . . . . . . . . . . . . . . .          142                175
                                                -------            -------
      Total long-term debt . . . . . . . .      120,221            123,327

Other liabilities:
 Reserve for closed stores and warehouse .       28,872             33,669
 Other deferred liabilities. . . . . . . .       14,331             11,909
                                                -------            -------
      Total other liabilities. . . . . . .       43,203             45,578

Shareholders' equity:
 Preferred stock, $0.01 par value, 100,000
    shares authorized. . . . . . . . . . .            0                  0
 Common stock, $0.01 par value, 18,000,000
    shares authorized, 11,500,000 shares issued     115                115
 Capital in excess of par value. . . . . .       53,541             53,541
 Common stock in treasury, at cost, 448,006
    and 448,006 shares . . . . . . . . . .       (2,850)            (2,850)
 Retained earnings . . . . . . . . . . . .        4,251             10,940
                                                -------            -------
      Total shareholders' equity . . . . .       55,057             61,746
                                                -------            -------
      Total liabilities and
          shareholders' equity . . . . . .   $  326,633         $  335,165
                                                =======            =======

 See notes to financial statements.

                           EAGLE FOOD CENTERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (unaudited)

                                                     Two Quarters Ended
                                               July 30, 1994  July 31, 1993
Cash flows from operating activities:
 Net earnings (loss) . . . . . . . . . . . . .    $  (6,689)      $   (995)
Adjustments to reconcile net earnings (loss) to
cash provided from operating activities:
 Depreciation and amortization . . . . . . . .       11,671         11,339
 LIFO charge . . . . . . . . . . . . . . . . .          250            400
 Deferred charges and credits. . . . . . . . .        2,774          2,992
 (Gain) loss on disposal of assets . . . . . .          174         (1,215)
Changes in assets and liabilities:
 Receivables and other assets. . . . . . . . .       (2,386)         3,425
 Inventories . . . . . . . . . . . . . . . . .        4,336         12,160
 Accounts payable. . . . . . . . . . . . . . .       (4,557)        (4,774)
 Accrued and other liabilities . . . . . . . .        1,724         (8,315)
 Reserve for closed stores and warehouse . . .       (3,793)        (1,950)
                                                    --------       --------
   Net cash provided by operating activities .        3,504         13,067

Cash flows from investing activities:
 Additions to property and equipment . . . . .       (8,378)       (14,541)
 Property held for sale/leaseback. . . . . . .         (864)             0
 Cash proceeds from dispositions of
   property and equipment. . . . . . . . . . .          648            871
                                                    --------       --------
      Net cash used in investing activities. .       (8,594)       (13,670)

Cash flows from financing activities:
 Proceeds from new  debt . . . . . . . . . . .            0        100,000
 Retirement of debt. . . . . . . . . . . . . .          (30)       (69,074)
 Net revolving credit borrowing. . . . . . . .        5,000        (21,000)
 Principal payments of capital
   lease obligations . . . . . . . . . . . . .       (1,347)        (1,262)
 Purchase of treasury stock. . . . . . . . . .            0           (841)
 Deferred financing costs. . . . . . . . . . .         (175)        (4,204)
                                                    --------       --------
   Net cash provided by financing
        activities . . . . . . . . . . . . . .        3,448          3,619

 Increase (decrease) in cash and
    cash equivalents . . . . . . . . . . . . .       (1,642)         3,016
 Cash and cash equivalents at
    beginning of period. . . . . . . . . . . .        8,056         11,554
                                                    --------       --------
 Cash and cash equivalents at end of period. .     $  6,414       $ 14,570
                                                    ========       ========
 Supplemental disclosures of cash flow information:
   Cash paid for interest. . . . . . . . . . .     $  6,713       $  8,510
   Cash paid for income taxes. . . . . . . . .     $ (1,360)      $  2,097

 Noncash investing and financing activities
   Capital lease obligations retired . . . . .     $      0       $  1,190
   Treasury stock issued for performance
       share plan participants . . . . . . . .     $      0       $    906
   Capital lease additions . . . . . . . . . .     $  2,076       $      0

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

     In the opinion of management, the accompanying unaudited financial statements reflect all adjustments necessary for a fair statement of the results of operations and financial position for the interim periods presented. Operating results for the 26 weeks ended July 30, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending January 28, 1995.

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

     BANK REVOLVING CREDIT LOAN

     There was $8.0 million in borrowings outstanding against the Revolving Credit Agreement as of July 29, 1994, which has been reclassified as a current liability. The Company was in default of certain financial ratio requirements on the Revolving Credit Agreement as of the end of the second quarter and has obtained a waiver of such defaults through October 29, 1994. The company intends to repay amounts outstanding under the Revolving Credit Agreement in the third quarter of 1994 with funds to be generated from an expected sale/leaseback transaction.

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     Sales for the Company's second fiscal quarter ended July 30, 1994 were $252.2 million, a decrease of $13.1 million or 5.0% from the second
     quarter of 1993.  Same store sales for the quarter declined 3.8%.   For
     the two quarters ended July 30, 1994 sales were $502.3 million, a decrease of $30.4 million or 5.7% from the first two quarters of 1993. Same store sales for the two quarters decreased 3.8% compared to 1993. Management believes the sales decline was primarily due to a number of new competitive store openings in the Company's markets and that the Company is operating six fewer stores as of the end of the second quarter of 1994 compared to 1993.

     Gross margin was 24.70% of sales for the quarter ended July 30, 1994 compared to 25.32% in the comparable quarter of 1993. The decrease in gross margin is primarily due to increased promotional expenditures in an attempt to increase market share. For the two quarters ended July 30, 1994 gross margin was 24.85% compared to 25.18% for the same time period in 1993.

     Selling, general and administrative expenses were 22.35% of sales for the quarter ended July 30, 1994 compared to 21.49% in the comparable quarter of 1993. For the two quarters ended July 30, 1994, selling, general and administrative expenses were 21.89% versus 20.80% for the same period in 1993. The increase in expense rate was primarily due to inability to reduce expenses proportionately to sales declines in the two quarters.

     Depreciation and amortization expenses increased slightly to $5.8 million or 2.32% of sales compared to $5.8 million or 2.17% of sales in the same quarter in 1993. For the two quarters ended July 30, 1994, depreciation and amortization expenses increased to $11.7 million or 2.32% of sales compared to $11.3 million or 2.13% of sales for the same period in 1993. The higher depreciation expenses are primarily related to four new stores that were opened since the second quarter of 1993.

     Net interest expense increased slightly to $3.6 million or 1.42% of sales compared to $3.5 million or 1.33% of sales in the comparable quarter of 1993. The increase in interest expense was due to short term borrowings under the Revolving Credit Agreement. Net interest expense for the two quarters ended July 30, 1994 was $7.1 million or 1.41% of sales compared to $7.2 million or 1.36% of sales in the comparable 1993 time period. There were $8.0 million of borrowings outstanding against the Revolving Credit Agreement as of July 30, 1994.

     Operations for the second quarter ended July 30, 1994 resulted in a loss of $6.3 million or $0.58 per share compared to net earnings of $559,000 or $0.05 per share for the comparable 1993 period. The 1994 loss includes a $6.9 million pretax, or $4.3 million after tax, charge for a voluntary severance program for 600 clerks in the Chicago area. Management expects that such severance costs should be offset in less than twelve months as a result of lower wage and benefit costs of replacement employees. Results of operations for the two quarters ended July 30, 1994 resulted in a net loss of $6.7 million or $0.61 cents per share compared to a net loss of $1.0 million or $0.09 per share in the comparable 1993 period which included an extraordinary charge net of tax of $4.0 million or $0.36 per share. The extraordinary charge in 1993 was related to the early retirement of debt. Excluding the voluntary separation expense and the extraordinary charge in the respective years, results of operations for the first two quarters would have been a loss of $0.22 cents per share in 1994 compared to earnings of $0.27 per share in 1993.

     The Company expects to continue the more aggressive marketing programs that were initiated during the second quarter to attempt to stop the erosion of same store sales. These efforts will cause continued pressure on gross margin rates, expense rates, and operating profit for the forseeable future.

     LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities totaled $3.5 million for the two quarters ended July 30, 1994 compared to cash provided of $13.1 million in the comparable two quarters of 1993. The voluntary severance program accounts for $4.3 million of the decline of cash provided year to year. Reductions in inventory and accounts receivable provided $4.3 million and $1.7 million, respectively, in cash for the 1994 period.

     Capital expenditures for the two quarters ended July 30, 1994 totaled $8.4 million compared to $14.5 million in the first two quarters of 1993. Capital expenditures in both years are primarily for new stores. Two new stores and one Country Market remodel have been completed in the first six months of 1994. Construction is currently in progress on two
     new stores, both of which are replacements of existing stores.   The
     Company expects to complete a sale/leaseback transaction in the third quarter for approximately $40 million. The funds made available by the sale/leaseback are intended to be used to repay short term borrowings under the Revolving Credit Agreement and fund future capital expenditures. The Company expects to spend approximately $20 million for capital expenditures in fiscal 1994.

     Working capital at July 30, 1994 was at $32.6 million and the current ratio was 1.30 to 1, compared to $37.4 million and 1.44 to 1 at July 31, 1993 and $25.7 million or 1.25 to 1 at January 29, 1994. There was
     $8.0 million in borrowings outstanding against the Revolving Credit Agreement as of July 30, 1994, which has been reclassified as a current liability. The Company was in default of certain financial ratio requirements on the Revolving Credit Agreement as of the end of the second quarter and has since obtained waiver of such defaults through October 29, 1994.

     PART II - OTHER INFORMATION
     None

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


EAGLE FOOD CENTERS, INC.



Dated:  September 9, 1994 /s/   Pasquale V. Petitti
                          Pasquale V. Petitti
                          President and Chief Executive Officer



Dated:  September 9, 1994 /s/   Herbert T. Dotterer
                          Herbert T. Dotterer
                          Sr. Vice President - Finance and
                          Chief Financial Officer