Form 10-Q
period 1994-10-29
EAGLE FOOD CENTERS INC
filed 1994-12-13
CIK 30908

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q



       X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended             October 29, 1994

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

The number of shares of the Registrant's Common Stock, par value one cent ($0.01) per share, outstanding at November 30, 1994 was 11,051,994.




Page 1 of 8 pages

                                  PART I - FINANCIAL INFORMATION

Item 1:   Financial Statements

                                           EAGLE FOOD CENTERS, INC.
                                      CONSOLIDATED STATEMENTS OF INCOME
                                (Dollars in thousands, except per share data)
                                                 (unaudited)
                                   Quarter Ended         Three Quarters Ended
                               Oct 29,      Oct 30,      Oct 29,      Oct 30,
                                1994         1993         1994         1993

Sales. . . . . . . . . . . $   252,183  $   260,085  $   754,502  $   792,851

Cost of Goods Sold . . . .     194,807      193,213      572,299      591,829
                               --------     --------     --------     --------
   Gross Margin. . . . . .      57,376       66,872      182,203      201,022

Operating Expenses:

   Selling, General &
       Administrative  . .      55,307       55,480      165,269      166,272

   Voluntary Severance
       Program . . . . . .           0            0        6,917            0

   Depreciation and
       Amortization. . . .       5,866        5,737       17,537       17,076
                               --------     --------     --------     --------
Operating Income (Loss). .      (3,797)       5,655       (7,520)      17,674

Interest Expense . . . . .       3,692        3,457       10,758       10,679
                               --------     --------     --------     --------
Earnings (Loss) Before Income
   Taxes(Benefit) and
   Extraordinary Charge. .      (7,489)       2,198      (18,278)       6,995

Income Taxes (Benefit) . .         (66)         835       (4,166)       2,658
                               --------     --------     --------     --------
Earnings (Loss) Before
   Extraordinary Charge. .      (7,423)       1,363      (14,112)       4,337

Extraordinary Charge . . .           0            0            0        3,969
                               --------     --------     --------     --------
Net Earnings (Loss). . . . $    (7,423) $     1,363  $   (14,112) $       368
                               ========     ========     ========     ========

Earnings (Loss) per Share:
   Before Extraordinary
   Charge. . . . . . . . . $     (0.67) $      0.12  $     (1.28) $      0.39
   Extraordinary Charge. .           0            0            0        (0.36)
                                -------      -------      -------      -------
   Net Earnings (Loss) . . $     (0.67) $      0.12  $     (1.28) $      0.03
                                =======      =======      =======      =======

Weighted Average Common
 Shares Outstanding. . . .  11,051,994   11,043,794   11,051,994   11,112,171

See notes to financial statements.

                         EAGLE FOOD CENTERS, INC.
                        CONSOLIDATED BALANCE SHEET
                          (Dollars in thousands)
                                  ASSETS
                                          October 29, 1994   January 29, 1994
                                             (unaudited)          (audited)
Current assets:
 Cash and cash equivalents . . . . . . . .  $     5,606        $     8,056
 Marketable securities, at market. . . . .        4,623                  0
 Accounts receivable . . . . . . . . . . .       12,079             18,195
 Inventories . . . . . . . . . . . . . . .      101,462            101,010
 Property held for resale. . . . . . . . .       16,826                  0
 Prepaid expenses and other. . . . . . . .        8,362              2,992
                                               ---------          ---------
      Total current assets . . . . . . . .      148,958            130,253

Property and equipment (net) . . . . . . .      170,238            194,777

Other assets:
 Deferred debt issuance costs. . . . . . .        3,118              3,409
 Excess of cost over fair value of
    net assets acquired. . . . . . . . . .        2,670              2,731
 Property held for resale. . . . . . . . .        5,961                  0
 Other . . . . . . . . . . . . . . . . . .        2,380              3,995
                                               ---------          ---------
      Total other assets . . . . . . . . .       14,129             10,135
                                               ---------          ---------
Total assets . . . . . . . . . . . . . . .  $   333,325        $   335,165
                                               =========          =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable. . . . . . . . . . . . .   $   66,446         $   60,831
 Payroll and employee benefits . . . . . .       14,316             13,850
 Accrued liabilities . . . . . . . . . . .       15,627             19,272
 Accrued taxes . . . . . . . . . . . . . .        7,685              7,762
 Bank Revolving Credit Loan. . . . . . . .       19,000                  0
 Current portion of long-term debt . . . .        3,599              2,799
                                               ---------          ---------
      Total current liabilities. . . . . .      126,673            104,514

Long-term debt:
 Senior Notes. . . . . . . . . . . . . . .      100,000            100,000
 Bank Revolving Credit Loan. . . . . . . .            0              3,000
 Capital lease obligations . . . . . . . .       19,337             20,152
 Other . . . . . . . . . . . . . . . . . .            0                175
                                               ---------          ---------
      Total long-term debt . . . . . . . .      119,337            123,327

Other liabilities:
 Reserve for closed stores and warehouse .       25,877             33,669
 Other deferred liabilities. . . . . . . .       13,926             11,909
                                               ---------          ---------
      Total other liabilities. . . . . . .       39,803             45,578

Shareholders' equity:
 Preferred stock, $0.01 par value, 100,000
    shares authorized. . . . . . . . . . .            0                  0
 Common stock, $0.01 par value, 18,000,000
    shares authorized, 11,500,000 shares issued     115                115
 Capital in excess of par value. . . . . .       53,541             53,541
 Common stock in treasury, at cost, 448,006
    and 448,006 shares . . . . . . . . . .       (2,850)            (2,850)
 Net unrealized loss on
     marketable securities . . . . . . . .         (122)                 0
 Retained earnings (deficit) . . . . . . .       (3,172)            10,940
                                               ---------          ---------
      Total shareholders' equity . . . . .       47,512             61,746
                                               ---------          ---------
Total liabilities and shareholders' equity   $  333,325         $  335,165
                                               =========          =========

 See notes to financial statements.

                         EAGLE FOOD CENTERS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (unaudited)

                                                  Three Quarters Ended
                                                Oct 29, 1994   Oct 30, 1993
Cash flows from operating activities:
 Net earnings (loss) . . . . . . . . . . . . .    $ (14,112)     $     368
Adjustments to reconcile net earnings (loss) to
cash provided from operating activities:
 Depreciation and amortization . . . . . . . .       17,537         17,076
 Extraordinary loss on retirement of debt. . .            0          3,969
 LIFO charge . . . . . . . . . . . . . . . . .          350            500
 Deferred charges and credits. . . . . . . . .        3,688          2,176
 (Gain) loss on disposal of assets . . . . . .          652         (1,153)
Changes in assets and liabilities:
 Receivables and other assets. . . . . . . . .          618          2,684
 Inventories . . . . . . . . . . . . . . . . .         (802)         2,126
 Accounts payable. . . . . . . . . . . . . . .        5,615           (190)
 Accrued and other liabilities . . . . . . . .       (1,373)        (9,804)
 Reserve for closed stores and warehouse . . .       (7,257)        (5,001)
                                                    --------       --------
   Net cash provided by operating activities .        4,916         12,751

Cash flows from investing activities:
 Additions to property and equipment . . . . .       (7,931)       (22,051)
 Property held for sale/leaseback. . . . . . .       (9,021)             0
 Increase in marketable securities . . . . . .       (4,745)             0
Cash proceeds from dispositions of
   property and equipment. . . . . . . . . . .          772          1,087
                                                    --------       --------
      Net cash used in investing activities. .      (20,925)       (20,964)

Cash flows from financing activities:
 Proceeds from new  debt . . . . . . . . . . .            0        100,000
 Retirement of debt. . . . . . . . . . . . . .         (237)       (71,730)
 Net revolving credit borrowing (repayment). .       16,000        (21,000)
 Principal payments of capital
           lease obligations . . . . . . . . .       (2,029)        (1,901)
 Purchase of treasury stock. . . . . . . . . .            0           (841)
 Deferred financing costs. . . . . . . . . . .         (175)        (4,191)
                                                    --------       --------
   Net cash provided by financing
        activities . . . . . . . . . . . . . .       13,559            377

 Increase (decrease) in cash and
    cash equivalents . . . . . . . . . . . . .       (2,450)        (7,876)
 Cash and cash equivalents at
    beginning of period. . . . . . . . . . . .        8,056         11,554
                                                    --------       --------
 Cash and cash equivalents at end of period. .    $   5,606      $   3,678
                                                    ========       ========
 Supplemental disclosures of cash flow information:
   Cash paid for interest. . . . . . . . . . .    $  12,662      $  14,192
   Cash paid for income taxes. . . . . . . . .    $  (1,482)     $   2,114

 Noncash investing and financing activities
   Capital lease obligations retired . . . . .    $       0      $   1,190
   Treasury stock issued for performance
       share plan participants . . . . . . . .    $       0      $     906
   Capital lease additions . . . . . . . . . .    $   2,076      $       0

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

ACCOUNTING POLICIES
The accompanying unaudited financial statements have been prepared in accordance with the summary of significant accounting policies set forth in the notes to the audited financial statements contained in the Company's Form 10-K filed with the Securities and Exchange Commission on April 29, 1994.

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results of operations and financial position for the interim periods presented. Operating results for the 39 weeks ended October 29, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending January 28, 1995.

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

The adoption of SFAS 112 did not have a material impact on the financial statements.

INCOME TAX
For the nine months ended October 29, 1994, the income tax benefit has been provided on the year to date loss at an effective rate of approximately 22.8%, representing the anticipated cash refund to be received from the carryback of the loss.

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

BANK REVOLVING CREDIT LOAN
There was $19.0 million in borrowings outstanding against the Revolving Credit Agreement as of October 29, 1994, which has been classified as a current liability. The Company was in default of certain financial ratio requirements on the Revolving Credit Agreement as of the end of the third quarter and has obtained a waiver of such defaults through January 28, 1995. The Company intends to repay amounts outstanding under the Revolving
Credit Agreement in the next six months with funds expected to be generated from a proposed sale/leaseback transaction. The Company and its lenders intend to amend covenant levels for fiscal 1995 and beyond, once the sale/leaseback financing is completed.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the Company's third fiscal quarter ended October 29, 1994 were $252.2 million, a decrease of $7.9 million or 3.0% from the third quarter of
1993.  Same store sales for the quarter declined 2.2%.   For the three
quarters ended October 29, 1994 sales were $754.5 million, a decrease of $38.3 million or 4.8% from the first three quarters of 1993. Same store sales for the three quarters decreased 3.3% compared to 1993. Management believes the sales decline was primarily due to thirteen new competitive store openings, including five supercenters, in the Company's markets and that the Company is operating six fewer stores as of the end of the third quarter of 1994 compared to 1993.

Gross margin was 22.75% of sales for the quarter ended October 29, 1994 compared to 25.71% in the comparable quarter of 1993. The significant decrease in gross margin is primarily due to increased product markdowns in an attempt to stop sales erosion. For the three quarters ended October 29, 1994 gross margin was 24.15% compared to 25.35% for the same time period in 1993.

Selling, general and administrative expenses were 21.93% of sales for the quarter ended October 29, 1994 compared to 21.33% in the comparable quarter of 1993. For the three quarters ended October 29, 1994, selling, general and administrative expenses were 21.90% versus 20.97% for the same period in 1993. The increase in expense rate was primarily due to inability to reduce expenses proportionately to sales declines in the three quarters. The Company used most of the savings associated with the voluntary severance program which occurred earlier in the year for additional customer service hours and increased advertising.

Depreciation and amortization expenses increased slightly to $5.9 million or 2.33% of sales compared to $5.7 million or 2.21% of sales in the same quarter in 1993. For the three quarters ended October 29, 1994, depreciation and amortization expenses increased to $17.5 million or 2.32% of sales compared to $17.1 million or 2.15% of sales for the same period in 1993.
The higher depreciation expenses are primarily related to five new stores that were opened since the third quarter of 1993.

Net interest expense increased to $3.7 million or 1.46% of sales compared to $3.5 million or 1.33% of sales in the comparable quarter of 1993. The increase in interest expense was due to short term borrowings under the Revolving Credit Agreement. Net interest expense for the three quarters ended October 29, 1994 was $10.8 million or 1.43% of sales compared to $10.7 million or 1.35% of sales in the comparable 1993 time period. There were $19.0 million of borrowings outstanding against the Revolving Credit Agreement as of October 29, 1994.

Operations for the third quarter ended October 29, 1994 resulted in a loss of $7.4 million or $0.67 per share compared to net earnings of $1.4 million or $0.12 per share for the comparable 1993 period. Results of operations for the three quarters ended October 29, 1994 resulted in a net loss of $14.1 million or $1.28 cents per share compared to net earnings of $368,000 or $0.03 per share in the comparable 1993 period which included an extraordinary charge net of tax of $4.0 million or $0.36 per share. The extraordinary charge in 1993 was related to the early retirement of debt. The 1994 year to date loss includes a $6.9 million pretax charge for a voluntary severance program for 600 clerks in the Chicago area. For the nine months ended October 29, 1994, the income tax benefit has been provided on the year to date loss at an effective rate of approximately 22.8%, representing the anticipated cash refund to be received from the carryback of the loss.

The Company has closed five stores this fiscal year. The Company had previously established a store closing reserve to cover costs related to these closings. Five additional closings have been announced for late November and early December in Rockford, Champaign and Peoria, Illinois. It is management's opinion that the previously reserved amount will be adequate to cover these costs plus other anticipated closings. Eight of these ten stores had a combined loss of approximately $1.4 million in 1993, the other two stores were profitable and replaced by new stores.

The Company expects to continue the more aggressive marketing programs and use of additional customer service hours that were initiated during the second quarter to attempt to stop the erosion of same store sales. Approximately 300 additional basis points of gross margin were invested in product markdowns in the third quarter. Although management does not anticipate as large of a reduction of margin in the fourth quarter as in the third, these efforts will cause continued pressure on gross margin rates, expense rates, and operating profit for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURES
Cash provided by operating activities totaled $4.9 million for the three quarters ended October 29, 1994 compared to cash provided of $12.8 million in the comparable three quarters of 1993. Cash decreased primarily due to the loss from operations including the voluntary severance program which accounts for $5.3 million of the decline of cash provided year to year. Increases in accounts payable provided $5.6 million in cash for the 1994 period.

Capital expenditures for the three quarters ended October 29, 1994 totaled
$7.9 million, and $9.0 million in additions to property held for resale compared to a combined total of $22.1 million in the first three quarters of 1993.
Such items in both years are primarily for new stores. Three new stores and one Country Market remodel have been completed in the first nine months of 1994. Construction is currently in progress on one new store, which is a replacement of an existing store. The Company expects to complete sale/leaseback transactions over the next six months. The funds made available by the sale/leaseback are intended to be used to repay short term borrowings under the Revolving Credit Agreement and fund future capital expenditures. The Company expects to spend approximately $12 million for capital expenditures in fiscal 1994.

Working capital at October 29, 1994 was at $22.3 million and the current ratio was 1.18 to 1, compared to $33.0 million and 1.37 to 1 at October 30, 1993 and $25.7 million or 1.25 to 1 at January 29, 1994. Ther was $19.0 million in borrowings outstanding against the Revolving Credit Agreement as of October 29, 1994, which has been classified as a current liability. The Company was in default of certain financial ratio requirements on the Revolving Credit Agreement as of the end of the third quarter and has since obtained waiver of such defaults through January 28, 1995. The Company and its lenders intend to amend covenant levels for fiscal 1995 and beyond, once the sale/leaseback financing is completed.

PART II - OTHER INFORMATION

  None

                              SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                          EAGLE FOOD CENTERS, INC.

Dated:  December 9, 1994       /s/ Pasquale V. Petitti
                               -----------------------
                               Pasquale V. Petitti
                               President and Chief Executive Officer

Dated:  December 9, 1994       /s/ Hebert T. Dotterer
                               -----------------------
                               Herbert T. Dotterer
                               Sr. Vice President - Finance and
                               Chief Financial Officer