Form 10-K405
period 1995-01-28
EAGLE FOOD CENTERS INC
filed 1995-05-01
CIK 30908

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K


[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 28, 1995 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________ .

                          Commission File No. 0-17871

                            EAGLE FOOD CENTERS, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Delaware                                           36-3548019
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                           Identification No.)

               ROUTE. 67 & KNOXVILLE ROAD, MILAN, ILLINOIS 61264
                    (Address of principal executive offices)

Registrant's telephone number including area code  (309) 787-7730

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form K. _X_

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $10,496,390 as of April 12, 1995.

The number of shares of the Registrant's Common Stock, par value one cent $(0.01) per share, outstanding on April 1, 1995 was 11,051,994.

Documents incorporated by reference include:
         1) Portions of the definitive Proxy Statement expected to be filed with the Commission on or before May 12, 1995 with respect to the annual meeting of shareholders are incorporated by reference into Part III.


                                 1 of 60 Pages
                        Exhibit Index appears on page 44





                       FISCAL YEAR ENDED JANUARY 28, 1995
                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


                                     PART I




Item 1       Business.................................................................................    3

Item 2       Properties...............................................................................   10

Item 3       Legal Proceedings........................................................................   11

Item 4       Submission of Matters to a Vote of Security Holders......................................   12

             Executive Officers of the Registrant.....................................................   12


                                                            PART II


Item 5       Market for the Registrant's Common Equity and Related Shareholder
                      Matters.........................................................................   14

Item 6       Selected Financial Data..................................................................   15

Item 7       Management's Discussion and Analysis of Financial Condition and
                     Results of Operations............................................................   16

Item 8       Financial Statements and Supplementary Data..............................................   22

Item 9       Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure............................................................   39


                                                           PART III


Item 10      Directors and Executive Officers of the Registrant.......................................   41

Item 11      Executive Compensation...................................................................   41

Item 12      Security Ownership of Certain Beneficial Owners and Management...........................   41

Item 13      Certain Relationships and Related Transactions...........................................   41


                                                            PART IV


Item 14      Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................   42


                                     PART I

ITEM 1:  BUSINESS

GENERAL

         Eagle Food Centers, Inc. (the "Company" or "Eagle"), is a Delaware Corporation. It is a leading regional supermarket chain which owns and operates 96 supermarkets in the Quad Cities area of Illinois and Iowa, north, central and eastern Illinois, eastern Iowa, and the Chicago/Fox Valley and northwestern Indiana area under the trade names "Eagle Food Centers", "Eagle Country Markets", "Eagle Country Warehouse", and "BOGO's." Eagle supermarkets offer a full line of groceries, meats, fresh produce, dairy products, delicatessen and bakery products, health and beauty aids and other general merchandise, as well as video rental and floral service.

         The Company's fiscal year ends on the Saturday closest to January 31st. Fiscal 1994, fiscal 1993 and fiscal 1992 were 52-week years ended January 28, 1995, January 29, 1994, and January 30, 1993, respectively.

         In fiscal 1994 the Company formed a captive insurance company, Talon Insurance Company, in the state of Vermont to insure its workers compensation and general liability claims. Talon is a wholly-owned subsidiary of Eagle Food Centers, Inc. Prior to the formation of Talon, Eagle used paid loss and retro programs through external insurance companies.

STORE DEVELOPMENT AND EXPANSION

         Eagle currently operates stores in the four general formats discussed below.

         EAGLE COUNTRY MARKETS use a unique format introduced by management in 1991. Since that time, eight new Eagle Country Market stores have been opened and 59 Eagle Food Centers have been remodeled, for a total of 67 stores in the Eagle Country Market format. Management initiated this repositioning program to distinguish its retail presentation from that of its competitors. The first Eagle Country Market store was selected by Chain Store Age Executive as its "1991 Retail Store of the Year." The Eagle Country Market format includes flooring designed to resemble wooden slats, old-fashioned street lamps, country artifacts and wood display tables. Displays and department presentations give the impression of having entered a turn-of-the-century main street in a midwestern country town. A small sign beneath the Eagle Country Market banner says "since 1893," a reference to how long Eagle, through its predecessors, has been in business and a further reinforcement of the store's "country image." Extra space has been devoted to expanded perishable departments, tying together produce, full-service delicatessen, service bakery, service seafood and meat departments, and, in certain stores, floral and video rental departments and an Eagle Country Cafe offering high quality products that are ready to eat, heat or cook. All newly-built Eagle Country Markets are designed to encourage shoppers to walk through the higher margin "Power Aisle," which includes extensive perishable offerings in the Eagle Country Harvest, Eagle Country Oven and Eagle Country Smokehouse departments, and ready-to-eat prepared foods in the Eagle Country Cafe. Eagle Country Markets tend to be larger stores ranging from 38,000 square feet to 56,000 square feet for new stores. The pricing strategy in the Eagle Country Markets is the same as in Eagle Food Centers--namely, to offer overall lower prices than comparable supermarket competition.

         EAGLE COUNTRY WAREHOUSE, an extension of the Eagle Country Market concept, was introduced in 1992 to capitalize on an expanding high volume, lower price market niche. The Company currently has seven such warehouse-type stores in operation. These 53,000 square foot or larger stores contain the full complement of perishable and specialty departments and are currently located in metropolitan areas where the Company believes it can capitalize on popular demand for the warehouse shopping experience while providing a greater variety of perishables and more customer services than the traditional warehouse club. The pricing strategy at the Eagle Country Warehouses is to price products at a discount to conventional supermarkets but at a premium to traditional warehouse clubs.

         EAGLE FOOD CENTERS use a traditional supermarket format ranging in size from 16,500 square feet to 42,000 square feet. The Company currently has 21 stores operating under this format. These stores offer a full range of groceries, meats, fresh produce, dairy products, delicatessen and bakery products, health and beauty aids and other general merchandise and many stores offer video rental and floral departments as well. Eagle Food Centers offer overall low prices while providing high quality products and a service-oriented shopping experience.

         BOGO'S FOOD AND DEALS uses an experimental, limited assortment format covering approximately 2,000 stock-keeping units of groceries, produce, meat, health and beauty aids, and general merchandise. The purpose of this store is to take advantage of consumer demand for deep discount stores in less densely populated markets. The Company currently operates one BOGO's store opened in a previous Eagle Food Center location. BOGO's operates on three pricing themes:
BOGO (buy one-get one free), buy one-get the second at half price, and BOGO everyday low price.

         Management intends to build its future store development strategy around the Eagle Country Market/Eagle Country Warehouse formats. As part of its store development program, management continuously reviews the performance of all its stores and expects to implement a variety of strategies, including converting or modifying certain store formats as well as selling, subleasing or closing underperforming stores, to decrease losses.

         The Company has undertaken a more aggressive store development program to identify markets for new stores and obtain the best potential new store locations available in any target market. In this effort, it has contracted with Oakridge Properties, Ltd. to manage and direct its real estate activities, including the identification and acquisition of new store sites and disposal of closed or underproductive facilities. Management intends to focus the Company's new store development within existing markets or new markets within 200 miles of its central distribution facility in Milan, Illinois where the utilization of existing distribution, marketing and support systems is advantageous to its cost structure. Within these markets, the Company expects to select sites for its stores based upon factors such as existing competition, demographic composition and available locations. Traditionally, the Company has preferred to lease stores from local developers and it has continued this strategy wherever appropriate and cost-effective. Developers have encountered difficulty in obtaining financing in the recent past, and it has been necessary for the Company to purchase land and build stores itself, which the Company will attempt to finance by sale/leasebacks or mortgage financing. The Company's engineering department establishes specifications and prepares plans for all Company construction projects as well as supervises all work performed on those projects.

STORE OPERATIONS

         The Company's geographic market is divided into four areas, each having an Area Vice President of Operations who is responsible for approximately twenty-four stores. Areas and stores operate with a certain degree of autonomy to take advantage of local market and consumer needs. Areas and stores are responsible for store operations, employee recruitment and development, community affairs and other functions relating to local operations.

         Store managers are given relatively broad discretion in tailoring merchandise and services to the needs of customers in the particular community. Employee involvement and participation has been encouraged through town hall meetings with senior management, district advisory boards and store management team incentive bonus programs for sales and earnings improvement.

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

         In order to perform time and attendance reporting, labor scheduling, store order entry, and shelf label printing applications, the Company has installed IBM AS-400 computers in each store. The AS-400 systems were upgraded in 1994 to provide increased capacity to add additional applications such as direct store delivery receiving and scale management. The Company utilizes IBM 4680 generation equipment for its point-of-sale systems. The systems provide the ability to offer electronic couponing and a platform for the Eagle Savers' Card, a customer-specific identification card designed to facilitate targeted marketing and frequent shopper programs. In April 1994, the Company installed an AT&T Unix processor together with data base marketing software to store and analyze customer-specific shopping data. This system greatly enhances the value of the Eagle Savers' Card.

         The Company has implemented several programs providing various banking and funds transfer services in certain of its stores. All of its Quad Cities and Iowa stores have electronic funds transfer machines ("EFT") at the checkout counters. This program allows customers to use bank debit cards (automated teller machine cards) to pay for their purchases. Implementation of EFT at the Company's stores has reduced costs by eliminating the delay between receipt of cash or checks at store locations and the depositing of useable funds in the Company's bank accounts. Eighteen of the Company's stores have installed Automated Teller Machines ("ATMs"), providing customers with access to the full range of banking services associated with ATMs. Also, the Company leases space to branch banks in eleven of its stores. Management anticipates expanding these programs into additional stores. During fiscal 1993, the Company installed the equipment to accept credit cards in all stores.

         The Company introduced the Eagle Savers' Card program in late January, 1994. The Eagle Savers' Card program is a frequent shopper program that offers customers discounts on specific products and participation in programs offering free products based upon the level of spending during a specified period. Customer-specific spending data is stored in a central data base that is used to target market to customers to reward loyalty and increase spending. Currently over 70% of customer sales volume is captured by this system.

MERCHANDISING STRATEGY

         Eagle's strategy is to strengthen its perception as a price leader compared to other supermarket competitors and to strengthen its image as a high quality, service-oriented supermarket chain and a provider of high quality perishables. The Company strives to offer its customers one-stop shopping convenience and price value for all of their food shopping needs.

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

           SELECTION

                  A typical Eagle store carries over 23,000 items, including food and general merchandise. The Company carries nationally advertised brands, an extensive selection of top quality private label products and a variety of generic products. All stores carry a full line of dairy, frozen food, health and beauty aids and selected general merchandise. In addition, most stores have service delicatessens and bakeries and some stores provide additional specialty departments such as ethnic food items, floral service, seafood service, salad bars and in-store banking facilities. The Company has developed a range of premium quality Eagle Country Market products such as cookies, ice cream, chocolate milk, carrot cake, bacon and ham.

           PROMOTION

                  The Company's promotion and merchandising strategy focuses on its image as a high-quality, service-oriented supermarket chain while reinforcing its reputation for price leadership and high quality perishables. Eagle has utilized the new Eagle Savers Card for several continuity promotions and for electronic coupon discounts. Through its store personnel, the Company takes an active interest in the communities in which it operates. The Company also contributes funds, products and services to local charities and civic groups.

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

ADVERTISING STRATEGY

         The Company utilizes a broad range of print and broadcast advertising in the markets it serves. In addition, the Company seeks co-op advertising reimbursements from major vendors. The additional co-op advertising has allowed the Company to broaden its exposure in various media.

         The Company eliminated its in-house advertising department in December of 1993. These services are now being purchased from third party providers. This allowed the Company to take advantage of technological advances in layout, desktop publishing and production more quickly than if the Company had attempted to develop such technology internally.

PURCHASING AND DISTRIBUTION

         The Company's stores are located an average of approximately 120 miles from the Company's central distribution facility in Milan, Illinois. This complex includes the Company's executive offices, warehouse, areas used for receiving, shipping and trailer storage and a truck repair facility. The complex is located adjacent to the interstate highway system and is also served by a rail spur which runs into an enclosed rail dock.

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

         The Company's purchasing and distribution operations permit rapid turnover at its central distribution facility, allowing its stores to offer consistently fresh, high-quality dairy products, meats, produce, bakery items and frozen foods. Also, centralized purchasing and distribution reduces the Company's cost of merchandise and related transportation costs by allowing the Company to take advantage of volume buying opportunities and manufacturers' promotional discounts and allowances and by minimizing vendor distribution costs. The Company engages in forward buying programs to take advantage of temporary price discounts. Due to its proximity to Chicago and other major markets, the Company is able to reduce cost of goods sold by "backhauling" merchandise to its Milan central distribution facility.

COMPETITION

         The food retailing business is highly competitive. The Company is in direct competition with national, regional and local chains as well as independent supermarkets, warehouse stores, membership warehouse clubs, hypermarkets, limited assortment stores, discount drug stores and convenience stores. A new format appeared in the Company's trade area in 1994 as five Super KMart supercenters opened. Additional supercenter openings by KMart, Wal-Mart, and Meijer are expected in the next several years. The Company also competes with local food stores, specialty food stores (including bakeries, fish markets and butcher shops), restaurants and fast food chains. The principal competitive factors include store location, price, service, convenience, product quality and variety. The number and type of competitors vary by location, and the Company's competitive position varies according to the individual markets in which the Company does business. The Company's principal competitors operate under the trade names of Jewel, Hy-Vee, Dominicks, Kroger, Cub and Sam's. Management believes that the Company's principal competitive advantages are its value perception, the attractive Eagle Country Market store format, concentration in certain markets and expansion of service and product offerings. The Company is at a competitive disadvantage to some of its competitors due to having unionized clerks.

TRADEMARKS, TRADE NAMES AND LICENSES

         The Company uses various trademarks and service marks in its business, the most important of which are the "Eagle Country Market(TM)", "5-Star Meats(R)", "Lady Lee(R)", "Eagle Savers Card(TM)", and "Harvest Day(R)" trademarks and the "Eagle(R)" and "Eagle Country Market(R)" service marks. Each such trademark is federally registered or has an application for registration pending. Pursuant to a trademark license agreement (the "Trademark License Agreement") entered into with the Company's former parent, Lucky Stores, Inc., the Company has been granted the royalty-free use of the "5-Star Meats(R)", "Lady Lee(R)" and "Harvest Day(R)" trademarks until November 30, 2007. The Trademark License Agreement permits the Company to use the licensed trademarks only in the states of Illinois, Indiana, Iowa, Michigan, Ohio, Wisconsin, Kentucky and Minnesota. Lucky Stores, Inc. has agreed not to grant to any other person the right to use such trademarks in the states of Illinois, Indiana and Iowa during the period of the license to the Company.

EMPLOYEES AND LABOR RELATIONS

         At the end of fiscal 1994, the Company had 8,341 employees, 527 of whom were management and administrative employees and 7,814 of whom were hourly employees. Of the Company's hourly employees, 7,783 are represented by 19 separate locals which are associated with four international unions. Store employees are represented by several locals of the United Food and Commercial Workers; warehouse employees, warehouse and bakery drivers and office and clerical workers are represented by Teamsters Local 371; bakery plant workers are represented by Bakery and Confectionery Workers Union Local 36; and bakery plant operating engineers are represented by Operating Engineers Local 150.

         The Company's four largest labor contracts were ratified in 1994 and have three year terms. One collective bargaining contract is currently in negotiations and an additional seven contracts will expire in 1995 covering employees in twelve of the Company's stores and the executive office clerical personnel.

         The Company values its employees and believes that its relationship with them is good. Several employee relations programs have been introduced, including measures that allow employees to participate in store level decisions, safety incentive programs, store and area level advisory boards and store management team incentive bonus programs. In addition, the Company continued its employee stock purchase program and its scholarship program established for employees' children.


ITEM 2:  PROPERTIES

 STORES

         The Company currently operates 96 stores, ranging in size from 16,500 to 67,500 square feet, with an average size of 36,770 square feet. Nineteen of the Company's stores are owned in fee by the Company. The Company is the lessee or sublessee for the remaining 77 stores. The Company is currently attempting to sell up to fourteen of the owned stores in a sale/leaseback transaction.

Selected statistics on Eagle retail food stores are presented below:


                                                                                       FISCAL YEAR ENDED
                                                                  JANUARY 28,       JANUARY 29,        JANUARY 30,
                                                                      1995              1994              1993
Average total sq. ft. per store...............................       36,770            35,520            34,023
Average total sq. ft. selling space
  per store...................................................       27,117            26,245            25,187

Stores beginning of year......................................          102               108               109
Opened during year............................................            4                 3                 5
Major remodels(1).............................................            2                13                18
Closed during year............................................           10                 9                 6
Stores end of year............................................           96               102               108

Size of stores at end of year:
Less than 25,000 sq. ft.......................................            5                 5                 6
25,000--29,999 sq. ft.........................................           31                37                43
30,000--34,999 sq. ft.........................................            5                 7                 9
35,000--44,999 sq. ft.........................................           42                43                44
45,000 sq. ft. or greater.....................................           13                10                 6

Types of Stores:
Eagle Country Markets.........................................           67                70                52
Eagle Country Warehouses......................................            7                 4                 1
Eagle Food Centers...........................................            21                27                53
BOGO's Food and Deals.........................................            1                 1                 2


(1)      A remodeling project which costs $100,000 or more.


         Eagle stores contain various specialty departments such as full service delicatessen (93 stores), bakery (91 stores), floral (65 stores), video rentals (56 stores), pharmacy (16 stores), seafood (28 stores), alcoholic beverages (76 stores) and Eagle Country Cafe (25 stores).

         Most of the leases and subleases for the stores contain renewal options for periods ranging from five to thirty years. The Company is required to pay fixed rent and a percentage (ranging from 0.75% to 1.5%) of its gross sales in excess of stated minimum gross sales amounts under 85 of the leases and subleases. The Company also has subleases on approximately 18 former store locations and has twelve vacant former store properties with continuing rent obligations which the Company is attempting to sublease. For additional information on leased premises, see Note H in the notes to the Company's consolidated financial statements included elsewhere in this document.


CENTRAL DISTRIBUTION AND BAKERY FACILITIES

         The Company leases its central distribution facility under a lease expiring in 1997 with a 10-year renewal option. The Company's central distribution facility contains a total of 935,332 square feet of space.

         The Company's central bakery is a 49,000 square foot facility located in Rock Island, Illinois, three miles from the central distribution facility. The Company's lease for the bakery facility expires in 1996 and has three five-year renewal options.

         The Company is the sublessee of a distribution facility located in Westville, Indiana which was closed in 1985. In 1988, the Company entered into an agreement with a sub-sublessee under which the Company is recovering a portion of its rent obligations for this facility. For more information, see "Reserve for Closed Stores and Warehouse" in Notes B and D of the notes to the Company's consolidated financial statements included elsewhere in this document.

         For the most part, store fixtures and equipment, leasehold improvements and transportation and office equipment are owned by the Company. The total cost of the Company's ownership of property and equipment is shown in Note E of the notes to the Company's consolidated financial statements.


ITEM 3:  LEGAL PROCEEDINGS

         The Company is the plaintiff in a lawsuit filed on March 31, 1995, in the United States District Court for the Central District of Illinois. The defendant in the case is National NLP, Inc. ("National"). The case arises from discussions between the Company and National concerning the possible sale and lease back of certain of the Company's stores. After the termination of those discussions, National filed suit against the Company in Florida alleging that a contract existed between the Company and National. That case was voluntarily dismissed by National when the Company contested the jurisdiction of the Florida court. In the case instituted by the Company, the Company is seeking a declaratory judgment that no contract exists between the Company and National. National has counterclaimed against the Company in three counts: i) seeks declaratory judgement that a contract exists; ii) seeks specific performance;
iii) seeks damages in excess of $10,000,000 for breach of contract. The Company is contesting the counterclaim and is vigorously pursuing its action. The Company is not a party to any other material pending legal proceedings other than routine litigation incidental to the Company's business. Although it is not possible to predict the outcome of these unresolved legal actions and the amounts of claimed damages are large, the Company believes that these unresolved legal actions will not have a material adverse effect on its consolidated financial position or results of operations.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to the persons who are executive officers of the Company.

NAME                        AGE               POSITION(S) HELD
Pasquale V. Petitti         65   Chief Executive Officer, President and Director

Herbert T. Dotterer         50   Senior Vice President--Finance and Administration,
                                  Chief Financial Officer, Secretary and Director

Kenneth L. Martin (1)       56   Senior Vice President--Operations

(1) Mr. Martin succeeded Robert L. Jaynes as Senior Vice President - Operations as of June 13, 1994.

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

         Mr. Dotterer, who was named Secretary and a Director of the Company in February 1992, served as Controller from August 1988 until June 1990 when he became Vice President--Finance, Chief Financial Officer. He became Senior Vice President, Finance and Administration in January, 1994. Prior to August 1988, Mr. Dotterer held various positions with The Kroger Co. and Jewel Companies, Inc. Mr. Dotterer has 33 years of experience in the supermarket industry.

         Mr. Martin served as Senior Vice President--Marketing of Eagle Food Centers, Inc. from September 1987 until June 1991 when he retired. From August 1991 to January 1992, Mr. Martin performed some consulting for Market Media Consulting related to food services. Mr. Martin assumed the position of Senior Vice President--Operations in June 1994. Prior to September 1987 Mr. Martin had been with the Company or its predecessor since 1961. Mr. Martin has 34 years of experience in the supermarket industry.

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

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the two fiscal years ended January 28, 1995 all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.


                                    PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

         The Company's common stock trades on the NASDAQ National Market System under the symbol "EGLE". The stock began trading on July 27, 1989. The following table sets forth, by fiscal quarter, the high and low sale prices reported by the NASDAQ National Market System for the periods indicated. As of April 1, 1995, there were approximately 1,800 beneficial holders of shares.


                                     YEAR ENDED
                                  JANUARY 28, 1995
                                HIGH               LOW
First Quarter               $   8 1/2        $    4 3/4
Second Quarter                  5 3/4             2 1/4
Third Quarter                   3 3/4             2 1/4
Fourth Quarter                  2 3/4             1 1/8



                                     YEAR ENDED
                                  JANUARY 29, 1994
                                HIGH              LOW
First Quarter               $   8 1/4        $    6 1/4
Second Quarter                  8                 6
Third Quarter                   6 3/4             5 1/2
Fourth Quarter                  6 1/2             5

         There were no dividends paid in fiscal 1994 or 1993. The Indenture underlying the Company's Senior Notes and the Revolving Credit Agreement contain restrictions on the payment of dividends. (See Note F of the notes to the Company's consolidated financial statements). The Company does not intend to pay dividends in the foreseeable future.

ITEM 6:  SELECTED FINANCIAL DATA

       The following table represents selected financial data of the Company on a consolidated basis for the five fiscal years ended January 28, 1995.

       The selected historical financial data for the five fiscal years ended January 28, 1995 are derived from the consolidated financial statements of the Company which have been audited by Deloitte & Touche LLP, independent auditors.

       The selected financial data set forth below should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this document.

                                        YEAR ENDED        YEAR ENDED         YEAR ENDED        YEAR ENDED       YEAR ENDED
                                        JANUARY 28,       JANUARY 29,        JANUARY 30,       FEBRUARY 1,      FEBRUARY 2,
                                           1995              1994               1993              1992             1991
                                                                                                                 (53 WEEKS)
                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED OPERATING DATA:
Sales    ...........................    $1,015,063         $1,062,348         $1,081,538        $1,112,203       $1,124,930
Gross margin........................       242,452            269,188            269,967           278,636          283,062
Selling, general and administrative
  expenses..........................       221,212            225,123            218,874           231,090          234,178
Voluntary severance program(1)......         6,917                 --                 --                --               --
Store closing and asset
  revaluation(2)....................            --             17,015                 --                --           19,674
Depreciation and amortization.......        23,774             22,748             21,381            18,450           18,382
Operating income (loss).............        (9,451)             4,302             29,712            29,096           10,828
Interest expense...................         14,780             14,244             16,451            13,743           13,925
Earnings (loss) before income
  taxes & extraordinary charge......       (24,231)            (9,942)            13,261            15,353           (3,097)
Income taxes
  (benefit).........................        (5,357)            (3,779)             5,039             6,126           (1,237)
Extraordinary charge(3).............            --              3,969                --                --                --
Net earnings (loss).................    $  (18,874)        $  (10,132)        $    8,222        $    9,227       $   (1,860)
Earnings (loss) per common
  share  ...........................    $    (1.71)        $     (.91)        $      .74        $      .82       $     (.16)

CONSOLIDATED BALANCE
  SHEET DATA
  (AT PERIOD END):
Total assets........................     $ 311,484         $  335,165         $  331,809        $  307,351       $  283,413
Total debt (including
  capital leases)...................       143,883            126,126            116,990            99,368           90,357
Total shareholders'
  equity ...........................        42,484             61,746             71,389            64,696           55,469


(1) Represents a charge of $6.9 million in fiscal 1994 for a voluntary severance program for approximately 600 clerks in the Chicago area.

(2) Represents a charge of $17.0 million in fiscal 1993 and $19.7 million in fiscal 1990 to provide for costs of closing certain stores and asset revaluations in connection therewith. See Notes B and D of the notes to the Company's consolidated financial statements included elsewhere in this document.

(3) Represents a charge of $4.0 million related to the early retirement of debt.


ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth certain key operating statistics as a percentage of sales for the periods indicated:

                                                  YEAR ENDED       YEAR ENDED        YEAR ENDED       YEAR ENDED        YEAR ENDED
                                                 JANUARY 28,      JANUARY 29,       JANUARY 30,      FEBRUARY 1,       FEBRUARY 2,
                                                   1995             1994               1993            1992               1991
Operations Statement Data:
  Sales...................................          100.00%        100.00%            100.00%          100.00%          100.00%
  Gross margin............................           23.89          25.34              24.96            25.05            25.16
  Selling, general and
         administrative expenses..........           21.79          21.20              20.24            20.77            20.82
  Depreciation and amortization
         expenses.........................            2.35           2.14               1.98             1.66             1.63
  Voluntary severance program.............             .68              -                  -                -
  Provision for store closing and
        asset revaluation.................              --           1.60                 --               --             1.75
  Operating income (loss).................            (.93)           .40               2.75             2.62              .96
  Interest expense........................            1.46           1.34               1.52             1.24             1.24
  Earnings (loss) before income
     taxes & extraordinary charge.........           (2.39)          (.94)              1.23             1.38             (.28)
  Income taxes (benefit)..................            (.53)          (.36)              0.47             0.55            (0.11)
  Extraordinary charge....................              --           0.37                 --               --               --
  Net earnings (loss).....................           (1.86)%        (0.95)%             0.76%            0.83%           (0.17)%

RESULTS OF OPERATIONS

SALES
                                YEAR ENDED       YEAR ENDED       YEAR ENDED
                                  1/28/95          1/29/94          1/30/93
SALES                           $1,015,063       $1,062,348       $1,081,538
PERCENT CHANGE                    (4.5)%           (1.8)%           (2.8)%
SAME STORE CHANGE                 (2.6)%           (3.4)%           (5.3)%


          Sales for fiscal 1994 were $1.015 billion, a decrease of $47.3 million or 4.5% from fiscal 1993. Same store sales declined 2.6% from fiscal 1993 to fiscal 1994. For fiscal 1994, same store sales were -3.7% in the first quarter,
- -3.8% in the second quarter, -2.2% in the third quarter and -0.5% in the fourth quarter with the improvement due to an aggressive pricing strategy initiated in July 1994. Management believes the sales decline was primarily due to 14 new competitive store openings, including five supercenters, in the Company's markets and that the Company was operating six fewer stores as of the end of the fourth quarter of 1994 compared to 1993.

          Sales for fiscal 1993 were $1.062 billion, a decrease of $19.2 million or 1.8% from fiscal 1992. Same store sales declined 3.4% from fiscal 1992 to fiscal 1993. The sales decline was primarily attributable to increased competition, including new store openings and expansions by competitors, and adverse weather conditions in the midwest during the summer.

GROSS MARGIN

          Gross margin as a percentage of sales decreased to 23.89% in fiscal 1994 from 25.34% in fiscal 1993 and 24.96% in fiscal 1992. The decrease in gross margin in fiscal 1994 is primarily due to increased promotional expenditures in an attempt to stop continued sales erosion. Margin rates increased in fiscal 1993 due to improved product mix and margin, and a reduction in warehousing and distribution costs. Margin rates were adversely affected in fiscal 1992 by competitive conditions that required increased promotional discount activity, partially offset by improved sales in higher-margin perishable departments, reductions in inventory shrinkage and improved buying practices. Gross margin included a charge for LIFO in fiscal 1994 of 0.18% of sales, a slight charge for LIFO in fiscal 1993 and a LIFO credit of 0.03% of sales in fiscal 1992.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

          Selling, general and administrative expenses as a percentage of sales were 21.79% in fiscal 1994 compared to 21.20% in fiscal 1993 and 20.24% in fiscal 1992. Selling, general and administrative expenses were $3.9 million or 1.7% lower in fiscal 1994 than fiscal 1993 primarily due to a lower store count. The Company added more service hours for its stores to supplement the pricing strategy discussed above during fiscal 1994. Total selling, general and administrative expenses were $6.3 million higher in fiscal 1993 than fiscal 1992, primarily due to increases in employee benefits and service related hours.

EARNINGS BEFORE INTEREST, INCOME TAXES, DEPRECIATION AND AMORTIZATION ("EBITDA")

          EBITDA for fiscal 1994 declined to $14.3 million or 1.41% of sales from fiscal 1993 of $44.1 million or 4.15% of sales (before the store closing charge) and from fiscal 1992 of $51.1 million or 4.72% of sales. Due to decreased sales and margins, EBITDA decreased by 67% in fiscal 1994 compared to fiscal 1993. EBITDA decreased 14% in fiscal 1993 compared to fiscal 1992.

DEPRECIATION AND AMORTIZATION EXPENSE

          Depreciation and amortization expense as a percentage of sales was 2.35% in fiscal 1994 as compared to 2.14% in fiscal 1993 and 1.98% in fiscal 1992. Both the fiscal 1994 and fiscal 1993 increases reflected higher investment in new stores, Eagle Country Market conversions and investment in technology.

PROVISION FOR STORE CLOSING AND ASSET REVALUATION

          The Company provided a $17.0 million charge in the fourth quarter of fiscal 1993. The store closing charge provided for the closing costs, writedown of assets to estimated net realizable values and estimated occupancy costs until disposition for 13 stores intended to be closed in fiscal 1994 and additional amounts for continuing expenses for 13 stores closed prior to January 29, 1994. The annualized losses on the five stores closed at the end of fiscal 1993 and the 13 to be closed in fiscal 1994 were approximately $2.9 million before overhead charges. Approximately one-half of the charge was to write down book values of property and equipment to estimated realizable values. This plan was designed to increase the overall profitability of the Company by closing those locations that had not met profitability expectations or which were to be replaced by a new store. See Notes B and D of the notes to the Company's consolidated financial statements.

         During fiscal 1994 the Company did not record an additional provision for closed stores or anticipated closings. The Company closed seven of the 13 stores scheduled for closure in fiscal 1994, closed an additional three stores and plans to close the remaining six stores in fiscal 1995. The negotiation of sublease arrangements on the remaining six stores has taken longer than originally expected. The costs associated with the closure of the three additional stores in 1994 were offset by a change in estimate for prior store closings. It is management's opinion that the previously reserved amount will be adequate to cover these costs plus the other anticipated closings. Eight of these ten stores had a combined loss of approximately $1.4 million before overhead charges in 1993, the other two stores were profitable and were replaced by a new store.


VOLUNTARY SEVERANCE PROGRAM

          The fiscal 1994 loss includes a $6.9 million pre-tax charge in the second quarter for a voluntary severance program for approximately 600 clerks in the Chicago area. Management expects that such severance costs should be offset in the future as a result of lower wage and benefit costs of replacement employees.

OPERATING INCOME (LOSS)

          An operating loss of $9.5 million or 0.93% of sales was incurred in fiscal 1994 compared to operating income for fiscal 1993 of $4.3 million or .40% of sales. The decline in sales and gross margin discussed above were the primary reasons for the 1994 operating loss. The 1994 loss also includes a $6.9 million pre-tax charge in the second quarter for a voluntary severance program for approximately 600 clerks in the Chicago area. Before the store closing charge that was taken in fiscal 1993, operating income would have been $21.3 million or 2.00% of sales in fiscal 1993. Operating income was $29.7 million or 2.75% of sales in fiscal 1992. Improved margins were not enough to offset lower sales and increased selling, general and administrative expenses in fiscal 1993. Store wages and related benefits and taxes increased $4.4 million from fiscal 1992 to 1993.

INTEREST EXPENSE

          Interest expense increased to 1.46% of sales in fiscal 1994 compared to 1.34% of sales in fiscal 1993 and 1.52% of sales in fiscal 1992. In fiscal 1994 interest expense increased due to higher short term borrowings than the prior year. In fiscal 1993 interest expense declined due to the refinancing of long term debt. The 13 1/2% Senior Subordinated Notes were retired and replaced with 8 5/8% Senior Notes during fiscal 1993. In fiscal 1992, there was a one time, non-recurring charge of $960,000, or 0.09% of sales, in interest expense for an incentive payment to the holders of the 13 1/2% Senior Subordinated Notes to waive a restrictive covenant to allow the Company to repurchase up to $20 million of its Common Stock.

EXTRAORDINARY CHARGE

          In the first quarter of fiscal 1993 an extraordinary charge of approximately $4.0 million or $.36 per share was related to the early retirement of the 13 1/2% Senior Subordinated Notes. See Note L.

NET EARNINGS (LOSS)

          The Company incurred net losses for fiscal 1994 and fiscal 1993 of $18.9 million or $1.71 per share and $10.1 million or $.91 per share, respectively. The 1994 loss includes a $6.9 million pretax charge in the second quarter for a voluntary severance program for approximately 600 clerks in the Chicago area. Before the store closing charge and extraordinary charge net earnings would have been $4.4 million or $.40 per share for fiscal 1993. Net earnings for fiscal 1992 were $8.2 million, or $0.74 per share ($9.0 million, or $0.80 per share before non-recurring charges related to the solicitation of the holders of the 13 1/2% Subordinated Notes to waive a restrictive covenant to allow the Company to repurchase up to $20 million of its Common Stock). No shares were repurchased in fiscal 1994. The average shares outstanding were reduced to 11,051,994 in fiscal 1994 from 11,103,276 shares in fiscal 1993 and 11,175,129 shares in fiscal 1992 resulting from the Company's stock repurchase program, which occurred during fiscal 1993 and fiscal 1992. The effective tax rate of 22.1% for 1994 compared to 38.0% for fiscal 1993 and fiscal 1992 was lower primarily due to limiting the income tax benefits recognized in fiscal 1994 for operating losses to carryback amounts available due to the uncertainty of future recoverability of operating loss carryforwards.

         The Company expects to continue the more aggressive marketing programs and use of additional customer service hours that were initiated during the second quarter of fiscal 1994 to attempt to stop the erosion of same store sales. Approximately 300 additional basis points of gross margin were invested in product markdowns in the third quarter and approximately 200 basis points of gross margin were invested in the fourth quarter. Although management does not anticipate as large of a reduction of gross margin in the future, these efforts will cause continued pressure on gross margin rates, expense rates, and operating profit for the foreseeable future. Management, however, is in the process of implementing plans to improve margin and expense rates in the last half of fiscal 1995. The Company expects operations to continue to improve in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities decreased to $4.1 million in fiscal 1994 from $24.5 million in fiscal 1993 and $12.9 million in fiscal 1992 primarily due to the decline in sales and gross margins in fiscal 1994. Working capital changes used $9.0 million of cash in fiscal 1994 compared to a use of $10.5 million in fiscal 1993 and a use of $23.8 million in fiscal 1992 when inventories and accounts receivable increased. Capital expenditures totaled $19.3 million in fiscal 1994, $32.0 million in fiscal 1993 and $33.0 million in fiscal 1992, including $7.0 million and $13.8 million invested in property held for resale in fiscal 1994 and fiscal 1993, respectively.

The following table summarizes store development and planned reductions:

                                             PLANNED
                                              FISCAL        FISCAL         FISCAL
                                               1995          1994           1993
New Eagle Country Markets...............         0             1             0
New Eagle Country Warehouses............         0             3             3
New BOGO's Food and Deals...............         0             0             0
Store Closings..........................         6            10             9
Expansions and Major Remodels...........         0             2            13
Store Count, end of year................        90            96           102

         The Company expects capital expenditures in fiscal 1995 to total approximately $6.0 million, which is expected to be funded primarily from internally generated cash flow and reductions in inventory and accounts receivable levels.

         Developer financing for real estate projects has been difficult to obtain over the past several years. As a result, certain projects have been delayed, certain others have been cancelled, and the Company has elected to develop several store locations itself. The Company owned 19 of its 96 stores as of January 28, 1995 and leased or subleased the remainder.

          The Company has a $35 million Revolving Credit Agreement, which is secured by inventories located at the Company's central distribution facility and stores to provide for the Company's short-term liquidity needs. The Company had $22.0 million borrowed against this facility at January 28, 1995, at a weighted average interest rate of 8.9%. The maximum amount outstanding during fiscal 1994 was $31.0 million. The average amount outstanding during fiscal 1994 was $11.9 million. The Company had $3.0 million borrowed at January 29, 1994, at a weighted average interest rate of 7.5%. The maximum amount outstanding during fiscal 1993 was $21.0 million, which was prior to the debt refinancing. The average amount outstanding during fiscal 1993 was $5.5 million. The Company had $21.0 million borrowed at January 30, 1993 with a maximum amount outstanding of $33.0 million and average amount outstanding of $13.4 million during fiscal 1992. Four amendments to the Revolving Credit Agreement were executed during fiscal 1994 to address financial and other covenants, which enabled the Company to be in compliance with such covenants. The Company was in compliance with all covenants at January 28, 1995.

         The Company has addressed issues affecting liquidity in fiscal 1994 and 1995 including: 1) amending its existing credit agreement and investigating the feasibility of obtaining alternative lenders, 2) meeting with trade creditors and 3) developing a cash contingency plan to assure adequate liquidity as the Company implements its strategies to reverse recent sales and earnings trends.

         The Company's existing Revolving Credit Agreement has been amended for fiscal 1995. The primary elements of the amendment include i) setting financial covenant requirements at levels which management believes reasonable in relation to its financial projections, ii) modifying the Company's borrowing base to exclude certain types of inventory as eligible collateral which is expected to reduce the borrowing base by approximately $5.0 million effective June 1, 1995 and iii) providing for increasing interest rates initially and in future quarters. The Company expects to be in compliance with all covenants for fiscal 1995 based on management's estimates of fiscal 1995 operating results and cash flows. Such estimates include certain improvements in operations primarily in the second half of fiscal 1995. The Company may be required to obtain additional amendments or seek other financing sources should operating results fall significantly below management's projections. The Company has sought to obtain a new credit facility with less restrictive covenants.


         The Company's cash contingency plan has identified assets that could be converted to cash and has assigned responsibilities and time lines for converting assets to cash. Plans include working capital reductions and sales or sale/leaseback transactions of owned stores, land held for future development, closed stores and other selected asset dispositions.

         As part of its plans to enhance its liquidity through asset dispositions, the Company signed a contract on March 1, 1995, for a sale/leaseback financing for fourteen of its stores for approximately $43.0 million. Under the terms of the agreement, these stores would be sold, and subsequently leased back, generating substantial new capital to support the future business strategy. The purchaser is currently seeking financing sources. Accordingly, closing of the transaction is uncertain. The sale is subject to normal and customary conditions for transactions of this type. Management does not consider the sale/leaseback to be essential to the Company's liquidity and capital resource needs for fiscal 1995, but the transaction would provide the Company with improved financial flexibility.

         Working capital (current assets minus current liabilities) and the current ratio (current assets divided by current liabilities) were as follows:


                                         WORKING               CURRENT
                                         CAPITAL                RATIO
       January 28, 1995               $ 0.8 million           1.01 to 1
       January 29, 1994               $25.7 million           1.25 to 1
       January 30, 1993               $35.8 million           1.36 to 1


         Management believes that working capital is adequate for the Company's reasonably foreseeable needs.

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

         On April 26, 1993 the Company completed a public offering and sale of $100 million principal amount of 8 5/8% Senior Notes due April 15, 2000. In addition, the Company entered into a new $35 million credit facility to replace its then existing $85 million facility. The net proceeds of the offering were approximately $96.5 million, of which approximately $92.5 million was used to defease and retire the Senior Subordinated Notes and the Bank Revolving Credit Facility. The balance was used for general corporate purposes.

INFLATION

         Inflation has had only a minor effect on the operations of the Company and its internal and external sources of liquidity and working capital.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Eagle Food Centers, Inc.:

         We have audited the accompanying consolidated balance sheets of Eagle Food Centers, Inc. as of January 28, 1995 and January 29, 1994, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended January 28, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Eagle Food Centers, Inc. as of January 28, 1995 and January 29, 1994, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 1995 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP


Davenport, Iowa
April 26, 1995


                            EAGLE FOOD CENTERS, INC.
                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     ASSETS
                                                                   JANUARY 28,               JANUARY 29,
                                                                       1995                       1994
Current assets:
  Cash and cash equivalents..................................      $   4,096                 $    8,056
  Restricted assets - marketable securities,
    at market ...............................................          5,239                         --
  Accounts receivable........................................         11,035                     14,512
  Income taxes receivable....................................          7,213                      3,683
  Inventories................................................         83,939                    101,010
  Prepaid expenses and other.................................          2,663                      2,992
       Total current assets..................................        114,185                    130,253

Property and equipment (net).................................        167,749                    181,011

Other assets:
  Deferred debt issuance costs...............................          2,960                      3,409
  Excess of cost over fair value of net assets acquired......          2,650                      2,731
  Property held for sale/leaseback...........................         20,710                     13,766
  Other......................................................          3,230                      3,995
       Total other assets....................................         29,550                     23,901
       Total assets..........................................       $311,484                   $335,165

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable...........................................       $ 44,738                   $ 60,831
  Payroll and employee benefits..............................         14,678                     13,850
  Accrued liabilities........................................         20,185                     19,272
  Accrued taxes..............................................          8,117                      7,762
  Bank revolving credit loan.................................         22,000                         --
  Current portion of long-term debt .........................          3,667                      2,799
       Total current liabilities.............................        113,385                    104,514
Long-term debt:
  Senior Notes...............................................        100,000                    100,000
  Bank revolving credit loan.................................             --                      3,000
  Capital lease obligations..................................         18,216                     20,152
  Other......................................................             --                        175
       Total long-term debt..................................        118,216                    123,327
Other liabilities:
  Reserve for closed stores and warehouse....................         27,082                     33,669
  Other deferred liabilities.................................         10,316                     11,909
       Total other liabilities...............................         37,398                     45,578
Shareholders' equity:
  Preferred stock, $.01 par value, 100,000 shares
    authorized...............................................             --                         --
  Common stock, $.01 par value, 18,000,000 shares
    authorized, 11,500,000 shares issued.....................            115                        115
  Capital in excess of par value.............................         53,541                     53,541
  Common stock in treasury, at cost, 448,006 shares..........         (2,850)                    (2,850)
  Other......................................................           (387)                        --
  Retained earnings (deficit) ...............................         (7,934)                    10,940
       Total shareholders' equity............................         42,485                     61,746
       Total liabilities and shareholders' equity............       $311,484                   $335,165

                                See notes to consolidated financial statements.


                            EAGLE FOOD CENTERS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             YEAR ENDED         YEAR ENDED           YEAR ENDED
                                                             JANUARY 28,        JANUARY 29,          JANUARY 30,
                                                                1995                1994                 1993

Sales    ............................................       $ 1,015,063         $ 1,062,348          $ 1,081,538

Cost of goods sold...................................           772,611             793,160              811,571

         Gross margin................................           242,452             269,188              269,967

Operating expenses:

  Selling, general and  administrative...............           221,212             225,123              218,874

  Voluntary Severance Program........................             6,917                  --                   --

  Store closing and asset revaluation................                --              17,015                   --

  Depreciation and amortization......................            23,774              22,748               21,381

         Operating income (loss).....................            (9,451)              4,302               29,712

Interest expense.....................................            14,780              14,244               16,451

Earnings (loss) before income taxes and
  extraordinary charge...............................           (24,231)             (9,942)              13,261

Income taxes (benefit)...............................            (5,357)             (3,779)               5,039

Earnings (loss) before extraordinary charge..........           (18,874)             (6,163)               8,222

Extraordinary charge.................................                --               3,969                   --

Net earnings (loss)..................................        $  (18,874)         $  (10,132)         $     8,222

Weighted average common shares
  outstanding........................................        11,051,994          11,103,276           11,175,129

Earnings (loss) per share:
  Earnings (loss) before extraordinary charge........        $    (1.71)         $    (0.55)         $      0.74
  Extraordinary charge...............................                --               (0.36)                  --
  Net earnings (loss)................................        $    (1.71)         $    (0.91)         $      0.74

              See notes to the consolidated financial statements.


                            EAGLE FOOD CENTERS, INC.
                       CONSOLIDATED STATEMENTS OF EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                     COMMON STOCK
                                                                        CAPITAL IN                                   RETAINED
                                                                 PAR     EXCESS OF         TREASURY                  EARNINGS
                                                   SHARES       VALUE    PAR VALUE    SHARES    DOLLARS     OTHER    (DEFICIT)
Balance, February 1, 1992......................   11,500,000     $115      $53,336    272,348     $(1,605) $    --    $12,850

     Net earnings..............................                                                                         8,222

     Purchase of treasury shares...............                                       238,600      (1,529)

Balance, January 30, 1993......................   11,500,000      115       53,336    510,948      (3,134)      --     21,072

     Net loss..................................                                                                       (10,132)

     Distribution of treasury shares
        to performance share plan..............                                205   (183,442)      1,126

     Purchase of treasury  shares..............                                       120,500        (842)

Balance, January 29, 1994......................   11,500,000      115       53,541    448,006      (2,850)      --     10,940

    Net loss...................................                                                                       (18,874)

    Pension liability adjustment...............                                                               (179)

    Net unrealized loss on marketable
      securities...............................                                                               (208)

Balance, January 28, 1995......................   11,500,000     $115      $53,541    448,006     $(2,850)   $(387)   $(7,934)


              See notes to the consolidated financial statements.


                            EAGLE FOOD CENTERS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                   YEAR ENDED        YEAR ENDED       YEAR ENDED
                                                                   JANUARY 28,       JANUARY 29,      JANUARY 30,
                                                                       1995             1994             1993
Cash flows from operating activities:
  Net earnings (loss).......................................       $  (18,874)      $  (10,132)        $  8,222
 Adjustments to reconcile net earnings
   (loss) to net cash provided by operating
   activities:
   Extraordinary charge before income tax effect............               --            6,402               --
   Depreciation and amortization............................           23,774           22,748           21,353
   Store closing and asset revaluation......................               --           17,015               --
   Deferred income taxes....................................              844           (4,637)             415
   LIFO (credit) charge.....................................            1,810               42             (339)
   Stock compensation expense...............................               --               --            1,066
   Deferred charges and credits.............................            4,614            3,997            5,299
   Loss (gain) on disposal of assets........................              967             (451)             608
 Changes in assets and liabilities:
   Accounts receivable and other assets.....................           (1,377)          (4,191)          (6,951)
   Inventories..............................................           15,261            5,999          (13,344)
   Accounts payable.........................................          (16,093)          (1,481)           2,521
   Accrued and other liabilities............................            1,986           (2,643)             644
   Payments on reserve for closed stores and warehouse .....           (8,785)          (8,177)          (6,635)
         Net cash provided by operating
           activities.......................................            4,127           24,491           12,859
Cash flows from investing activities:
  Additions to property and equipment.......................          (12,391)         (18,242)         (33,027)
  Purchase of marketable securities.........................           (5,447)              --               --
  Additions to property held for sale/leaseback ............           (6,944)         (13,766)              --
  Cash proceeds from dispositions of
    property and equipment..................................            1,208            2,634              188
         Net cash used in investing activities..............          (23,574)         (29,374)         (32,839)
Cash flows from financing activities:
  Proceeds from borrowings..................................               --          100,000               --
  Deferred financing costs..................................             (175)          (3,861)              --
  Debt prepayment costs.....................................               --           (4,239)              --
  Principal payments on capital lease obligations...........           (3,101)          (2,558)          (2,426)
  Retirement of debt........................................             (237)         (69,116)            (952)
  Net bank revolving credit borrowing (repayment)...........           19,000          (18,000)          21,000
  Purchase of treasury stock................................               --             (841)          (1,529)
         Net cash provided by financing activities..........           15,487            1,385           16,093
Decrease in cash and cash equivalents.......................           (3,960)          (3,498)          (3,887)
Cash and cash equivalents at beginning
  of year...................................................            8,056           11,554           15,441
Cash and cash equivalents at end of year....................        $   4,096         $  8,056         $ 11,554

              See notes to the consolidated financial statements.


                            EAGLE FOOD CENTERS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED JANUARY 28, 1995, JANUARY 29, 1994, AND JANUARY 30, 1993


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

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  FISCAL YEAR

         The Company's fiscal year ends on the Saturday closest to January 31st. Fiscal 1994, fiscal 1993 and fiscal 1992 were 52 week years ended January 28, 1995, January 29, 1994, and January 30, 1993, respectively.

  BASIS OF CONSOLIDATION

         The consolidated financial statements include the accounts of Eagle Food Centers, Inc. and all subsidiaries. All significant intercompany transactions have been eliminated.

  RESTRICTED ASSETS - MARKETABLE SECURITIES

         Marketable securities are restricted to satisfy state insurance reserve requirements related to claim liabilities recorded, classified as current, for workers' compensation, automobile and general liability costs.

         The Company has classified its entire holdings of marketable securities as available for sale reflecting management's intention to hold such securities for indefinite periods of time. Such securities are reported at market value and the difference between cost and market value is reported as a separate component of shareholders' equity until gains and losses are realized.

  INVENTORIES

         Inventories are valued at the lower of cost or market; cost is determined by the last-in, first-out (LIFO) method for substantially all inventories. The current cost of the inventories was greater than the LIFO value by $7.5 million at January 28, 1995 and $5.7 million at January 29, 1994.

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

         Property acquired under capital lease is amortized on a straight-line basis over the shorter of the life of the property or the lease term.

  DEBT ISSUANCE COSTS

         Debt issuance costs are amortized over the terms of the related debt agreements.

  ORGANIZATION COSTS

         Organization costs were fully amortized by the end of fiscal 1992. Organization costs, which were included in other assets, were amortized over a five-year period.

  EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED ("GOODWILL")

         The Company amortizes goodwill using the straight-line method over 40 years. The Company continually reviews goodwill to assess recoverability from future operations using undiscounted cash flows. Impairments would be recognized in operating results if an other than temporary diminution in value occurred.

  PROPERTY HELD FOR SALE/LEASEBACK

         Property held for sale/leaseback is reported at lower of cost or estimated market value.

  SELF-INSURANCE

         The Company is primarily self-insured, through its captive insurance subsidiary, for workers' compensation, automobile and general liability costs. The self-insurance claim liability is determined actuarially based on claims filed and an estimate of claims incurred but not yet reported.

  RESERVE FOR CLOSED STORES AND WAREHOUSE

         The Company continually monitors underperforming stores and under-utilized facilities and in the event their performance or utilization cannot be improved, management may decide to close, sell or otherwise dispose of such stores or facilities. The reserve for closed stores and a warehouse arises primarily from the discounted value of future lease commitments in excess of the discounted value of estimated sublease revenue on stores and a warehouse which management has reached the decision to close, sell or otherwise dispose of within one year. Reserves are established in the year such decisions are made by management and the costs can be reasonably estimated. The discount rates used for these reserves is 10% for reserves established prior to fiscal 1993, 6% for reserves established in fiscal 1993 and 9% for reserves established in fiscal 1994. The discount rate used was a risk-free rate of return for a duration equal to the average remaining lease term (generally eight years) at the time the reserve was established.

  RECLASSIFICATIONS

         Certain reclassifications were made to prior years' balances for comparative purposes.

  EARNINGS(LOSS) PER SHARE

         Net earnings(loss) per share of Common Stock, throughout the periods presented, is based on the weighted average shares outstanding. Equivalent shares in the form of contingent stock rights, stock appreciation rights and stock options are excluded from the calculation since they are not materially dilutive or were anti-dilutive.

NOTE C--CONSOLIDATED STATEMENTS OF CASH FLOWS

         For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash paid for interest totaled $13.7 million for fiscal 1994, $15.1 million for fiscal 1993, and $16.8 million for fiscal 1992. Cash received for income taxes was $2.7 million for fiscal 1994. Cash paid for income taxes totaled $1.2 million for fiscal 1993 and $6.2 million for fiscal 1992. Non-cash additions to property and equipment were $2.1 million for capital leases in fiscal 1994. Non-cash transactions in fiscal 1993 include a capital lease retirement of $1.2 million and treasury stock issued for Performance Share Plan participants of $1.3 million.

NOTE D--RESERVE FOR CLOSED STORES AND WAREHOUSE

         During fiscal 1994 the Company did not record an additional provision for closed stores or anticipated closings. The Company closed seven of the 13 stores scheduled for closure in fiscal 1994, closed an additional three stores and plans to close the remaining six stores in fiscal 1995. The negotiation of sublease arrangements on the remaining six stores has taken longer than originally expected. The costs associated with the closure of the three additional stores in 1994 were offset by a change in estimate for prior store closings.

         In fiscal 1993 the Company incurred a charge of $17.0 million to provide for closing costs and continuing rental obligations, less anticipated sublease rentals, and to revalue certain related fixed assets to estimated realizable values. The store closing and asset revaluation charge included additional amounts for continuing expenses for thirteen stores closed prior to January 29, 1994 and included a provision for another thirteen stores scheduled to be closed in fiscal 1994. The components of the charge are summarized as follows:

                                                                         YEAR ENDED
                                                                      JANUARY 29, 1994
                                                                        (IN THOUSANDS)
Revalue related fixed assets to estimated realizable values..............   $7,521
Present value of continuing rental obligations less
 anticipated sublease rentals..........................................      6,783
Closing costs............................................................    1,180
Change in estimate for prior store closings..............................    1,221
Other....................................................................      310
 Total................................................................     $17,015

         Approximately one half of the charge represents estimated future cash outflows.

         An analysis of activity in the reserve for closed stores and a warehouse for the years ended January 28, 1995, and January 29, 1994, is as follows:

                                                                                JANUARY 28,          JANUARY 29,
                                                                                   1995                  1994
                                                                                          (IN THOUSANDS)
         Balance at beginning of year...................................           $43,916              $32,858

         Payments, primarily rental payments net of
           sublease rentals.............................................            (8,785)              (8,177)

         Revaluation reserve associated with fixed
           assets disposed of during the year...........................            (1,879)                  --

         Interest cost..................................................             2,033                2,220

         Provision for store closing and asset revaluation..............                --               17,015

         Balance at end of year (including $8.2  million
           and $10.2 million, respectively, classified as current)......           $35,285              $43,916

         Approximately $26.1 million of the reserve at January 28, 1995, represents estimated future cash outflows primarily related to the present value of net future rental payments and $9.2 million represents fixed asset revaluations. It is management's opinion that the reserve will be adequate to cover continuing costs and fixed asset revaluations for the existing closed stores and a warehouse and the six stores scheduled to be closed in fiscal 1995.

NOTE E--PROPERTY AND EQUIPMENT

         The investment in property and equipment is as follows:

                                                                                JANUARY 28,          JANUARY 29,
                                                                                   1995                  1994
                                                                                          (IN THOUSANDS)
Land     ...............................................................          $  9,823             $  9,834
Buildings...............................................................            35,792               35,736
Leasehold costs and improvements........................................            41,152               43,628
Fixtures and equipment..................................................           131,172              127,843
Leasehold interests.....................................................            39,871               44,931
Property under capital lease............................................            30,656               28,561
Total    ...............................................................           288,466              290,533
Less accumulated depreciation and amortization..........................           120,717              109,522
Property and equipment (net)............................................          $167,749             $181,011

         Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. The useful lives of the various classes of assets are as follows:

Buildings       10-25 years   Leasehold Interests            3-25 years

Fixtures and
  Equipment      3-12 years   Property under Capital Lease   Shorter of economic
                                                              life or lease term

Leasehold Costs &
  Improvements   5-23 years

NOTE F--DEBT

           Long-term debt consists of the following:
                                                                               JANUARY 28,           JANUARY 29,
                                                                                   1995                  1994
                                                                                        (IN THOUSANDS)
Bank Revolving Credit Loan..............................................       $        --            $   3,000
8 5/8% Senior Notes.....................................................           100,000              100,000
Capital leases (Note H).................................................            21,883               22,890
Mortgage................................................................                --                  236
                                                                                   121,883              126,126
Less current maturities.................................................             3,667                2,799
                                                                                  $118,216             $123,327

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

         The Company had a Credit Agreement with Caisse Nationale De Credit Agricole, Chicago branch ("CNCA") which provided for a syndicate of banks, with CNCA as agent for such banks, to make available to the Company an aggregate amount of $85 million for revolving credit loans, working capital loans and letters of credit. This $85 million facility was replaced on April 26, 1993 with a new Credit Agreement with Caisse Nationale De Credit Agricole and The First National Bank of Chicago as Co-Agents. The new agreement is a $35 million facility which provides for revolving credit loans and letters of credit. No more than an aggregate of $20.0 million of the total commitment may be drawn by the Company as letters of credit. The Credit Agreement terminates on April 26, 1998 and is secured by a first priority security interest in all inventories of the Company located in its stores and distribution center in Milan, Illinois. Loans made pursuant to the Credit Agreement bear interest at a fluctuating interest rate based, at the Company's option, on a margin over the CNCA's base interest rate or a margin over the London Interbank offered rate multiplied by the applicable reserve requirement (the adjusted LIBOR Rate), which margins will decrease as the Company's "leverage ratio" (as defined in the Credit Agreement) decreases.

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

         At January 28, 1995, the Company had $22.0 million in revolving credit loans outstanding and had no outstanding letters of credit and thus had $13.0 million available under the Credit Agreement. At January 29, 1994, the Company had $3.0 million in revolving credit loans outstanding. The interest rates on the outstanding amounts were 8.9% at January 28, 1995 and 7.5% at January 29, 1994.

         The Company was in compliance with all the covenants in its debt agreements at January 28, 1995. Four amendments to the Credit Agreement were executed during fiscal 1994 to address financial and other covenants which enabled the Company to be in compliance.

         The Company's Revolving Credit Agreement has been amended for fiscal 1995. The primary elements of the amendment include i) setting financial covenant requirements at levels which management believes reasonable in relation to its financial projections, ii) modifying the Company's borrowing base to exclude certain types of inventory as eligible collateral which is expected to reduce the borrowing base by approximately $5.0 million effective June 1, 1995 and iii) providing for increasing interest rates initially and in future quarters. The Company expects to be in compliance with all covenants for fiscal 1995 based on management's estimates of fiscal 1995 operating results and cash flows. Such estimates include certain improvements in operations primarily in the second half of fiscal 1995. The Company may be required to obtain additional amendments or seek other financing sources should operating results fall significantly below management's projections. The Company is seeking to obtain a new credit facility with less restrictive covenants.

NOTE G--TREASURY STOCK

         The Company did not acquire or distribute any shares of its Common Stock during fiscal 1994. Total treasury shares at January 28, 1995 were 448,006 at an average cost of $6.36 per share or a total of $2.85 million.

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

NOTE H--LEASES

         Most of the retail stores are leased. Many of the leases have renewal options for periods ranging from five to thirty years. Some provide the option to acquire the property at certain times during the initial lease term for approximately its estimated fair market value at that time, and some require the Company to pay taxes and insurance on the leased property. The Company also leases its central distribution facility under a lease expiring in 1997 with a 10-year option. Rent expense consists of:

                                                                                  YEAR ENDED
                                                                JANUARY 28,          JANUARY 29,        JANUARY 30,
                                                                    1995                1994                 1993
                                                                                   (IN THOUSANDS)
Minimum rent under operating leases..........................      $21,403             $21,526             $20,680
Additional rent based on sales...............................          197                 213                 399
Less rentals received on non-cancelable
 subleases...................................................       (1,796)             (1,749)             (2,171)

                                                                   $19,804             $19,990             $18,908

         Future minimum lease payments under operating and capital leases as of January 28, 1995 are as follows:

                                                                                     OPERATING           CAPITAL
                                                                                       LEASES             LEASES
                                                                                              (IN THOUSANDS)
1995     ..............................................................               $ 17,891           $ 5,753
1996     ..............................................................                 17,426             5,739
1997     ..............................................................                 14,938             2,812
1998     ..............................................................                 14,245             2,488
1999     ..............................................................                 13,480             2,487
Thereafter.............................................................                135,870            17,077
Total minimum lease payments...........................................               $213,850            36,356
Less amount representing interest......................................                                   14,473
Present value of minimum capital lease payments, including $3.7
   million classified as current portion of long-term debt.............                                  $21,883

         The above future minimum lease payments do not include minimum commitments of $61.0 million (exclusive of sublease income) the present value of which is included in the consolidated balance sheet caption "Reserve for closed stores and warehouse".

NOTE I--INCOME TAXES

         Prior to fiscal 1993, the Company recognized income taxes based on Accounting Principles Board Opinion No. 11, Accounting For Income Taxes. Effective January 31, 1993 the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109).

         The Company adopted the requirements of SFAS No. 109 via a cumulative effect adjustment for prior years at the beginning of fiscal 1993 and, therefore, has not restated prior years' financial statements. This adjustment was not material to the consolidated financial statements at January 31, 1993 nor was there a material effect to income for the year ended January 29, 1994.

         The following summarizes significant components of the provision for income taxes:

                                                                                     YEAR ENDED
                                                                    JANUARY 28,       JANUARY 29,       JANUARY 30,
                                                                       1995              1994              1993
                                                                                  (IN THOUSANDS)
 Income taxes (benefit):
   Federal.....................................................      $( 4,287)        $( 3,084)         $ 3,990
   State ......................................................       ( 1,070)        (    695)           1,049
                                                                     $( 5,357)        $( 3,779)         $ 5,039
 Income taxes (benefit) consists of the following:
  Current:
    Federal    ................................................      $( 4,648)        $(   676)         $ 3,690
    State      ................................................       ( 1,598)         (   282)             934
                                                                     $( 6,246)        $(   958)         $ 4,624
  Deferred:
    Federal    ................................................      $    361         $( 2,408)         $   300
    State      ................................................           528             (413)             115
                                                                     $    889         $( 2,821)         $   415

         The differences between income taxes (benefit) at the statutory Federal income tax rate and income taxes (benefit) reported in the consolidated statements of operations are as follows:

                                                                                      YEAR ENDED
                                                                    JANUARY 28,        JANUARY 29,      JANUARY 30,
                                                                       1995               1994              1993
                                                                                   (IN THOUSANDS)
Income taxes (benefit) at statutory Federal
      tax rate of 35% for fiscal 1994 and 1993 and
      34% for fiscal 1992......................................      $( 8,481)         $( 3,480)         $ 4,509
Surtax exemption...............................................           241                99              --
State income taxes, net of Federal benefit.....................          (706)             (459)             692
Tax credits....................................................           (85)              (83)            (245)
Valuation allowance............................................         3,483                --               --
Other    ......................................................           191               144               83
         Total.................................................      $( 5,357)         $( 3,779)         $ 5,039

         Deferred tax assets and liabilities arise because of differences between the financial accounting bases for assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are comprised of the following significant temporary differences:

                                                                                   JANUARY 28,      JANUARY 29,
                                                                                      1995             1994
                                                                                          (IN THOUSANDS)
Deferred Tax Assets:
 Store closing and asset revaluation..................................              $  8,660          $11,485

 Accrued reserves.....................................................                 7,255            7,296
 Deferred revenues....................................................                 2,582            2,319
 Employee benefits....................................................                 2,729            1,067
 Tax credit carryforwards.............................................                 5,970            2,593
 Valuation allowance..................................................               ( 3,483)              --
         Total........................................................               $23,713          $24,760

Deferred Tax Liabilities:
 Depreciation.........................................................               $19,379          $18,667
 Other, net...........................................................                 2,987            3,902
         Total........................................................               $22,366          $22,569

Net deferred tax asset, included in other current assets..............               $ 1,347          $ 2,191

         Deferred tax assets were recognized as of January 28, 1995, to the extent of the tax carryback benefit associated with the expected reversal of temporary differences in fiscal 1995 which will not be offset by temporary differences originating in 1995. A valuation allowance has been established for the remainder of the net deferred tax assets due to the uncertainty of future recoverability.

         The amount of tax credit carryforwards available, in thousands of dollars primarily related to the alternative minimum tax, and expiration dates are as follows: 1997 - $333, 1998 - $60, 1999 - $43, and unlimited - $5,534.

 NOTE J--EMPLOYEE BENEFIT PLANS

 RETIREMENT PLANS

         Substantially all employees of the Company are covered by trusteed, non-contributory retirement plans of the Company or by various multi-employer retirement plans under collective bargaining agreements. The Company's defined benefit plans covering salaried and hourly employees provide benefits that are based on the employees' compensation during years of service. The Company's policy is to fund no less than the minimum required under the Employee Retirement Income Security Act of 1974. During the years ended January 28, 1995, January 29, 1994, and January 30, 1993, pension costs under the plans totaled $844,000, $885,000, and $620,000, respectively.

         Net periodic pension cost under the Milan office and non-foods warehouse retirement plan (Milan Plan) and the Eagle Food Centers, Inc. Employee Pension Plan (Eagle Plan) includes the following benefit and cost components for the years ended January 28, 1995, January 29, 1994, and January 30, 1993:


                                                                                    YEAR ENDED
                                                                  JANUARY 28,        JANUARY 29,       JANUARY 30,
                                                                    1995               1994               1993
                                                                                    (IN THOUSANDS)
Service cost...................................................     $ 626               $ 671            $ 548
Interest cost..................................................       561                 512              410
Actual return on plan assets...................................       139                (282)            (242)
Net amortization and deferral..................................      (482)                (16)             (96)
Net periodic pension cost......................................     $ 844               $ 885            $ 620

         The funded status and amounts recognized in the Company's consolidated balance sheets for the Milan Plan and Eagle Plan, as of the measurement dates of December 31, 1994 and 1993, are as follows:

                                                                                       DEC. 31,           DEC. 31,
                                                                                         1994              1993
                                                                                              (IN THOUSANDS)
Plan assets at market value......................................................      $ 5,385          $  5,196
Actuarial present value of projected benefit obligation..........................       (7,650)           (7,669)
Funded status....................................................................       (2,265)           (2,473)
Unrecognized net loss............................................................          765             1,226
Minimum pension liability recognized.............................................         (562)               --
Accrued pension cost.............................................................      $(2,062)          $(1,247)

         The actuarial present value of the Company's vested benefit obligation for the Milan Plan and Eagle Plan was $6.4 million and $6.5 million and the accumulated benefit obligation was $7.0 million and $6.8 million at December 31, 1994 and 1993, respectively. Plan assets are held in a trust and include corporate and U.S. government debt securities and common stocks.

         Actuarial assumptions used to develop net periodic pension cost for the fiscal years 1994, 1993 and 1992 were as follows:

                                                                              1994          1993         1992
Discount rate.............................................................    8.25%          7.5%         7.5%
Expected long-term rate of return on assets...............................    8.0 %          8.0%         8.0%
Rate of increase in compensation levels...................................    4.0 %          4.0%         5.0%

         The Company also participates in various multi-employer plans. The plans provide for defined benefits to substantially all unionized workers. Amounts charged to pension cost and contributed to the plans for the years ended January 28, 1995, January 29, 1994, and January 30, 1993, totaled $6.7 million, $7.0 million, and $7.1 million, respectively. Under the provisions of the Multi-employer Pension Plan Amendments Act of 1980, the Company would be required to continue contributions to a multi-employer pension fund to the extent of its portion of the plan's unfunded vested liability if it substantially or totally withdraws from such plans. Management does not intend to terminate operations that would subject the Company to such liability.

  INCENTIVE COMPENSATION PLANS

         The Company has incentive compensation plans for store management, department heads and certain other management personnel. Incentive plans included approximately 1,000 employees. Provisions for payments to be made under the plans are based upon achievement of sales and earnings in excess of specific performance targets. The aggregate provision under these plans was $0.3 million, $0.8 million, and $1.3 million for the years ended January 28, 1995, January 29, 1994, and January 30, 1993, respectively.

         The Company had a performance share plan under which members of the Company's senior management, selected by a committee of disinterested members of the Board of Directors, were awarded contingent rights to receive up to an aggregate of 415,000 shares of the Common Stock of the Company. The Company awarded rights equivalent to 412,664 shares for the total five fiscal years of the program. The actual financial results achieved over the life of the Plan which terminated January 30, 1993 met the objective for an 80% payout or 330,135 shares of which 183,442 actual shares were issued and a cash payout of $1,063,524 was distributed for the remaining 146,693 shares. There was no provision under this plan for fiscal 1994 and 1993. The aggregate provision under this plan was $1.1 million for the year ended January 30, 1993.

         A non-qualified stock option plan was ratified by stockholders and implemented in 1990 for key management employees. As of January 28, 1995 options for 28,550, and 29,325 shares were outstanding and exercisable with option prices of $10.00 and $8.50 per share, respectively. Additionally, as of January 28, 1995, options were outstanding for 2,000 and 285,475 shares with option prices of $4.75 and $3.375. These shares will be exercisable in June and September of 1995, respectively. As of January 28, 1995, there are no options available for future grants. As of January 29, 1994, options for 31,250 and 31,900 shares were outstanding and exercisable with option prices of $10.00 and $8.50 per share respectively. As of January 30, 1993, options for 35,600 and 37,775 shares were outstanding and exercisable with option prices of $10 and $8.50 per share, respectively.

NOTE K--QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                                    NET
                                                                                 NET              EARNINGS
                                                                  GROSS        EARNINGS            (LOSS)
                                                 SALES            MARGIN         (LOSS)           PER SHARE
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
1994
Quarter    --First                          $   250,097        $  62,522      $ (  361)           $ (.03)
           --Second                             252,222           62,305        (6,328)(1)          (.58)(1)
           --Third                              252,183           57,376        (7,423)             (.67)
           --Fourth                             260,561           60,249        (4,762)(2)          (.43)(2)
              Total                         $ 1,015,063        $ 242,452      $(18,874)           $(1.71)

1993
Quarter    --First                          $   267,402        $  66,947      $( 1,554)(3)        $ (.14)(3)
           --Second                             265,364           67,203           559               .05
           --Third                              260,085           66,872         1,363               .12
           --Fourth                             269,497           68,166       (10,500)(4)          (.94)(4)
              Total                         $ 1,062,348        $ 269,188      $(10,132)           $ (.91)

1992
Quarter   --First                           $   265,601        $  66,796      $  2,380            $  .21
          --Second                              271,835           67,246         1,291(5)            .12(5)
          --Third                               268,416           66,938         1,997               .18
          --Fourth                              275,686           68,987         2,554(6)            .23(6)
             Total                          $ 1,081,538        $ 269,967      $  8,222            $  .74

(1) Net loss was increased by a voluntary severance program after-tax charge of $4.2 million or $.38 per share.

(2) Net loss was increased by an after-tax charge of $1.2 million or $.11 per share resulting from a LIFO charge.

(3) Net earnings were reduced by an after-tax extraordinary charge of $4.0 million or $.36 per share related to the early retirement of debt. Earnings before the extraordinary charge were $2.4 million or $.22 per share.

(4) Net earnings were reduced by a after-tax store closing charge of $10.6 million or $.95 per share. Net earnings were increased by $0.3 million or $.03 per share resulting from a LIFO credit.

(5) Net earnings were reduced by a one time after-tax charge of $0.7 million or $.07 per share for an incentive payment to the bondholders to waive a restrictive covenant, which waiver would permit the Company to repurchase up to $20 million of its Common Stock.

(6) Net earnings were increased by $0.8 million or $.07 per share resulting from a LIFO credit.

NOTE L--EXTRAORDINARY CHARGE

          The extraordinary charge in fiscal 1993 relates to the premium paid to retire the Senior Subordinated Notes early of $4.2 million and the write-off of related deferred financing costs of $2.2 million (net of applicable income taxes of $2.4 million).

NOTE M--VOLUNTARY SEVERANCE PROGRAM

          The fiscal 1994 loss includes a $6.9 million pretax charge in the second quarter for a voluntary severance program for approximately 600 clerks in the Chicago area. Management expects that such severance costs should be offset in the future as a result of lower wage and benefit costs of replacement employees.

NOTE N -- FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amounts and fair values of the Company's financial instruments as of January 28, 1995, and January 29, 1994, are as follows:


                                                         JANUARY 28, 1995                  JANUARY 29, 1994
                                                         CARRYING     FAIR                CARRYING       FAIR
                                                          AMOUNT      VALUE                AMOUNT        VALUE
                                                                            (IN THOUSANDS)
Cash and cash equivalents.........................      $  4,096   $  4,096               $  8,056    $  8,056
Marketable securities.............................         5,239      5,239                     --          --
Bank revolving credit loan........................        22,000     22,000                  3,000       3,000
Senior Notes......................................       100,000     40,000                100,000      99,500


          The fair value of cash and cash equivalents approximated its carrying value due to the short-term nature of these instruments. The fair value of marketable securities are based on quoted market prices. The fair value of the Bank revolving credit loan approximated its carrying value due to its floating interest rate. The fair value of the Senior Notes are based on quoted market prices.

          The amortized cost, gross unrealized gains and losses, estimated fair values and maturities of the Company's marketable securities at January 28, 1995, are summarized as follows:

                                                                          JANUARY 28, 1995
                                                       AMORTIZED      UNREALIZED         UNREALIZED    FAIR
                                                          COST           GAINS             LOSSES      VALUE
Money market mutual fund, due
  within one year...................................    $  1,921            --                 --    $  1,921
Municipal bonds, due from 5 to 10
   years............................................       3,526            --                208       3,318
Total marketable securities.........................    $  5,447            --           $    208    $  5,239

NOTE O -- LITIGATION

         The Company is the plaintiff in a lawsuit filed on March 31, 1995, in the United States District Court for the Central District of Illinois. The defendant in the case is National NLP, Inc. ("National"). The case arises from discussions between the Company and National concerning the possible sale and lease back of certain of the Company's stores. After the termination of those discussions, National filed suit against the Company in Florida alleging that a contract existed between the Company and National. That case was voluntarily dismissed by National when the Company contested the jurisdiction of the Florida court. In the case instituted by the Company, the Company is seeking a declaratory judgment that no contract exists between the Company and National. National has counterclaimed against the Company in three counts: i) seeks declaratory judgement that a contract exists; ii) seeks specific performance;
iii) seeks damages in excess of $10,000,000 for breach of contract. The Company is contesting the counterclaim and is vigorously pursuing its action. The Company is not a party to any other material pending legal proceedings other than routine litigation incidental to the Company's business. Although it is not possible to predict the outcome of these unresolved legal actions and the amounts of claimed damages are large, the Company believes that these unresolved legal actions will not have a material adverse effect on its consolidated financial position or results of operations.


ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

        There have been no disagreements on accounting principles or practices or financial statement disclosure between the Company and its independent certified public accountants during the two fiscal years ended January 28, 1995.


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


                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                     PAGE
(a)  The following documents are filed as a part of this report:

     1.  Financial Statements:

         - Independent Auditors' Report                                                                22

         - Consolidated Balance Sheets as of January 28, 1995 and January 29, 1994                     23

         - Consolidated Statements of Operations for the years ended January 28,                       24
            1995, January 29, 1994, and January 30, 1993

         - Consolidated Statements of Equity for the years ended January 28, 1995,                     25
            January 29, 1994, and January 30, 1993

         - Consolidated Statements of Cash Flows for the years ended                                   26
           January 28, 1995, January 29, 1994, and January 30, 1993

         - Notes to the Consolidated Financial Statements                                              27

     2.  Financial Statement Schedules:

         All schedules are omitted because they are not applicable or not required, or because the information required therein is included in the consolidated financial statements or the notes thereto.

     3.  Exhibits - see Exhibit Index on page 44.

(b)  Reports on Form 8-K:

         No reports on Form 8-K were filed during the fourth quarter of fiscal 1994.

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


DATED:  April 28, 1995


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

        SIGNATURE                                 TITLE                                              DATE
/s/ Martin J. Rabinowitz               Chairman, and Director                                   April 24, 1995
Martin J. Rabinowitz

/s/ Pasquale V. Petitti                President and Director                                   April 24, 1995
Pasquale V. Petitti                    (Principal Executive Officer)

/s/ Herbert T. Dotterer                Senior Vice President - Finance and                      April 24, 1995
Herbert T. Dotterer                    Administration, Chief Financial Officer,
                                       Secretary and Director
                                       (Principal Financial Officer)

/s/ Peter B. Foreman                   Director                                                 April 24, 1995
Peter B. Foreman

/s/ Steven M. Friedman                 Director                                                 April 24, 1995
Steven M. Friedman

/s/ Michael J. Knilans                 Director                                                 April 24, 1995
Michael J. Knilans

/s/ William J. Snyder                  Director                                                 April 24, 1995
William J. Snyder


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

10.6--              Letter Agreement, dated June 10, 1988, between the Company's predecessor and
                    Lucky Stores, Inc. Stores, Inc. amending the Management Information Services
                    Agreement (filed as Exhibit 10.22 to the Company's Annual Report on Form
                    10-K for the year ended January 28, 1989 and incorporated herein by reference).

10.7--              Non-Competition Agreement, dated November 10, 1987, between the Company's predecessor and Lucky Stores, Inc. (filed as Exhibit 10.21 to the Registration
                    Statement on Form S-1  No. 33-20450  and incorporated herein by reference).

10.8--              Credit Agreement, dated as of April 26, 1993, among the
                    Company, as borrower, the lenders party thereto and Caisse
                    Nationale de Credit Agricole, Chicago Branch, and the First
                    National Bank of Chicago as co-agents; as amended by First
                    Amendment to Credit Agreement dated as of October 15, 1993, a Second Amendment to Credit Agreement and Waiver dated as of January 28, 1994, and a Third Amendment to Credit
                    Agreement dated April 29, 1994.

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

10.14*--            Fourth Amendment to the Credit Agreement and waiver dated
                    September 7, 1994. Fifth Amendment to the Credit Agreement and waiver dated December 9, 1994. Sixth Amendment to the Credit Agreement dated January 27, 1995.

12.1--              Computation of Ratio of Earnings to Fixed Charges (filed as Exhibit 12.1 to the
                    Registration Statement on Form S-1 No. 33-59454 and incorporated herein by reference).

22.*--              Subsidiaries of the Registrant.

27.*--              Financial Data Schedule. (For SEC use only.)


*Filed herewith.