Form 10-Q
period 1995-04-29
EAGLE FOOD CENTERS INC
filed 1995-06-13
CIK 30908

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q



       X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended             April 29, 1995
                                      OR
                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

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

The number of shares of the Registrant's Common Stock, par value one cent ($0.01) per share, outstanding at June 1, 1995 was 11,176,994.




Page 1 of 10 pages

                                PART I - FINANCIAL INFORMATION

Item 1:   Financial Statements

                             EAGLE FOOD CENTERS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share data)
                                  (unaudited)

                                                   Quarter Ended
                                       April 29, 1995     April 30, 1994
Sales. . . . . . . . . . . . . . . . . $   245,530         $   250,097
Cost of goods sold . . . . . . . . . .     184,105             187,575
   Gross margin. . . . . . . . . . . .      61,425              62,522

Operating expenses:
   Selling, general & administrative .      55,939              53,587
   Depreciation and amortization . . .       6,240               5,824
      Operating income (loss). . . . .      (  754)              3,111

Interest expense . . . . . . . . . . .       3,966               3,494
Earnings (loss) before income taxes. .      (4,720)               (383)
Income taxes (benefit) . . . . . . . .        (237)                (22)

Net (loss) . . . . . . . . . . . . . .  $   (4,483)          $    (361)

Earnings (loss) per share. . . . . . .  $    (0.41)          $   (0.03)

Weighted average common shares
 outstanding . . . . . . . . . . . . .   11,051,994          11,051,994

See notes to consolidated financial statements.

                             EAGLE FOOD CENTERS, INC.
                            CONSOLIDATED BALANCE SHEET
                              (Dollars in thousands)
                                      ASSETS

                                              April 29,    January 28,
                                                 1995         1995
                                            (Unaudited)     (Audited)
Current assets:
  Cash and cash equivalents. . . .         $   5,136     $   4,096
  Restricted assets - marketable
     securities, at market . . . .             6,177         5,239
  Accounts receivable. . . . . . .            10,731        11,035
  Income taxes receivable. . . . .             7,389         7,213
  Inventories. . . . . . . . . . .            77,112        83,939
  Prepaid expenses and other . . .             3,575         2,663
     Total current assets. . . . .           110,120       114,185

Property and equipment (net) . . .           161,392       167,749

Other assets:
  Deferred debt issuance costs . .             2,937         2,960
  Excess of cost over fair value
     of net assets acquired. . . .             2,629         2,650
  Property held for
     sale/leaseback. . . . . . . .            20,899        20,710
  Other. . . . . . . . . . . . . .             3,838         3,230
     Total other assets. . . . . .            30,303        29,550
     Total assets. . . . . . . . .          $301,815      $311,484

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . .          $ 42,523      $ 44,738
  Payroll and employee benefits. .            15,433        14,678
  Accrued liabilities. . . . . . .            18,494        20,185
  Accrued taxes. . . . . . . . . .             8,957         8,117
  Bank revolving credit loan . . .            21,000        22,000
  Current portion of long-term
      debt . . . . . . . . . . . .             3,688         3,667
     Total current liabilities . .           110,095       113,385
Long-term debt:
  Senior Notes . . . . . . . . . .           100,000       100,000
  Capital lease obligations. . . .            17,293        18,216
     Total long-term debt. . . . .           117,293       118,216
Other liabilities:
  Reserve for closed stores
      and warehouse. . . . . . . .            26,760        27,082
  Other deferred liabilities . . .             9,521        10,316
     Total other liabilities . . .            36,281        37,398
Shareholders' equity:
  Preferred stock, $.01 par value,
    100,000 shares authorized. . .               --            --
  Common stock, $.01 par value,
    18,000,000 shares authorized,
    11,500,000 shares issued . . .               115          115
  Capital in excess of par value .            53,541       53,541
  Common stock in treasury,
    at cost, 448,006 shares. . . .            (2,850)      (2,850)
  Other. . . . . . . . . . . . . .              (243)        (387)
  Accumulated (deficit)  . . . . .           (12,417)      (7,934)
     Total shareholders' equity. .            38,146       42,485
     Total liabilities and
       shareholders' equity. . . .          $301,815     $311,484

See notes to consolidated financial statements.
                             EAGLE FOOD CENTERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in thousands)
                                    (unaudited)

                                                  Quarter Ended
                                          April 29, 1995    April 30, 1994
Cash flows from operating activities:
 Net (loss). . . . . . . . . . . . . . . .   $  (4,483)   $    (361)
Adjustments to reconcile net (loss) to
cash provided from operating activities:
 Depreciation and amortization . . . . . .       6,240        5,824
 LIFO charge . . . . . . . . . . . . . . .         250          100
 Deferred charges and credits. . . . . . .         824        1,913
 Loss (gain) on disposal of assets . . . .         152          (50)
Changes in assets and liabilities:
 Receivables and other assets. . . . . . .      (1,550)        (279)
 Inventories . . . . . . . . . . . . . . .       6,577        6,094
 Accounts payable. . . . . . . . . . . . .      (2,215)      (3,638)
 Accrued and other liabilities . . . . . .        (891)      (1,729)
 Reserve for closed stores and warehouse .        (832)      (3,468)
   Net cash provided by operating
     activities. . . . . . . . . . . . . .       4,072        4,406
Cash flows from investing activities:
 Additions to property and equipment . . .        (366)      (4,571)
 Additions to property held for
    sale/leaseback . . . . . . . . . . . .        (190)      (1,645)
 Purchases of marketable securities. . . .        (794)           0
  Cash proceeds from dispositions of
    property and equipment . . . . . . . .         351          591
       Net cash used in investing
          activities . . . . . . . . . . .        (999)      (5,625)
Cash flows from financing activities:
 Retirement of debt. . . . . . . . . . . .           0          (15)
 Net revolving credit borrowing
    (repayment). . . . . . . . . . . . . .      (1,000)       2,000
 Principal payments of capital
    lease obligations. . . . . . . . . . .        (902)        (670)
 Deferred financing costs. . . . . . . . .        (131)         (44)
   Net cash (used) provided by financing
        activities . . . . . . . . . . . .      (2,033)       1,271

 Increase in cash and cash equivalents . .       1,040           52
 Cash and cash equivalents at
    beginning of period. . . . . . . . . .       4,096        8,056

 Cash and cash equivalents at end
    of period. . . . . . . . . . . . . . .     $ 5,136     $  8,108

 Supplemental disclosures of cash flow information:
    Cash paid for interest . . . . . . . .     $ 5,962     $  5,987
    Cash paid for income taxes . . . . . .     $   (68)    $    (75)

 Noncash investing and financing activities:
    Unrealized (loss) gain on securities .     $   144     $      0

See notes to consolidated financial statements.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (UNAUDITED)

  Accounting Policies
  The accompanying unaudited financial statements have been prepared in accordance with the summary of significant accounting policies set forth in the notes to the audited financial statements contained in the Company's Form 10-K filed with the Securities and Exchange Commission on April 28, 1995.

  In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, of a normal recurring nature, necessary for a fair statement of the results of operations and financial position for the interim periods presented. Operating results for the thirteen weeks ended April 29, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 1996.

  Subsequent Events
  On May 25, 1995 the Company closed on a new $40.0 million
  Revolving Credit Agreement with Congress Financial Corporation (Central) which replaces the existing Revolving Credit Agreement.
  The terms of the credit facility include i) a three year term, ii) one financial covenant related to minimum net worth, iii) borrowing cost comparable to the previous credit agreement, and iv) security in inventory as collateral. As a result of such refinancing, the Company will incur a charge of approximately $700,000 in the second quarter to write off deferred financing costs.

  On May 22, 1995 Robert J. Kelly was named President and Chief
  Executive Officer. Mr. Kelly joins Eagle after a thirty-two year career at The Vons Companies, Inc. where, for the last three years he served as Executive Vice President, Retailing with profit and loss responsibility for 340 store locations and $5.0 billion in annual sales volume. He was also a member of The Von's five-person Executive Committee.

  Item 2:   Management's Discussion and Analysis of Financial
  Condition and Results of Operations

  Results of Operations
  Sales for the Company's first fiscal quarter ended April 29, 1995 were $245.5 million, a decrease of $4.6 million or 1.8% from the first quarter of 1994. Same store sales for the quarter declined
  0.8%.   There were 96 stores operating in the first quarter of fiscal
  1995 compared to 102 in the first quarter of fiscal 1994.

  Gross margin was 25.02% of sales for the quarter ended April 29, 1995 compared to 25.00% in the comparable quarter of 1994. Total gross margins have returned to historical levels in the first quarter after two quarters of substantial reductions for aggressive promotional spending. The Company is funding its current promotional spending with higher vendor allowances and better shrink controls.

  Selling, general and administrative expenses rose to 22.78% of sales for the quarter ended April 29, 1995 compared to 21.43% in the comparable quarter of fiscal 1994. The increase in expense rate was primarily due to increased payroll, advertising and consulting expenses.

  Depreciation and amortization expenses increased to $6.2 million or 2.54% of sales compared to $5.8 million or 2.33% of sales in the same quarter in 1994. The higher depreciation expenses are primarily due to the four new stores opened in the past year and a new capital lease for upgrading store computer systems.

  Interest expense rose to 1.62% of sales for the quarter ended April 29, 1995 compared to 1.40% in the comparable quarter of fiscal 1994. The increased expense is due to increased borrowing levels under the Revolving Credit Agreement and higher interest rates.

  A net loss was incurred for the first quarter ended April 29, 1995 of $4.5 million or $0.41 per share, compared to a 1994 first quarter net loss of $361,000 or $0.03 per share. Lower sales and higher expense levels, both on a dolllar basis and as a percentage of sales, were responsible for the earnings decline in the first quarter of fiscal 1995.

  Liquidity and Capital Resources
  Cash provided by operating activities totaled $4.1 million for the quarter ended April 29, 1995 compared to $4.4 million in the comparable quarter of 1994. Cash was provided by a decrease in inventory levels of $6.6 million, and partially offset by a decrease in accounts payable of $2.2 million in the 1995 quarter.

  Capital expenditures for the quarter ended April 29, 1995 were $366,000 compared to capital expenditures of $4.6 million in the first quarter of 1994. An additional $190,000 was invested in property held for resale during the first quarter of fiscal 1995. No stores were opened or closed during the first quarter of fiscal 1995.

  On May 25, 1995 the Company closed on a new, three year, $40.0 million Revolving Credit Agreement with Congress Financial Corporation (Central). This replaced the existing $35.0 million Revolving Credit Agreement. There was $21.0 million outstanding under the revolving credit agreement on April 29, 1995.

  Working capital at April 29, 1995 was $25,000 and the current ratio was 1.00 to 1 compared to $800,000 and 1.01 to 1 at January 28, 1995 and $27.1 million and 1.28 to 1 at April 30, 1994.

  PART II - OTHER INFORMATION

  Item 6 Exhibits and Reports on Form 8-K

      A. . . . . . . . . . . . . . . Exhibits

                              SIGNATURES


  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                       EAGLE FOOD CENTERS, INC.



  Dated:  June 9, 1995  /s/   Robert J. Kelly
                        Robert J. Kelly
                        President and Chief Executive
  Officer



  Dated:  June 9, 1995  /s/   Herbert T. Dotterer
                        Herbert T. Dotterer
                        Sr. Vice President - Finance and
                        Chief Financial Officer

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

  10.3-- Trademark License Agreement, dated November 10,
           1987, between Lucky Stores, Inc. and EFC (filed as
           Exhibit 10.19 to the Registration Statement on Form S-
           1 No. 33-20450 and incorporated herein by reference).

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

  10.12--     Form of Irrevocable Trust Agreement, to be dated as of
                April 26, 1993, among the Company, Eagle Capital
                Corporation II and Shawmut Bank Connecticut,
                National Association, as trustee (filed as Exhibit 10.18 to the Registration Statement on Form S-1 No. 33-
                59454 and incorporated herein by reference).

  10.13--     Performance Equity Plan of the Company as amended
                March 12, 1992. (Filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended January 30, 1993 and incorporated herein by reference.)

  10.14--     Fourth Amendment to the Credit Agreement and waiver
                dated September 7, 1994. Fifth Amendment to the Credit Agreement and waiver dated December 9, 1994. Sixth Amendment to the Credit Agreement dated January 27, 1995.

  10.15*--    Seventh Amendment to the Credit Agreement and
                waiver dated April 24, 1995.

  10.16*--    Loan and Security Agreement, dated as of May 22,
                1995, among the Company, as borrower and the lender party thereto, Congress Financial Corporation
                (Central).

  12.1-- Computation of Ratio of Earnings to Fixed Charges
           (filed as Exhibit 12.1 to the Registration Statement on Form S-1 No. 33-59454 and incorporated herein by reference).

  22.--  Subsidiaries of the Registrant.

  27*--  Financial Data Schedule (for SEC use only).





  *Filed herewith.