Form 10-Q
period 1995-07-29
EAGLE FOOD CENTERS INC
filed 1995-09-12
CIK 30908

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q



       X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                July 29, 1995

                    OR
                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from


Commission File             Number   0-17871


                               EAGLE FOOD CENT                   ERS, INC.
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

The number of shares of the Registrant's Common Stock, par value one cent ($0.01) per share, outstanding at August 30, 1995 was 11,176,994.


Page 1 of 10 pages

                      PART I - FINANCIAL INFORMATION

Item 1:   Financial Statements

                                         EAGLE FOOD CENTERS, INC.
                                    CONSOLIDATED STATEMENTS OF INCOME
                              (Dollars in thousands, except per share data)
                                               (unaudited)

                                              Quarter Ended            Two Quarters End
                                      July 29, 1995  July 30, 1994  July 29, 1995  July 30, 1994

Sales. . . . . . . . . . . . . . . . .  $  249,045     $  252,222     $  494,575     $  502,319
Cost of Goods Sold . . . . . . . . . .     186,945        189,917        371,050        377,492
   Gross Margin. . . . . . . . . . . .      62,100         62,305        123,525        124,827

Operating Expenses:
   Selling, General & Administrative .      56,946         56,375        112,885        109,962
   Voluntary Severance Program . . . .           0          6,917              0          6,917
   Depreciation and Amortization . . .       6,125          5,847         12,365         11,671
      Operating Income (Loss). . . . .        (971)        (6,834)        (1,725)        (3,723)

Interest Expense . . . . . . . . . . .       3,940          3,572          7,906          7,066
Earnings (Loss) Before Income Tax
   (Benefit) and Extraordinary Charge.      (4,911)       (10,406)        (9,631)       (10,789)
Income Tax (Benefit) . . . . . . . . .        (245)        (4,078)          (482)        (4,100)
Earnings (Loss) Before Extraordinary
   Charge. . . . . . . . . . . . . . .      (4,666)        (6,328)        (9,149)        (6,689)
Extraordinary Charge . . . . . . . . .         625              0            625              0
Net Earnings (Loss). . . . . . . . . .  $   (5,291)    $   (6,328)    $   (9,774)    $   (6,689)

Earnings (Loss) per Share:
   Before Extraordinary Charge . . . .  $    (0.42)    $    (0.58)    $    (0.82)    $    (0.61)
   Extraordinary Charge. . . . . . . .       (0.06)             0          (0.06)             0
   Net Earnings (Loss) . . . . . . . .  $    (0.48)    $    (0.58)    $    (0.88)    $    (0.61)


Weighted Average Common Shares
 Outstanding                            11,147,000     11,051,994      11,099,000    11,051,994

See notes to consolidated financial statements.

                              EAGLE FOOD CENTERS, INC.
                            CONSOLIDATED BALANCE SHEET
                              (Dollars in thousands)
                                      ASSETS

                                              July 29,     January 28,
                                                 1995         1995
                                              (Unaudited)  (Audited)
Current assets:
  Cash and cash equivalents. . . .          $  3,064        $  4,096
  Restricted assets - marketable
    securities, at market  . . . .             7,049           5,239
  Accounts receivable. . . . . . .            10,412          11,035
  Income taxes receivable. . . . .             2,042           7,213
  Inventories. . . . . . . . . . .            75,980          83,939
  Prepaid expenses and other . . .             3,718           2,663
     Total current assets. . . . .           102,265         114,185

Property and equipment (net) . . .           155,238         167,749

Other assets:
  Deferred debt issuance costs . .             2,643           2,960
  Excess of cost over fair
   value of net assets acquired. .             2,609           2,650
  Property held for sale/leaseback            20,963          20,710
  Other. . . . . . . . . . . . . .             3,500           3,230
     Total other assets. . . . . .            29,715          29,550
     Total assets. . . . . . . . .          $287,218        $311,484

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . .          $ 40,784        $ 44,738
  Payroll and employee benefits. .            14,897          14,678
  Accrued liabilities. . . . . . .            13,337          11,982
  Closed facilities liability. . .            19,207           8,203
  Accrued taxes. . . . . . . . . .             8,040           8,117
  Bank revolving credit loan . . .            15,908          22,000
  Current portion of
    long-term debt . . . . . . . .             3,760           3,667
     Total current liabilities . .           115,933         113,385
Long-term debt:
  Senior Notes . . . . . . . . . .           100,000         100,000
  Capital lease obligations. . . .            16,310          18,216
     Total long-term debt. . . . .           116,310         118,216
Other liabilities:
  Reserve for closed facilities. .            12,364          27,082
  Other deferred liabilities . . .             9,578          10,316
     Total other liabilities . . .            21,942          37,398
Shareholders' equity:
  Preferred stock, $.01 par value,
    100,000 shares authorized  . .               --              --
  Common stock, $.01 par value,
    18,000,000 shares authorized,
    11,500,000 shares issued . . .               115             115
  Capital in excess of par value .            53,541          53,541
  Common stock in treasury,
    at cost, 448,006 shares. . . .            (2,850)         (2,850)
  Other. . . . . . . . . . . . . .               (65)           (387)
  Accumulated (deficit)  . . . . .           (17,708)         (7,934)
     Total shareholders' equity. .            33,033          42,485
     Total liabilities and
       shareholders' equity. . . .          $287,218         $311,484

                 See notes to consolidated financial statements.

                            EAGLE FOOD CENTERS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (unaudited)

                                                    Two Quarters Ended
                                               July 29, 1995   July 30, 1994
Cash flows from operating activities:
 Net earnings (loss) . . . . . . . . . . . . . .  $  (9,774)   $  (6,689)
Adjustments to reconcile net earnings (loss) to
cash provided from operating activities:
 Extraordinary charge before income tax effect .        658            0
 Depreciation and amortization . . . . . . . . .     12,365       11,671
 LIFO charge . . . . . . . . . . . . . . . . . .        500          250
 Deferred charges and credits. . . . . . . . . .      1,665        2,774
 (Gain) loss on disposal of assets . . . . . . .        506          174
Changes in assets and liabilities:
 Receivables and other assets. . . . . . . . . .      4,124       (2,386)
 Inventories . . . . . . . . . . . . . . . . . .      7,459        4,336
 Accounts payable. . . . . . . . . . . . . . . .     (3,954)      (4,557)
 Accrued and other liabilities . . . . . . . . .        758        1,724
 Reserve for closed facilities . . . . . . . . .     (4,690)      (3,793)
   Net cash provided by operating activities . .      9,617        3,504

Cash flows from investing activities:
 Additions to property and equipment . . . . . .     (1,198)      (8,378)
 Additions to property held for sale/leaseback .       (253)        (864)
 Purchases of marketable securities. . . . . . .     (1,487)           0
 Cash proceeds from dispositions of
    property and equipment . . . . . . . . . . .        879          648
       Net cash used in investing activities . .     (2,059)      (8,594)

Cash flows from financing activities:
 Retirement of debt. . . . . . . . . . . . . . .          0          (30)
 Net revolving credit borrowing (repayment). . .     (6,092)       5,000
 Principal payments of capital
   lease obligations . . . . . . . . . . . . . .     (1,814)      (1,347)
 Deferred financing costs. . . . . . . . . . . .       (684)        (175)
   Net cash provided (used) by financing
        activities . . . . . . . . . . . . . . .     (8,590)       3,448

 (Decrease) in cash and cash equivalents . . . .     (1,032)      (1,642)
 Cash and cash equivalents at
   beginning of period . . . . . . . . . . . . .      4,096        8,056

 Cash and cash equivalents at end of period. . .  $   3,064   $    6,414

 Supplemental disclosures of cash flow information:
    Cash paid for interest . . . . . . . . . . .  $   8,611   $    6,713
    Cash paid for income taxes . . . . . . . . .  $  (5,690)  $   (1,360)

 Noncash investing and financing activities
    Capital lease additions. . . . . . . . . . .  $       0   $    2,076
    Unrealized (loss) gain on securities . . . .  $     323   $        0

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

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments necessary for a fair statement of the results of operations and financial position for the interim periods presented. Operating results for the 26 weeks ended July 29, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 1996.

Legal Proceedings
The legal actions between the Company and National NLP, Inc. have been terminated. The court granted judgement in favor of Eagle on all issues. The countersuit filed by NLP claiming there was a contract was dismissed.

Extraordinary Charge
The Company completed an agreement with Congress Financial Corporation (Central) for a $40.0 million Revolving Credit Facility (subsequently expanded to $50.0 million). The early termination of the prior Revolving Credit Agreement resulted in an extraordinary charge of $625,000 (net of tax). This charge represents the unamortized deferred charges related to the replaced Revolving Credit Agreement.

Item 2:   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations
Sales for the Company's second fiscal quarter ended July 29, 1995 were $249.0 million, a decrease of $3.2 million or 1.3% from the second quarter of 1994. Same store sales for the quarter increased
1.9%.   For the two quarters ended July 29, 1995 sales were $494.6 million, a decrease of $7.7 million or 1.5% from the first two quarters of 1994. Same store sales for the two quarters increased 0.6% compared to 1994. The Company is operating seven fewer stores as of the end of the second quarter of 1995 compared to the end of the second quarter of 1994.

Gross margin was 24.94% of sales for the quarter ended July 29, 1995 compared to 24.70% of sales in the comparable quarter of 1994. Gross margin improvement resulted from more effective promotions, better buying practices and distribution expense reductions. For the two quarters ended July 29, 1995 gross margin was 24.98% of sales compared to 24.85% of sales for the same time period in 1994.

Selling, general and administrative expenses were 22.87% of sales for the quarter ended July 29, 1995 compared to 22.35% of sales in the comparable quarter of 1994. For the two quarters ended July 29, 1995, selling, general and administrative expenses were 22.83% of sales versus 21.89% of sales for the same period in 1994. The year-to-year increase primarily reflects increases in store employee costs due to union wage and benefit increases, increases in supply costs and $1.2 million of non-recurring charges related to a lease termination and severance payments.

Depreciation and amortization expenses increased to $6.1 million or 2.46% of sales for the quarter ended July 29, 1995 compared to $5.8 million or 2.32% of sales in the same quarter in 1994. For the two quarters ended July 29, 1995, depreciation and amortization expenses increased to $12.4 million or 2.5% of sales compared to $11.7 million or 2.32% of sales for the same period in 1994. The higher depreciation expenses are primarily related to two new stores that were opened since the second quarter of 1994 and a new capital lease for store computer equipment.

Net interest expense in the quarter ended July 29, 1995 increased to $3.9 million or 1.58% of sales compared to $3.6 million or 1.42% of sales in the comparable quarter of 1994. The increase in interest expense was due to an increase in short term borrowings under the Revolving Credit Agreement. Net interest expense for the two quarters ended July 29, 1995 was $7.9 million or 1.60% of sales compared to $7.1 million or 1.41% of sales in the comparable 1994 time period. There were $15.9 million of borrowings outstanding against the Revolving Credit Agreement as of July 29, 1995.

The net loss for the second quarter ended July 29, 1995 was $5.3 million or $0.48 per share compared to a net loss of $6.3 million or $0.58 per share for the comparable 1994 period. The 1995 net loss includes an extraordinary charge of $625,000 related to the refinancing of the revolving credit facility and $1.2 million of non-recurring charges related to a lease termination and severance payments. The 1994 net loss includes a $4.3 million after tax charge for a voluntary severance program. Excluding the extraordinary and non-recurring charges in 1995 and the severance program costs in 1994, the earnings before interest, taxes, depreciation, and amortization (EBITDA) for the second quarter were $6.3 million in 1995 compared to $5.9 million in the comparable quarter of 1994.

The net loss for the two quarters ended July 29, 1995 was $9.8 million or $0.88 per share compared to a loss of $6.7 million or $0.61 per share in the comparable 1994 period. Excluding the extraordinary and non-recurring charges and the voluntary severance expense in the respective years, results of operations for the first two quarters would have been a loss of $0.72 per share in 1995 compared to a loss of $0.22 per share in 1994.

Liquidity and Capital Resources
Cash provided by operating activities totaled $9.6 million for the two quarters ended July 29, 1995 compared to cash provided of $3.5 million in the comparable two quarters of 1994. Reductions in inventory and accounts receivable and other assets provided $7.5 million and $4.1 million, respectively, in cash for the 1995 period.

Capital expenditures for the two quarters ended July 29, 1995 totaled $1.2 million compared to $8.4 million in the first two quarters of 1994. No stores were opened in the second quarter and two stores were closed. Costs associated with the closings are covered by the store closing reserve. The Company expects to spend approximately $6.0 million for capital expenditures in fiscal 1995, unless business conditions change.

Working capital at July 29, 1995 was negative $13.7 million and the current ratio was .88 to 1, compared to $32.6 million and 1.30 to 1 at July 30, 1994 and $800,000 or 1.01 to 1 at January 28, 1995.
There were $15.9 million in borrowings outstanding against the Revolving Credit Agreement as of July 29, 1995. The Company has reclassified $11.0 million to current liabilities in connection with its intentions to buy out of the Westville lease obligation within the next twelve months. Before this reclassification, working capital at July 29, 1995 was negative $2.7 million and the current ratio would have been approxiametly 1 to 1.

Subsequent Events
The Company expects to complete a buyout of its lease obligation on the closed warehouse location in Westville, Indiana. In conjunction with this transaction, the Company has incurred $11.2 million of letters of credit to secure the Company's proposed settlement ot the lease obligation. The Company expects that all costs associated with the Westville lease termination will be covered by the reserve previously established.

The Company has expanded its revolving credit facility from $40.0 to $50.0 million under the same terms and conditions to accommodate the issuance of these letters of credit. The credit facility requires that availibility is determined using a borrowing base calculation on eligible inventory.

The Company has sold and leased back one store in a transaction which closed since the end of the second quarter realizing proceeds of $2.4 million.

PART II - OTHER INFORMATION

Item 1:  Legal Proceedings

The legal actions between the Company and National NLP, Inc. have been terminated. The court granted judgement in favor of Eagle on all issues. The countersuit filed by NLP claiming there was a contract was dismissed.

Item 4:  Submission of Matters to a Vote of Security Holders

At the Company's 1995 Annual Meeting of Shareholders on June 21,
1995, the shareholders elected the following persons to its Board of Directors for a one year term:

               Martin J. Rabinowitz   Peter B. Foreman
               Robert J. Kelly        Michael J. Knilans
               Pasquale V. Petitti    Alain M. Oberrotman
               Herbert T. Dotterer    Marc C. Particelli
               Steven M. Friedman     William J. Snyder

In the matter of the election of directors, 9,847,843 votes were cast in favor of each director, no votes were cast against, and holders of 616,411 shares abstained or did not vote.

In the matter of ratification of the 1995 Stock Incentive Plan, 7,860,283 votes were cast in favor, 950,473 votes against, and 1,653,498 shares abstained or did not vote.

In the matter of ratification of the appointment of Deloitte &
Touche, LLP as independent auditors, 10,417,954 votes were cast in favor of approval, 34,197 votes were cast against, and holders of 12,103 shares abstained or did not vote.

All votes were in the majority, and thus the directors were declared elected, the 1995 Stock Incentive Plan declared ratified, and the appointment of auditor proposal declared approved.

Item 6:  Exhibits and Reports on Form 8 K

    A:  Exhibits

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


EAGLE FOOD CENTERS, INC.



Dated:  September 8, 1995 /s/   Robert J. Kelly
                          Robert J. Kelly
                          President and Chief Executive Officer



Dated:  September 8, 1995 /s/   Herbert T. Dotterer
                          Herbert T. Dotterer
                          Sr. Vice President - Finance and
                          Chief Financial Officer

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

10.15-- Seventh Amendment to the Credit Agreement and waiver dated April 24, 1995.

10.16-- Loan and Security Agreement, dated as of May 22, 1995, among the Company, as borrower, and the lender party thereto, Congress Financial Corporation (Central).

10.17*-- First Amendment to the Loan and Security Agreement dated August 21, 1995.

10.18*--   1995 Stock Incentive Plan as approved on June 21, 1995.

10.19*--   Employment agreement dated May 10, 1995 between the
           Company and Robert J. Kelly, its President and C.E.O.

12.1--     Computation of Ratio of Earnings to Fixed Charges
           (filed as Exhibit 12.1 to the Registration Statement on Form S-1 No. 33-59454 and incorporated herein by reference).

22.--      Subsidiaries of the Registrant.

27*--      Financial Data Schedule (for SEC use only).



*Filed herewith.