Form 10-Q
period 1995-10-28
EAGLE FOOD CENTERS INC
filed 1995-12-12
CIK 30908

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q



       X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended             October 28, 1995
                    OR
                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

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

The number of shares of the Registrant's Common Stock, par value one cent ($0.01) per share, outstanding at November 30, 1995 was 11,176,994.




Page 1 of 7 pages

                                  PART I - FINANCIAL INFORMATION
Item 1:   Financial Statements
                                         EAGLE FOOD CENTERS, INC.
                                    CONSOLIDATED STATEMENTS OF INCOME
                              (Dollars in thousands, except per share data)
                                               (unaudited)

                                              Quarter Ended          Three Quarters Ended
                                          Oct 28,       Oct 29,       Oct 28,     Oct 29,
                                            1995          1994          1995        1994
Sales. . . . . . . . . . . . . . . . .  $ 246,201     $ 252,183     $ 740,776    $ 754,502
Cost of Goods Sold . . . . . . . . . .    184,365       194,807       555,415      572,299
   Gross Margin. . . . . . . . . . . .     61,836        57,376       185,361      182,203

Operating Expenses:
   Selling, General & Administrative .     54,798        55,307       167,683      165,269
   Voluntary Severance Program . . . .          0             0             0        6,917
   Depreciation and Amortization . . .      6,012         5,866        18,377       17,537
      Operating Income (Loss). . . . .      1,026        (3,797)         (699)      (7,520)

Interest Expense . . . . . . . . . . .      3,808         3,692        11,714       10,758

Earnings (Loss) Before Income Taxes
   (Benefit) and Extraordinary Charge.     (2,782)       (7,489)      (12,413)     (18,278)

Income Taxes (Benefit) . . . . . . . .       (139)          (66)         (621)      (4,166)

Earnings (Loss) Before Extraordinary
   Charge. . . . . . . . . . . . . . .     (2,643)       (7,423)      (11,792)     (14,112)

Extraordinary Charge . . . . . . . . .          0             0           625            0

Net Earnings (Loss). . . . . . . . . .  $  (2,643)    $  (7,423)    $ (12,417)   $ (14,112)


Earnings (Loss) per Share:
   Before Extraordinary Charge . . . .  $   (0.24)    $   (0.67)    $   (1.06)   $   (1.28)
   Extraordinary Charge. . . . . . . .          0             0         (0.06)           0
   Net Earnings (Loss) . . . . . . . .  $   (0.24)    $   (0.67)    $   (1.12)   $   (1.28)

Weighted Average Common Shares
 Outstanding . . . . . . . . . . . . .  11,176,994    11,051,994    11,125,254   11,051,994

See notes to consolidated financial statements.

                               EAGLE FOOD CENTERS, INC.
                              CONSOLIDATED BALANCE SHEETS
                       (Dollars in thousands, except share data)
                                         ASSETS

                                          October 28,  January 28,
                                              1995         1995
                                          (Unaudited)    (Audited)
Current assets:
  Cash and cash equivalents. . . . . . .  $   2,068     $   4,096
  Restricted assets - marketable
     securities, at market . . . . . . .      7,911         5,239
  Accounts receivable. . . . . . . . . .     13,064        11,035
  Income taxes receivable. . . . . . . .      2,186         7,213
  Inventories. . . . . . . . . . . . . .     85,032        83,939
  Prepaid expenses and other . . . . . .      3,269         2,663
     Total current assets. . . . . . . .    113,530       114,185
Property and equipment (net) . . . . . .    147,643       167,749
Other assets:
  Deferred debt issuance costs . . . . .      2,626         2,960
  Excess of cost over fair value
     of net assets acquired. . . . . . .      2,589         2,650
  Property held for sale/leaseback . . .     20,767        20,710
  Other. . . . . . . . . . . . . . . . .      2,930         3,230
     Total other assets. . . . . . . . .     28,912        29,550
     Total assets. . . . . . . . . . . .  $ 290,085     $ 311,484

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable . . . . . . . . . . .  $  46,599     $  44,738
  Payroll and employee benefits. . . . .     14,408        14,678
  Accrued liabilities. . . . . . . . . .     11,877        11,982
  Closed facilities liability. . . . . .     17,774         8,203
  Accrued taxes. . . . . . . . . . . . .      7,085         8,117
  Bank revolving credit loan . . . . . .     21,786        22,000
  Current portion of long-term debt. . .      3,782         3,667
     Total current liabilities . . . . .    123,311       113,385
Long-term debt:
  Senior Notes . . . . . . . . . . . . .    100,000       100,000
  Capital lease obligations. . . . . . .     15,354        18,216
     Total long-term debt. . . . . . . .    115,354       118,216
Other liabilities:
  Reserve for closed facilities. . . . .     10,961        27,082
  Other deferred liabilities . . . . . .     10,043        10,316
     Total other liabilities . . . . . .     21,004        37,398
Shareholders' equity:
  Preferred stock, $.01 par value,
     100,000 shares authorized . . . . .        --            --
  Common stock, $.01 par value,
     18,000,000 shares authorized,
     11,500,000 shares issued. . . . . .        115           115
  Capital in excess of par value . . . .     53,337        53,541
  Common stock in treasury, at cost,
     323,006 and 448,006 shares. . . . .     (2,055)       (2,850)
  Other. . . . . . . . . . . . . . . . .       (320)         (387)
  Accumulated (deficit)  . . . . . . . .    (20,661)       (7,934)
     Total shareholders' equity. . . . .     30,416        42,485
     Total liabilities and
        shareholders' equity . . . . . .  $ 290,085     $ 311,484

See notes to consolidated financial statements.

                              EAGLE FOOD CENTERS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in thousands)
                                   (unaudited)

                                                  Three Quarters Ended
                                                Oct 28, 1995   Oct 29, 1994
Cash flows from operating activities:
 Net earnings (loss) . . . . . . . . . . . . . .$  (12,417)   $  (14,112)
Adjustments to reconcile net earnings (loss)
   to net cash flows from operating activities:
 Depreciation and amortization . . . . . . . . .    18,377        17,537
 Extraordinary loss on retirement of debt. . . .       658             0
 LIFO charge . . . . . . . . . . . . . . . . . .       850           350
 Deferred charges and credits. . . . . . . . . .     2,333         3,688
 Loss on disposal of assets. . . . . . . . . . .       458           652
Changes in assets and liabilities:
 Receivables and other assets. . . . . . . . . .     2,222           618
 Inventories . . . . . . . . . . . . . . . . . .    (1,943)         (802)
 Accounts payable. . . . . . . . . . . . . . . .     1,861         5,615
 Accrued and other liabilities . . . . . . . . .    (1,680)       (1,373)
 Reserve for closed stores and warehouse . . . .    (8,053)       (7,257)
    Net cash flows from operating activities . .     2,666         4,916

Cash flows from investing activities:
 Additions to property and equipment . . . . . .    (2,633)       (7,931)
 Additions to property held for sale/leaseback .       (56)       (9,021)
 Purchase of marketable securities . . . . . . .    (2,324)       (4,745)
 Cash proceeds from dispositions of
   property and equipment. . . . . . . . . . . .     3,966           772
    Net cash flows from investing activities . .    (1,047)      (20,925)

Cash flows from financing activities:
 Retirement of debt. . . . . . . . . . . . . . .         0          (237)
 Net revolving credit borrowing (repayment). . .      (214)       16,000
 Principal payments of capital
    lease obligations. . . . . . . . . . . . . .    (2,749)       (2,029)
 Deferred financing costs. . . . . . . . . . . .      (684)         (175)
    Net cash flows from financing activities . .    (3,647)       13,559

Increase (decrease) in cash and cash
   equivalents . . . . . . . . . . . . . . . . .    (2,028)       (2,450)
Cash and cash equivalents at beginning
   of period . . . . . . . . . . . . . . . . . .     4,096         8,056

Cash and cash equivalents at end of period . . .  $  2,068      $  5,606

Supplemental disclosures of cash flow information:
    Cash paid for interest . . . . . . . . . . .  $ 13,542      $ 12,662
    Cash paid (received) for income taxes. . . .  $ (5,685)     $ (1,482)

Noncash investing and financing activities
    Capital lease additions. . . . . . . . . . .  $      0      $  2,076
    Unrealized gain on securities. . . . . . . .       348             0

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

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results of operations and financial position for the interim periods presented. Operating results for the 39 weeks ended October 28, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 1996.

Legal Proceedings
The legal actions between the Company and National NLP, Inc. have been terminated. The court granted judgement in favor of the Company on all issues. The countersuit filed by NLP claiming there was a contract was dismissed.

Bank Revolving Credit Facility and Extraordinary Charge
The Company completed an agreement in May of 1995 with Congress
Financial Corporation (Central) for a $40.0 million Revolving Credit Facility (subsequently expanded to $50.0 million). The early termination of the prior Revolving Credit Agreement resulted in an extraordinary
charge of $625,000 (net of tax) in the second quarter.    This charge
represents the unamortized deferred charges related to the replaced Revolving Credit Agreement. There were also $13.4 million of letters of credit outstanding against the Revolving Credit Agreement as of October 28, 1995.

Item 2:   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations
Sales for the Company's third fiscal quarter ended October 28, 1995 were $246.2 million, a decrease of $6.0 million or 2.4% from the third quarter of 1994. Same store sales for the quarter increased 1.0%, the second
consecutive quarterly increase.   For the three quarters ended October 28,
1995 sales were $740.8 million, a decrease of $13.7 million or 1.8% from the first three quarters of 1994. Same store sales for the three quarters increased 0.7% compared to 1994. The Company operated six fewer stores at the end of the third quarter of 1995 compared to the end of the third quarter of 1994.

Gross margin was 25.12% of sales for the quarter ended October 28, 1995 compared to 22.75% in the comparable quarter of 1994. Gross margin improvement from prior quarters this fiscal year resulted from more effective promotions, better buying practices and distribution expense reductions. The year to year increase was significant because the 1994 year was unusually low due to aggressive product markdowns. For the three quarters ended October 28, 1995 gross margin was 25.02% compared to 24.15% for the same time period in 1994.

Selling, general and administrative expenses were 22.26% of sales for the quarter ended October 28, 1995 compared to 21.93% in the comparable quarter of 1994. For the three quarters ended October 28, 1995 selling, general and administrative expenses were 22.64% versus 21.90% for the same period in 1994. The increase in expense rate primarily reflects increases in store employee costs due to union wage and benefit increases, increases in supply costs and $1.6 million of non-recurring charges related to a lease termination and severance payments.

Depreciation and amortization expenses increased to $6.0 million or 2.44% of sales compared to $5.9 million or 2.33% of sales in the same quarter in 1994. For the three quarters ended October 28, 1995, depreciation and amortization expenses increased to $18.4 million or 2.48% of sales compared to $17.5 million or 2.32% of sales for the same period in 1994. The higher depreciation expenses are primarily related to two new stores that were opened since the third quarter of last year and a new capital lease for store computer equipment.


Interest expense increased to $3.8 million or 1.55% of sales compared to $3.7 million or 1.46% of sales in the comparable quarter of 1994. The increase in interest expense was due to an increase in short-term borrowings and higher interest rates year to year under the Revolving Credit Agreement. Net interest expense for the three quarters ended October 28, 1995 was $11.7 million or 1.58% of sales compared to $10.8 million or 1.43% of sales in the comparable 1994 time period.

Operations for the third quarter ended October 28, 1995 resulted in a net loss of $2.6 million or $0.24 per share compared to a net loss of $7.4 million or $0.67 per share for the comparable 1994 period. Results of operations for the three quarters ended October 28, 1995 resulted in a net loss of $12.4 million or $1.12 cents per share compared to a net loss of $14.1 million or $1.28 per share in the same three quarters of 1994. The 1995 year-to-date net loss includes an extraordinary charge of $625,000 related to the refinancing of the Revolving Credit Facility. The 1994 year-to-date loss includes a $6.9 million pretax charge for a voluntary severance program for 600 clerks in the Chicago area.

Earnings before interest, taxes, depreciation, amortization and extraordinary charge (EBITDA) increased significantly in the third quarter, $7.1 million in 1995 compared to $2.1 million in 1994. EBITDA for the three quarters ended October 28, 1995 improved to $17.7 million compared to $10.0 million in the comparable 1994 period.

The Company has closed four stores this fiscal year. The Company had previously established a store closing reserve to cover costs related to these closings.

Liquidity and Capital Resources
Cash flows from operating activities provided $2.7 million for the three quarters ended October 28, 1995 compared to cash provided of $4.9 million in the comparable three quarters of 1994.

Capital expenditures for the three quarters ended October 28, 1995 totaled $2.6 million, compared to total capital expenditures of $16.9 million in the first three quarters of 1994. No new stores have been opened in fiscal 1995 while four stores were closed. Proceeds of $2.4 million were received from a one-store sale/leaseback transaction this quarter.

Working capital at October 28, 1995 was a negative $9.8 million and the current ratio was .92 to 1, compared to $22.3 million and 1.18 to 1 at October 29, 1994 and $800,000 or 1.01 to 1 at January 28, 1995. There
was $21.8 million in borrowings outstanding against the Revolving Credit
Agreement as of October 28, 1995.   There were also $13.4 million of
letters of credit outstanding against the Revolving Credit Agreement as of October 28, 1995, leaving a total availability under the Revolving Credit Agreement of approximately $11.8 million. The Company has reclassified $11.0 million to current liabilities in connection with its intention to buy out of a closed warehouse lease obligation within the next twelve months. Before this reclassification, working capital at October 28, 1995 was $1.2 million and the current ratio would have been 1.01 to 1.


 PART II - OTHER INFORMATION

    None

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                       EAGLE FOOD CENTERS, INC.



Dated:  December 8, 1995  /s/   Robert J. Kelly
                          Robert J. Kelly
                          President and Chief Executive Officer



Dated:  December 8, 1995  /s/   Herbert T. Dotterer
                          Herbert T. Dotterer
                          Sr. Vice President - Finance and
                          Chief Financial Officer