Form 10-K
period 1996-02-03
EAGLE FOOD CENTERS INC
filed 1996-04-26
CIK 30908

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K


[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended February 3, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to
         ________________.

                          Commission File No.  0-17871

                            EAGLE FOOD CENTERS, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Delaware                                       36-3548019
- -------------------------------                            ----------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                            Identification No.)

               ROUTE. 67 & KNOXVILLE ROAD, MILAN, ILLINOIS 61264
                    (Address of principal executive offices)

Registrant's telephone number including area code  (309) 787-7700
                                                  ---------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                -----

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $10,322,488 as of April 8, 1996.

The number of shares of the Registrant's Common Stock, par value one cent $(0.01) per share, outstanding on April 8, 1996 was 10,853,894.

Documents incorporated by reference include:
         1) Portions of the definitive Proxy Statement expected to be filed with the Commission on or before May 7, 1996 with respect to the annual meeting of shareholders are incorporated by reference into Part III.


                                1   of  59  Pages
                      Exhibit Index appears on page   45

                       FISCAL YEAR ENDED FEBRUARY 3, 1996
                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


                                     PART I


 Item 1        Business.................................................................................   3

 Item 2        Properties...............................................................................  10

 Item 3        Legal Proceedings........................................................................  11

 Item 4        Submission of Matters to a Vote of Security Holders......................................  11

 Item 4a       Executive Officers of the Registrant.....................................................  12

                                    PART II


 Item 5        Market for the Registrant's Common Equity and Related Shareholder
               Matters..................................................................................  14

 Item 6        Selected Financial Data..................................................................  15

 Item 7        Management's Discussion and Analysis of Financial Condition and  Results
               of Operations............................................................................  16

 Item 8        Financial Statements and Supplementary Data..............................................  23

 Item 9        Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure................................................................  41


                                    PART III

 Item 10       Directors and Executive Officers of the Registrant.......................................  42

 Item 11       Executive Compensation...................................................................  42

 Item 12       Security Ownership of Certain Beneficial Owners and Management........                     42

 Item 13       Certain Relationships and Related Transactions...........................................  42


                                    PART IV

 Item 14       Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................  43

                                     PART I

ITEM 1:  BUSINESS

GENERAL

         Eagle Food Centers, Inc. (the "Company" or "Eagle"), is a Delaware Corporation. It is a leading regional supermarket chain which owns and operates 92 supermarkets in the Quad Cities area of Illinois and Iowa, north, central and eastern Illinois, eastern Iowa, and the Chicago/Fox Valley and northwestern Indiana area under the trade names "Eagle Food Centers", "Eagle Country Markets(R)", "Eagle Country Warehouse", and "BOGO's." Eagle supermarkets offer a full line of groceries, meats, fresh produce, dairy products, delicatessen and bakery products, health and beauty aids and other general merchandise, as well as video rental and floral service.

         The Company's fiscal year ends on the Saturday closest to January 31st. Fiscal 1995 was a 53-week year, fiscal 1994 and fiscal 1993 were 52-week years ended February 3, 1996, January 28, 1995, and January 29, 1994, respectively.

         In fiscal 1994 the Company formed a captive insurance company, Talon Insurance Company ("Talon") in the State of Vermont to provide insurance for its workers compensation and general liability claims. Talon is a wholly-owned subsidiary of Eagle Food Centers, Inc. Prior to the formation of Talon, Eagle used paid loss and retro programs through external insurance companies.

STORE DEVELOPMENT AND EXPANSION

         Eagle currently operates stores in the four general formats discussed below.

         EAGLE COUNTRY MARKETS use a unique decor presentation in a supermarket format introduced by management in 1991. Since that time, eight new Eagle Country Market stores have been opened and 59 Eagle Food Centers have been remodeled, for a total of 67 stores with the Eagle Country Market decor. Management initiated this repositioning program to distinguish its retail presentation from that of its competitors. The first Eagle Country Market store was selected by Chain Store Age Executive as its "1991 Retail Store of the Year." The Eagle Country Market format includes flooring designed to resemble wooden slats, old-fashioned street lamps, country artifacts and wood display tables. Displays and department presentations give the impression of having entered a turn-of-the-century main street in a midwestern country town. A small sign beneath the Eagle Country Market banner says "since 1893," a reference to how long Eagle, through its predecessors, has been in business and a further reinforcement of the store's "country image." In the new stores, extra space has been devoted to expanded perishable departments, tying together produce, full-service delicatessen, service bakery, service seafood and meat departments, and, in certain stores, floral and video rental departments. All newly-built Eagle Country Markets are designed to encourage shoppers to walk through the higher margin "Power Aisle," which includes extensive perishable offerings. Eagle Country Markets tend to be larger stores ranging from 38,000 square feet to 56,000 square feet for new stores. The pricing strategy in the Eagle Country Markets is the same as in Eagle Food Centers--namely, to offer overall lower prices than comparable supermarket competition.

         EAGLE COUNTRY WAREHOUSE, an extension of the Eagle Country Market concept, was introduced in 1992 to capitalize on an expanding high volume, lower price market niche. The Company currently has seven such warehouse-type stores in operation. These 53,000 square foot or larger stores contain the full complement of perishable and specialty departments and are currently located in metropolitan areas where the Company believes it can capitalize on popular demand for the warehouse shopping experience while providing a greater variety of perishables and more customer services than a traditional warehouse store.

         EAGLE FOOD CENTERS use a traditional supermarket format ranging in size from 16,500 square feet to 42,000 square feet. The Company currently has seventeen stores operating under this format. These stores offer a full range of groceries, meats, fresh produce, dairy products, delicatessen and bakery products, health and beauty aids and other general merchandise and many stores offer video rental and floral departments as well. Eagle Food Centers offer overall low prices while providing high quality products and a service-oriented shopping experience.

         BOGO'S FOOD AND DEALS uses a limited assortment format covering approximately 2,000 stock-keeping units of groceries, produce, meat, health and beauty aids, and general merchandise. The purpose of this store is to take advantage of consumer demand for deep discount stores in less densely populated markets. The Company currently operates one BOGO's store opened in a previous Eagle Food Center location. BOGO's operates on three pricing themes: BOGO (buy one-get one free), advertised item, and BOGO everyday low price.

         Management intends to build its future store development strategy around the Eagle Country Market supermarket format. As part of its store development program, management continuously reviews the performance of all its stores and expects to implement a variety of strategies, including converting or modifying certain store formats as well as selling, subleasing or closing underperforming stores.

         The Company has undertaken a store development program to identify markets for new stores and obtain the best potential new store locations available in any target market. In this effort, it has contracted with Oakridge Properties, Ltd. to manage and direct its real estate activities, including the identification and acquisition of new store sites and disposal of closed or underproductive facilities. Management intends to focus the Company's new store development within existing markets or new markets within 200 miles of its central distribution facility in Milan, Illinois where the utilization of existing distribution, marketing and support systems is advantageous to its cost structure. Within these markets, the Company expects to select sites for its stores based upon factors such as existing competition, demographic composition and available locations. The Company prefers to lease stores from local developers and pursues this strategy wherever appropriate and cost-effective. Developers have encountered difficulty in obtaining financing in the recent past, and as a result it has been necessary for the Company to purchase land and build stores itself. The Company completed two sale/leaseback transactions in fiscal 1995 for five existing locations in order to reduce the amount of capital committed to real estate.

STORE OPERATIONS

         The Company's geographic market is divided into three areas, each having an Area Vice President of Operations who is responsible for approximately thirty stores. Areas and stores operate with a certain degree of autonomy to take advantage of local market and consumer needs. Areas and stores are responsible for store operations, associate recruitment and development, community affairs and other functions relating to local operations.

         Store managers are given relatively broad discretion in tailoring merchandise and services to the needs of customers in the particular community. Associate involvement and participation has been encouraged through meetings with the President, district advisory boards and store management team incentive bonus programs for sales and earnings improvement.

COMPUTER AND INFORMATION SYSTEMS

         In February 1996, the Company signed a long-term contract with SHL Systemhouse, Inc. to assume complete responsibility for Eagle's MIS organization as a result of which the Company outsourced the data center operations, legacy applications and network systems management.

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

         In order to perform time and attendance reporting, labor scheduling, store order entry, and shelf label printing applications, the Company has installed IBM AS-400 computers in each store. The AS-400 systems were upgraded in 1994 to provide increased capacity to add additional applications such as direct store delivery, receiving and scale management. The Company utilizes IBM 4680 generation equipment for its point-of-sale systems. The systems provide the ability to offer electronic couponing and a platform for the Eagle Savers' Card, a customer-specific identification card designed to facilitate targeted marketing and frequent shopper programs. In April 1994, the Company installed an AT&T Unix processor together with data base marketing software to store and analyze customer-specific shopping data. This system greatly enhances the value of the Eagle Savers' Card.

         The Company introduced the Eagle Savers' Card program in January 1994. The Eagle Savers' Card program is a frequent shopper program that offers customers discounts on specific products and participation in programs offering rebates based upon the level of spending during a specified period. Customer-specific spending data is stored in a central data base that is used to target market to customers to reward loyalty and increase spending. Currently over 80% of customer sales volume is captured by this system and the customer identification rate is over 60%.

MERCHANDISING STRATEGY

         Eagle's strategy is to strengthen its perception as a price leader compared to other supermarket competitors and to strengthen its image as a high quality, service-oriented supermarket chain and provider of high quality perishables. The Company strives to offer its customers one-stop shopping convenience and price value for all of their food shopping needs.

         CUSTOMER SERVICE

                 Eagle delivers a wide variety of customer services. Most stores provide customer services such as video rental, check cashing, film processing, lottery ticket and money order sales, and UPS shipping. All stores provide quick, friendly checkout service. Management intends as part of its current strategy to further enhance customer service through training of store associates.

         SELECTION

                 A typical Eagle store carries over 23,000 items, including food and general merchandise. The Company carries nationally advertised brands, an extensive selection of top quality private label products and a variety of generic products. All stores carry a full line of dairy, frozen food, health and beauty aids and selected general merchandise. In addition, most stores have service delicatessens and bakeries and some stores provide additional specialty departments such as ethnic food items, floral service, seafood service, salad bars, beer, wine, liquor, and in-store banking facilities.

         PRIVATE LABEL

                 Private label sales are an important element in Eagle's merchandising plan. The Company became a member of the Topco Associates, Inc. buying organization in 1994 and has engaged Daymon Associates, Inc. as its "private label broker." Eagle has a strong penetration in many categories with its Lady Lee brand. In 1995 the Company entered into an agreement with Topco to carry World Classics premium private label products and in 1996 will be introducing the Valu Time label for the low price private label niche.

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

         The Company eliminated its in-house advertising department in 1993. These services are now being purchased from third party providers. This allowed the Company to take advantage of technological advances in layout, desktop publishing and production more quickly than if the Company had attempted to develop such technology internally.

PURCHASING AND DISTRIBUTION

         The Company's stores are located an average of approximately 120 miles from the Company's central distribution facility in Milan, Illinois. This complex includes the Company's executive offices, warehouse, areas used for receiving, shipping and trailer storage and a truck repair facility.

         The Company supplies approximately 70% of its stores' inventory requirements from its 935,332 square foot central distribution facility (which includes approximately 189,072 square feet of refrigerated and freezer space). The remaining 30% of the stores' inventory requirements are delivered direct to the store. The Company's purchasing and distribution functions are managed through its central merchandising system.

         The Company's purchasing and distribution operations permit rapid turnover at its central distribution facility, allowing its stores to offer consistently fresh, high-quality dairy products, meats, produce, bakery items and frozen foods. Also, centralized purchasing and distribution reduces the Company's cost of merchandise and related transportation costs by allowing the Company to take advantage of volume buying opportunities and manufacturers' promotional discounts and allowances and by minimizing vendor distribution costs. The Company engages in forward buying programs to take advantage of temporary price discounts. Due to its proximity to Chicago and other major markets, the Company is able to reduce transportation costs included in cost of goods sold by "backhauling" merchandise to its Milan central distribution facility.

COMPETITION

         The food retailing business is highly competitive. The Company is in direct competition with national, regional and local chains as well as independent supermarkets, warehouse stores, membership warehouse clubs, supercenters, limited assortment stores, discount drug stores and convenience
stores.    The Company also competes with local food stores, specialty food stores (including bakeries, fish markets and butcher shops), restaurants and fast food chains. The principal competitive factors include store location, price, service, convenience, product quality and variety. The number and type of competitors vary by location, and the Company's competitive position varies according to the individual markets in which the Company does business. The Company's principal competitors operate under the trade names of Jewel, Hy-Vee, Dominicks, Kroger, Cub and Sam's. Management believes that the Company's principal competitive advantages are its value perception, the attractive Eagle Country Market store format, concentration in certain markets and expansion of service and product offerings. The Company is at a competitive disadvantage to some of its competitors due to having unionized associates.

         A new format appeared in the Company's trade area in 1994 as five Super KMart supercenters opened. One Wal- Mart Supercenter opened in fiscal 1995. Additional supercenter openings by KMart, Wal-Mart, Target and Meijer are expected in the next several years. Not only does this format add new grocery square footage to the market but it offers traditional grocery products at low prices to attract customers to the location with the intent to draw them to the general merchandise side of the store. These new competitors, who operate at a significant cost advantage to supermarkets because of part time, non-union employees, have announced aggressive expansion plans for the next few years.

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

ASSOCIATES AND LABOR RELATIONS

         At the end of fiscal 1995, the Company had 7,511 associates, 467 of whom were management and administrative associates and 7,044 of whom were hourly associates. Of the Company's hourly associates, substantially all are represented by 19 separate locals which are associated with four international unions. Store associates are represented by several locals of the United Food and Commercial Workers; warehouse associates, warehouse and bakery drivers and office and clerical workers are represented by Teamsters Local 371; bakery plant workers are represented by Bakery and Confectionery Workers Union Local 36; and bakery plant operating engineers are represented by Operating Engineers Local 150. Ten contracts will expire in 1996 covering certain associates in most of the Company's stores and the executive office clerical personnel.

         The Company values its associates and believes that its relationship with them is good. Several associate relations programs have been introduced, including measures that allow associates to participate in store level decisions, safety incentive programs, store and area level advisory boards and store management team incentive bonus programs. In addition, the Company has an associate stock purchase program and a scholarship program for associates' children.

ITEM 2:  PROPERTIES

 STORES

         The Company currently operates 92 stores, ranging in size from 16,500 to 67,500 square feet, with an average size of 36,772 square feet. Fourteen of the Company's stores are owned in fee by the Company. The Company is the lessee or sublessee for the remaining 78 stores. The Company sold and leased back five of its stores in fiscal 1995.

Selected statistics on Eagle retail food stores are presented below:

                                                                           FISCAL YEAR ENDED
                                                           ----------------------------------------------------
                                                              FEBRUARY 3,        JANUARY 28,       JANUARY 29,
                                                                1996               1995               1994
                                                           --------------    --------------      --------------
 Average total sq. ft. per store . . . . . . . . . . .               36,772           36,770           35,520

 Average total sq. ft. selling space per store . . . .               27,102           27,117           26,245


 Stores beginning of year  . . . . . . . . . . . . . .                   96              102              108

 Opened during year  . . . . . . . . . . . . . . . . .                    0                4                3
 Major remodels(1) . . . . . . . . . . . . . . . . . .                    3                2               13

 Closed during year  . . . . . . . . . . . . . . . . .                    4               10                9
 Stores end of year  . . . . . . . . . . . . . . . . .                   92               96              102



 Size of stores at end of year:
 Less than 25,000 sq. ft.  . . . . . . . . . . . . . .                    5                5                5

 25,000 - 29,999 sq. ft. . . . . . . . . . . . . . . .                   29               31               37
 30,000 - 34,999 sq. ft. . . . . . . . . . . . . . . .                    5                5                7

 35,000 - 44,999 sq. ft. . . . . . . . . . . . . . . .                   40               42               43

 45,000 sq. ft. or greater . . . . . . . . . . . . . .                   13               13               10


 Type of stores:
 Eagle Country Markets . . . . . . . . . . . . . . . .                   67               67               70

 Eagle Country Warehouses  . . . . . . . . . . . . . .                    7                7                4

 Eagle Food Centers  . . . . . . . . . . . . . . . . .                   17               21               27
 BOGO's Food and Deals . . . . . . . . . . . . . . . .                    1                1                1


(1)      A remodeling project which costs $100,000 or more.

         Eagle stores contain various specialty departments such as full service delicatessen (89 stores), bakery (87 stores), floral (91 stores), video rentals (52 stores), pharmacy (14 stores), seafood (27 stores), alcoholic beverages (75 stores), Eagle Country Cafe (14 stores), and in-store banks (11 stores).

         Most of the leases and subleases for the stores contain renewal options for periods ranging from five to thirty years. The Company is required to pay fixed rent and a percentage (ranging from 0.75% to 1.5%) of its gross sales in excess of stated minimum gross sales amounts under 80 of the leases and subleases. The Company also has subleases on approximately seventeen former store locations and has eleven vacant former store properties with continuing rent obligations which the Company is attempting to sublease. For additional information on leased premises, see Note H in the notes to the Company's consolidated financial statements included elsewhere in this document.

CENTRAL DISTRIBUTION AND BAKERY FACILITIES

         The Company leases its central distribution facility under a lease expiring in 2007. The Company's central distribution facility contains a total of 935,332 square feet of space.

         The Company's central bakery is a 49,000 square foot facility located in Rock Island, Illinois, three miles from the central distribution facility. The Company's lease for the bakery facility expires in 2001 and has two five-year renewal options.

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

ITEM 3:  LEGAL PROCEEDINGS

         The legal proceedings between the Company and National NLP, Inc. have been terminated. The court granted judgement in favor of Eagle on all issues. The counter suit filed by NLP, Inc. claiming there was a contract was dismissed.

         The Company is subject to various unresolved legal actions which arise in the normal course of its business. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of the possible loss, the Company believes these unresolved legal actions will not have a material effect on its financial position or results of operations.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1995.

ITEM 4A:  EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to the persons who are executive officers of the Company.

NAME                    AGE    POSITION(S) HELD
- ----                    ---    ----------------
Robert J. Kelly(1)      51     Chief Executive Officer, President and Director
Herbert T. Dotterer     51     Senior Vice President-Finance and Administration,
                               Chief Financial Officer, Secretary and Director
David S. Norton         49     Senior Vice President-Retailing
Randy P. Smith          45     Vice President-Human Resources
Gary H. Long            33     Controller and Assistant Secretary

(1) Mr. Kelly succeeded Pasquale V. Petitti as Chief Executive Officer, President and Director effective May 22, 1995.

         The business experience of each of the executive officers during the past five years is as follows:

         Mr. Kelly joined the Company as President and Chief Executive Officer in May 1995. Prior to May 1995, Mr. Kelly was Executive Vice President, Retailing for The Vons Companies, Inc. and was employed by that company since 1963. Mr. Kelly has 33 years of experience in the supermarket industry.

         Mr. Dotterer, who was named Secretary and a Director of the Company in February 1992, served as Controller from August 1988 until June 1991 when he became Vice President-Finance, Chief Financial Officer. He became Senior Vice President-Finance and Administration in January 1994. Prior to August 1988, Mr. Dotterer held various positions with The Kroger Co. and Jewel Companies, Inc. Mr. Dotterer has 34 years of experience in the supermarket industry.

         Mr. Norton joined the Company as Senior Vice President-Retailing in July 1995. Prior to July 1995, Mr. Norton was Vice President-Merchandising for Office 1 beginning in June 1994. From May 1993 to June 1994 Mr. Norton was Vice President of Merchandising for Reliable Corporation. For the period between September 1991 and May 1992, Mr. Norton was Senior Vice President for Food 4 Less Corporation. Mr. Norton had been with the Alpha Beta Company, a grocery retailer, from 1963 until September 1991. The last position held by Mr. Norton with the Alpha Beta Company was Vice President- Sales and Merchandising.

         Mr. Smith, who was named an executive officer of the Company in December 1995, presently serves as Vice President-Human Resources. Mr. Smith joined the Company in April 1993. From October 1992 until April 1993, Mr. Smith was Director - Human Resources for Bozzutto's, Inc. Mr. Smith was Director - Human Resources with MC Sports from August 1991 until May 1992. From January 1989 until August 1991, Mr. Smith was Director - Human Resources for Dominick's Finer Foods.

         Mr. Long, who was named Assistant Secretary of the Company in June 1995, served as Assistant Controller from March 1992 until August 1992 when he became Controller. Prior to March 1992, Mr. Long was Assistant Controller of Piggly Wiggly Southern, Inc., a supermarket chain, beginning in June 1989. Mr. Long has 17 years of experience in the supermarket industry.

         The Company's directors are elected annually to serve until the next annual meeting of shareholders and until their successors have been elected and qualified. None of the directors or executive officers listed herein is related to any other director or executive officer of the Company.

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

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the two fiscal years ended February 3, 1996 all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with, except that one report of ownership by Mr. Herbert Dotterer disclosing one transaction was inadvertently filed late.

                                    PART II




ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS


         The Company's common stock trades on the NASDAQ National Market System under the symbol "EGLE". The stock began trading on July 27, 1989. The following table sets forth, by fiscal quarter, the high and low sale prices reported by the NASDAQ National Market System for the periods indicated. As of April 1, 1996, there were approximately 2,300 beneficial holders of shares.


                                                            YEAR ENDED
                                                            FEBRUARY 3, 1996
                                                            ----------------
                                                            HIGH              LOW
                                                            ----              ---
                     First Quarter                     $    2 7/8       $      3/4
                     Second Quarter                         2 7/8            1 7/8
                     Third Quarter                          2 1/4            1 1/4
                     Fourth Quarter                         2 1/4            1 3/8



                                                                 YEAR ENDED
                                                            JANUARY 28, 1995
                                                            ----------------
                                                            HIGH              LOW
                                                            ----              ---
                     First Quarter                     $    8 1/2       $    4 3/4
                     Second Quarter                         5 3/4            2 1/4
                     Third Quarter                          3 3/4            2 1/4
                     Fourth Quarter                         2 3/4            1 1/8



         There were no dividends paid in fiscal 1995 or 1994. The Indenture underlying the Company's Senior Notes and the Revolving Credit Agreement contain restrictions on the payment of dividends. (See Note F of the notes to the Company's consolidated financial statements). The Company does not intend to pay dividends in the foreseeable future.

ITEM 6:  SELECTED FINANCIAL DATA

      The following table represents selected financial data of the Company on a consolidated basis for the five fiscal years ended February 3, 1996.

      The selected historical financial data for the five fiscal years ended February 3, 1996 are derived from the consolidated financial statements of the Company which have been audited by Deloitte & Touche LLP, independent accountants.

      The selected financial data set forth below should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this document.

                                       YEAR ENDED       YEAR ENDED     YEAR ENDED       YEAR ENDED     YEAR ENDED
                                      FEBRUARY 3,      JANUARY 28,    JANUARY 29,      JANUARY 30,    FEBRUARY 1,
                                         1996           1995             1994             1993           1992
                                  --------------- ---------------- --------------    -------------  -------------
                                       (53 WEEKS)
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

CONSOLIDATED OPERATING DATA:
Sales...............................  $1,023,664       $1,015,063     $1,062,348       $1,081,538     $1,112,203
Gross margin .......................     254,355          242,452        269,188          269,967        278,636
Selling, general and administrative
  expenses .........................     227,106          221,212        225,123          218,874        231,090
Voluntary severance program(1)                --            6,917             --               --             --
Store closing and asset
  revaluation(2)....................       6,519               --         17,015               --             --
Depreciation and amortization.......      23,909           23,774         22,748           21,381         18,450
                                      -----------     ------------   ------------     ------------   ------------
Operating income (loss).............      (3,179)          (9,451)         4,302           29,712         29,096
Interest expense ...................      15,497           14,780         14,244           16,451         13,743
                                      -----------     ------------   ------------     ------------   ------------
Earnings (loss) before income
  taxes & extraordinary charge......     (18,676)         (24,231)        (9,942)          13,261         15,353
Income taxes (benefit)..............        (609)          (5,357)        (3,779)           5,039          6,126
Extraordinary charge(3).............         625               --          3,969               --             --
                                      -----------  ---------------   ------------  ------------------------------
Net earnings (loss).................  $  (18,692)     $   (18,874)   $   (10,132)     $     8,222   $      9,227
                                      ============     ============   ============     ============  =============
Earnings (loss) per common
  share.............................  $    (1.68)    $      (1.71)  $       (.91)    $        .74  $         .82


CONSOLIDATED BALANCE
  SHEET DATA (AT YEAR-END):
Total assets........................     265,278       $  311,484     $  335,165       $  331,809     $  307,351

Total debt (including
  capital leases)...................     122,791          143,883        126,126          116,990         99,368
Total shareholders'
  equity............................      23,921           42,485         61,746           71,389         64,696

(1) Represents a charge of $6.9 million for a voluntary severance program for approximately 600 clerks in the Chicago area in fiscal 1994.
(2) Represents a charge of $6.5 million to reduce book value of certain assets to estimated fair value for asset impairment in fiscal 1995. Represents a charge of $17.0 million to provide for costs of closing certain stores and asset revaluations in connection therewith in fiscal 1993. See Notes B and D of the notes to the Company's consolidated financial statements included elsewhere in this document.
(3) Represents a charge of $625,000 related to the refinancing of the Revolving Credit Facility in fiscal 1995. Represents a charge of $4.0 million related to the early retirement of debt in fiscal 1993.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following table sets forth certain key operating statistics as a percentage of sales for the periods indicated:

                                              YEAR ENDED       YEAR ENDED       YEAR ENDED       YEAR ENDED      YEAR ENDED
                                              FEBRUARY 3,      JANUARY 28,      JANUARY 29,      JANUARY 30,     FEBRUARY 1,
                                                1996             1995              1994            1993             1992
                                          ---------------  ---------------  ---------------  ---------------  ---------------

                                               (53 WEEKS)
Operations Statement Data:
  Sales . . . . . . . . . . . . . . . .          100.00%        100.00%          100.00%          100.00%        100.00%
  Gross margin  . . . . . . . . . . . .           24.85          23.89            25.34            24.96          25.05
  Selling, general and
         administrative expenses  . . .           22.19          21.79            21.20            20.24          20.77
  Depreciation and amortization
         expenses . . . . . . . . . . .            2.34           2.35             2.14             1.98           1.66
  Voluntary severance program . . . . .              --            .68                -                -              -
  Provision for store closing and
        asset revaluation . . . . . . .             .64             --             1.60              --              --
  Operating income (loss) . . . . . . .            (.31)          (.93)             .40             2.75           2.62
  Interest expense  . . . . . . . . . .            1.51           1.46             1.34             1.52           1.24
  Earnings (loss) before income
     taxes & extraordinary charge . . .           (1.82)         (2.39)            (.94)            1.23           1.38
  Income taxes (benefit)  . . . . . . .            (.06)          (.53)            (.36)            0.47           0.55
  Extraordinary charge  . . . . . . . .             .06             --             0.37               --             --
  Net earnings (loss) . . . . . . . . .           (1.83)%        (1.86)%          (0.95)%          0.76%           0.83%

RESULTS OF OPERATIONS

SALES

                                                     YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                      2/03/96          1/28/95          1/29/94
                                                    -----------      -----------      -----------
                                                     (53 WEEKS)
                 SALES  . . . . . . . . . .       $1,023,664       $1,015,063       $1,062,348
                 PERCENT CHANGE . . . . . .             0.8%            (4.5)%           (1.8)%
                 SAME STORE CHANGE  . . . .             1.8%            (2.6)%           (3.4)%

          Sales for fifty-three week fiscal 1995 were $1.024 billion, an increase of $8.6 million or .8% from fiscal 1994. Same store sales increased 1.8% from fiscal 1994 to fiscal 1995 on an equal week basis. Sales increases are attributed to a better in-stock position, more consistent promotions, increased margins and increased Eagle Savers Card usage. The Company was operating four fewer stores as of the end of 1995 compared to 1994.

          Sales for fiscal 1994 were $1.015 billion, a decrease of $47.3 million or 4.5% from fiscal 1993. Same store sales declined 2.6% from fiscal 1993 to fiscal 1994. Management believes the sales decline was primarily due to 14 new competitive store openings, including five supercenters, in the Company's markets and that the Company was operating six fewer stores as of the end of 1994 compared to 1993.

GROSS MARGIN

          Gross margin as a percentage of sales increased to 24.85% in fiscal 1995 from 23.89% in fiscal 1994 and decreased from 25.34% in fiscal 1993. The increase in gross margin in fiscal 1995 is primarily attributed to better buying practices, improved product mix, and a return to more historical pricing levels. The gross margin improvements coincided with improving same store sales trends to positive for the last three quarters of fiscal 1995. The decrease in gross margin in fiscal 1994 was primarily due to increased promotional expenditures in an attempt to stop continued sales erosion. Gross margin included a charge for LIFO in fiscal 1995 of .06% of sales, in fiscal 1994 of 0.18% of sales, and a slight charge for LIFO in fiscal 1993.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

          Selling, general and administrative expenses as a percentage of sales were 22.19% in fiscal 1995 compared to 21.79% in fiscal 1994 and 21.20% in fiscal 1993. Selling, general and administrative expenses were $5.9 million or 2.7% higher in fiscal 1995 than 1994 primarily due to higher store payroll and associate benefit costs. Selling, general and administrative expenses were $3.9 million or 1.7% lower in fiscal 1994 than fiscal 1993 primarily due to a lower store count. The Company added more service hours for its stores to supplement the pricing strategy discussed above during fiscal 1994.

DEPRECIATION AND AMORTIZATION EXPENSE

          Depreciation and amortization expense as a percentage of sales was 2.34% in fiscal 1995 as compared to 2.35% in fiscal 1994 and 2.14% in fiscal 1993. There were no new stores opened in fiscal 1995. The fiscal 1994 increase reflects higher investment in new stores, Eagle Country Market conversions and investment in technology.

PROVISION FOR STORE CLOSING AND ASSET REVALUATION

          During 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of." Under the new standard, if the sum of expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized. The impairment is measured based on the estimated fair value of the asset.

          In determining whether an asset is impaired, assets are required to be grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which, for the Company, is generally on a store by store basis. Prior to the adoption of this standard the Company evaluated impairment for stores which were not to be closed, sold, or otherwise disposed of on an aggregate basis.

          Based upon a review on a store by store basis of those stores where there is an indication that the carrying amount of assets may not be recoverable, the Company recorded a $6.5 million charge to reduce the carrying amounts to their estimated fair value. Estimated fair values were primarily determined based on independent appraisals.

          The Company provided a $17.0 million charge in the fourth quarter of fiscal 1993 to provide for the closing costs, writedown of assets to estimated net realizable values and estimated occupancy costs until disposition for 13 stores intended to be closed in fiscal 1994 and additional amounts for continuing expenses for 13 stores closed prior to January 29, 1994. Approximately one-half of the charge was non-cash to write down book values of property and equipment to estimated realizable values. See Notes B and D of the notes to the Company's consolidated financial statements.

          The Company did not provide reserves for additional store closings during fiscal 1995. The Company closed four stores during fiscal 1995. The costs of these closings were covered by amounts previously reserved. It is management's opinion that the previously reserved amount will be adequate to cover these costs plus other anticipated fiscal 1996 closings.

          During fiscal 1994 the Company did not record an additional provision for closed stores or anticipated closings. The Company closed seven of the 13 stores scheduled for closure in fiscal 1994 and closed an additional three stores not previously scheduled to be closed. The costs associated with the closure of the three additional stores in 1994 were offset by a change in estimate for prior store closings.

VOLUNTARY SEVERANCE PROGRAM

          The fiscal 1994 loss includes a $6.9 million pre-tax charge in the second quarter for a voluntary severance program for approximately 600 clerks in the Chicago area. Management expects that such severance costs should be offset in the future as a result of lower wage and benefit costs of replacement associates.

OPERATING INCOME (LOSS)

          An operating loss of $3.2 million or .31% of sales was incurred in fiscal 1995 compared to a operating loss of $9.5 million or 0.93% of sales in fiscal 1994 and to operating income for fiscal 1993 of $4.3 million or .40% of sales. The operating loss in fiscal 1995 was reduced from the prior year's loss primarily due to increased sales and gross margins. Store wages and related benefits and taxes increased $4.4 million from fiscal 1994 to 1995.
The 1995 loss includes a $6.5 million charge for asset impairments as discussed above. The decline in sales and gross margin as compared to fiscal 1993 were the primary reasons for the 1994 operating loss. The 1994 loss also includes a $6.9 million charge in the second quarter for a voluntary severance program for approximately 600 clerks in the Chicago area. Before the store closing charge that was taken in fiscal 1993, operating income would have been $21.3 million or 2.00% of sales in fiscal 1993.

INTEREST EXPENSE

          Interest expense increased to 1.51% of sales in fiscal 1995 compared to 1.46% of sales in fiscal 1994 and 1.34% of sales in fiscal 1993. In fiscal 1995 interest expense increased due to higher short term borrowings and higher interest rates compared to the prior
year.   In fiscal 1994 interest expense increased due to higher short term borrowings than the prior year.

EXTRAORDINARY CHARGE

          In the second quarter of fiscal 1995 an extraordinary charge of $625,000 or $.06 per share was related to the refinancing of the Revolving Credit Facility. In fiscal 1993 an extraordinary charge of approximately $4.0 million or $.36 per share was related to the early retirement of the 13 1/2% Senior Subordinated Notes. See Note L of the notes to the Company's consolidated financial statements.

NET EARNINGS (LOSS)

          The Company incurred net losses for fiscal 1995, fiscal 1994 and fiscal 1993 of $18.7 million or $1.68 per share, $18.9 million or $1.71 per share and $10.1 million or $.91 per share, respectively. The 1995 net loss includes a $6.5 million pre-tax charge for asset impairment as discussed above. The 1994 net loss includes a $6.9 million pre-tax charge in the second quarter for a voluntary severance program for approximately 600 clerks in the Chicago area. The 1993 net loss includes $17.0 million pre-tax charge for store closing and asset evaluation. The average shares outstanding increased to 11,120,815 in fiscal 1995 from 11,051,994 shares in fiscal 1994 and 11,103,276 shares in fiscal 1993.

          The effective income tax rate was 3.3% for 1995 compared to 22.1% for 1994 and 38.0% for fiscal 1993. The lower tax rate in fiscal 1995 and 1994 was primarily due to limiting the income tax benefits recognized for operating losses to carryback amounts available because of the uncertainty of future recoverability of operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

          Cash provided by operating activities was $14.6 million in fiscal 1995 from $4.1 million in fiscal 1994 and $24.5 million in fiscal 1993. The fiscal 1995 improvement was primarily due to positive working capital changes. Working capital changes used $1.6 million of cash in fiscal 1995 compared to a use of $9.0 million in fiscal 1994 and a use of $10.5 million in fiscal 1993. Capital expenditures totaled $4.6 million in fiscal 1995, $19.3 million in fiscal 1994 and $32.0 million in fiscal 1993, including $2.2 million, $7.0 million and $13.8 million invested in property held for resale in fiscal 1995, 1994 and fiscal 1993, respectively.

The following table summarizes store development and planned reductions:

                                                                        PLANNED
                                                                        FISCAL       FISCAL         FISCAL
                                                                         1996         1995           1994
                                                                        ------      --------       -------
New stores  . . . . . . . . . . . . . . . . . . . . . . . . . .            2            0             4
Store closings  . . . . . . . . . . . . . . . . . . . . . . . .            4            4            10
Expansions and major remodels . . . . . . . . . . . . . . . . .            2            3             2
Store count, end of year  . . . . . . . . . . . . . . . . . . .           90           92            96

         The Company is planning capital expenditures of approximately $16.0 million in fiscal 1996, which is expected to be funded primarily from internally generated cash flows.

         Developer financing for real estate projects has been difficult to obtain over the past several years. As a result, certain projects have been delayed, cancelled or financed internally. The Company owned 14 of its 92 stores as of February 3, 1996 and leased or subleased the remainder. Five stores were sold and leased back which provided $14.0 million of proceeds during fiscal 1995.

         The Company completed a three year agreement in May of 1995 with Congress Financial Corporation (Central) for a $40.0 million Revolving Credit Facility (subsequently expanded to $50.0 million), which replaced its existing revolving credit facility. The Revolving Credit Facility is secured by inventories located at the Company's central distribution facility and stores to provide for the Company's short-term liquidity needs. Cash borrowings under the Company's Revolving Credit Agreement were $2.0 million at February 3, 1996, a reduction of $20.0 million from the prior year end.

The following table summarizes borrowing and interest information:

                                                   FISCAL                 FISCAL                  FISCAL
                                                    1995                   1994                    1993
                                                   2/3/96                 1/28/95                 1/29/94
                                                   ------                 -------                 -------
                                                                     (DOLLARS IN MILLIONS)
Borrowed as of year-end                            $ 2.0                  $22.0                   $ 3.0
Letters of Credit as of year-end                   $12.3                  $ 0                     $ 5.3
Weighted average interest rate                       9.5%                   8.9%                    7.5%
Maximum amount outstanding during year             $26.4                  $31.0                   $21.0
Average amount outstanding during year             $16.1                  $11.9                   $ 5.5

 The Company was in compliance with all covenants at February 3, 1996.

         The Company expects to be in compliance with all covenants for fiscal 1996 based on management's estimates of fiscal 1996 operating results and cash flows. Such estimates include certain improvements in operations for fiscal 1996.

         The Company's cash contingency plan has identified assets that could be converted to cash in the event operating improvements are not achieved. Plans include sales or sale/leaseback transactions of owned stores, land held for future development, closed stores and other selected asset dispositions.

         Working capital (current assets minus current liabilities) and the current ratio (current assets divided by current liabilities) were as follows:

                                     WORKING              CURRENT
                                     CAPITAL               RATIO
                                  ------------           ---------
                                        (DOLLARS IN MILLIONS)
        February 3, 1996              $ 1.6                 1.01 to 1
        January 28, 1995              $ 0.8                 1.01 to 1
        January 29, 1994              $25.7                 1.25 to 1


         Management believes that working capital is adequate for the Company's reasonably foreseeable needs.

         Pursuant to the share repurchase plan adopted by the Board of Directors in December 1995, the Company re- purchased 231,900 shares at a total cost of $416,000 for an average price of $1.80 per share. Also, during fiscal 1995 125,000 shares of treasury stock were sold to Robert J. Kelly per his employment agreement. The difference between the $6.36 average share price at cost and the purchase price of $2.25 per share (market value at date of sale) reduced capital in excess of par value to the extent allowable and the remainder was a reduction of retained earnings. During fiscal 1993 the Company purchased 120,500 shares at a total cost of $842,000 for an average price of $6.98 per share. Additionally, during fiscal 1993, 183,442 shares of treasury stock were used to satisfy awards to the participants of the Performance Equity Plan. These shares were taken out of treasury stock at the average cost of $6.14 per share. The difference between $7.25 issue price and $6.14 treasury stock cost was recorded as Capital in excess of par value. There were no treasury stock purchases during fiscal 1994. Total treasury shares at February 3, 1996 were 554,906 at an average cost of $4.45 per share.

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

         The Company has entered into an agreement in which it expects to terminate the Westville warehouse lease as of April 29, 1996. The Company will incur a net cash outflow of approximately $9.0 million for this transaction. The expected cash outflow is covered by an existing letter of credit under the Company's Revolving Credit Facility, and hence the Company's net cash availability will not be affected. This transaction will not impact reported earnings as the payment is covered in the Reserve for Closed Stores and Warehouse.

INFLATION

         Inflation has had only a minor effect on the operations of the Company and its internal and external sources of liquidity and working capital.

SAFE HARBOR STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

         The statements under Management's Discussion and Analysis of Financial Condition and Results of Operations and the other statements in this Form 10-K which are not historical facts are forward looking statements. These forward looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the effect of economic conditions, the impact of competitive stores and pricing, availability and costs of inventory, the rate of technology change, the availability of capital, supply constraints or difficulties, the effect of the Company's accounting policies, the effect of regulatory and legal developments, and other risks detailed in the Company's Securities and Exchange Commission filings.

NEW PRONOUNCEMENTS

        In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The Company expects to elect to continue to apply APB Opinion No. 25 to its stock based compensation awards to employees. The 1996 adoption of FASB No. 123, therefore, will have no effect on reported earnings.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of Eagle Food Centers, Inc.:

         We have audited the accompanying consolidated balance sheets of Eagle Food Centers, Inc. as of February 3, 1996 and January 28, 1995, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended February 3, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Eagle Food Centers, Inc. as of February 3, 1996 and January 28, 1995, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 1996 in conformity with generally accepted accounting principles.

         As discussed in Note B to the financial statements, in 1995 the Company changed its method of accounting for the impairment of long-lived assets and long-lived assets to be disposed of.



DELOITTE & TOUCHE LLP



Davenport, Iowa
March 22, 1996

                            EAGLE FOOD CENTERS, INC.
                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                              FEBRUAARY 3,              JANUARY 28,
Current assets:                                                  1996                      1995
                                                           ---------------           ---------------
  Cash and cash equivalents . . . . . . . . . . . . . . .     $   1,481                 $   4,096
  Restricted assets - marketable securities,
    at fair value . . . . . . . . . . . . . . . . . . . .         8,855                     5,239
  Accounts receivable . . . . . . . . . . . . . . . . . .        13,129                    11,035
  Income taxes receivable . . . . . . . . . . . . . . . .         4,015                     7,213
  Inventories . . . . . . . . . . . . . . . . . . . . . .        80,892                    83,939
  Prepaid expenses and other  . . . . . . . . . . . . . .         3,745                     2,663
                                                              ----------                ----------
         Total current assets   . . . . . . . . . . . . .       112,117                   114,185

Property and equipment (net)  . . . . . . . . . . . . . .       136,453                   167,749

Other assets:
  Deferred debt issuance costs  . . . . . . . . . . . . .         2,444                     2,960
  Excess of cost over fair value of net assets acquired .         2,569                     2,650
  Property held for resale  . . . . . . . . . . . . . . .         9,253                    20,710
  Other . . . . . . . . . . . . . . . . . . . . . . . . .         2,442                     3,230
                                                              ----------                ----------
Total other assets  . . . . . . . . . . . . . . . . . . .        16,708                    29,550
                                                              ----------                ----------
         Total assets   . . . . . . . . . . . . . . . . .      $265,278                  $311,484
                                                               =========                 =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . .     $  42,025                  $ 44,738
  Payroll and associate benefits  . . . . . . . . . . . .        15,385                    14,678
  Accrued liabilities . . . . . . . . . . . . . . . . . .        18,434                    11,982
  Reserve for closed stores and warehouse . . . . . . . .        17,754                     8,203
  Accrued taxes . . . . . . . . . . . . . . . . . . . . .         9,752                     8,117
  Bank revolving credit facility  . . . . . . . . . . . .         1,992                    22,000
  Current portion of long-term debt   . . . . . . . . . .         5,205                     3,667
                                                              ----------                ----------
         Total current liabilities  . . . . . . . . . . .       110,547                   113,385
Long-term debt:
  Senior Notes  . . . . . . . . . . . . . . . . . . . . .       100,000                   100,000
  Capital lease obligations . . . . . . . . . . . . . . .        15,594                    18,216
                                                              ----------                 ---------
         Total long-term debt   . . . . . . . . . . . . .       115,594                   118,216
Other liabilities:
  Reserve for closed stores and warehouse . . . . . . . .         4,337                    27,082
  Other deferred liabilities  . . . . . . . . . . . . . .        10,879                    10,316
                                                              ----------                 ---------
         Total other liabilities  . . . . . . . . . . . .        15,216                    37,398
Shareholders' equity:
  Preferred stock, $.01 par value, 100,000 shares
    authorized  . . . . . . . . . . . . . . . . . . . . .            --                        --
  Common stock, $.01 par value, 18,000,000 shares
    authorized, 11,500,000 shares issued  . . . . . . . .           115                       115
  Capital in excess of par value  . . . . . . . . . . . .        53,336                    53,541
  Common stock in treasury, at cost, 554,906 and
    448,006 shares  . . . . . . . . . . . . . . . . . . .        (2,471)                   (2,850)
  Other . . . . . . . . . . . . . . . . . . . . . . . . .          (124)                     (387)
  Retained earnings (deficit)   . . . . . . . . . . . . .       (26,935)                   (7,934)
                                                              ---------                 ----------
         Total shareholders' equity   . . . . . . . . . .        23,921                    42,485
                                                              ----------                ----------
         Total liabilities and shareholders' equity   . .      $265,278                  $311,484
                                                               =========                 =========

              See notes to the consolidated financial statements.

                            EAGLE FOOD CENTERS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          YEAR ENDED         YEAR ENDED          YEAR ENDED
                                                         FEBRUARY 3,        JANUARY 28,         JANUARY 29,
                                                            1996                1995                1994
                                                         -----------        -----------         -----------
                                                          (53 WEEKS)
Sales     . . . . . . . . . . . . . . . . . . . .        $ 1,023,664         $ 1,015,063         $ 1,062,348

Cost of goods sold  . . . . . . . . . . . . . . .            769,309             772,611             793,160
                                                         -----------        ------------        ------------

         Gross margin . . . . . . . . . . . . . .            254,355             242,452             269,188

Operating expenses:

  Selling, general and  administrative  . . . . .            227,106             221,212             225,123

  Voluntary severance program . . . . . . . . . .                --                6,917                  --

  Store closing and asset revaluation . . . . . .              6,519                  --              17,015

  Depreciation and amortization . . . . . . . . .             23,909              23,774              22,748
                                                         -----------          -----------         -----------

         Operating income (loss)  . . . . . . . .             (3,179)             (9,451)              4,302

Interest expense  . . . . . . . . . . . . . . . .             15,497              14,780              14,244
                                                         -----------          -----------         -----------

Earnings (loss) before income taxes and
  extraordinary charge  . . . . . . . . . . . . .            (18,676)            (24,231)             (9,942)

Income taxes (benefit)  . . . . . . . . . . . . .               (609)             (5,357)             (3,779)
                                                           ----------         ------------        ------------

Earnings (loss) before extraordinary charge . . .            (18,067)            (18,874)             (6,163)

Extraordinary charge  . . . . . . . . . . . . . .                625                  --               3,969
                                                          ----------       --------------         -----------

Net earnings (loss) . . . . . . . . . . . . . . .         $  (18,692)         $  (18,874)         $  (10,132)
                                                          ==========          ===========         ===========

Weighted average common shares
  outstanding . . . . . . . . . . . . . . . . . .         11,120,815          11,051,994          11,103,276

Earnings (loss) per share:
  Earnings (loss) before extraordinary charge . .        $     (1.62)         $    (1.71)       $      (0.55)
  Extraordinary charge  . . . . . . . . . . . . .               (.06)                 --               (0.36)
                                                         ------------      --------------        -------------
  Net earnings (loss) . . . . . . . . . . . . . .        $     (1.68)         $    (1.71)       $      (0.91)
                                                         ============          ===========       =============

              See notes to the consolidated financial statements.

                            EAGLE FOOD CENTERS, INC.
                       CONSOLIDATED STATEMENTS OF EQUITY
                             (DOLLARS IN THOUSANDS)




                                                                    COMMON STOCK
                                                 --------------------------------------------------
                                                                      CAPITAL IN                                 RETAINED
                                                              PAR     EXCESS OF        TREASURY                  EARNINGS
                                                 SHARES      VALUE    PAR VALUE    SHARES   DOLLARS     OTHER   (DEFICIT)
                                                 -------     -----    ---------    ------   --------    ------   -------
Balance, January 30, 1993 . . . . . . . . .    11,500,000     $115      $53,336   510,948    $(3,134)   $  --   $ 21,072

     Net loss . . . . . . . . . . . . . . .                                                                      (10,132)

     Distribution of treasury shares
        to performance share plan . . . . .                                 205  (183,442)     1,126

     Purchase of treasury  shares . . . . .                                       120,500       (842)
                                             ------------  ------- ------------   --------  --------- --------- --------

Balance, January 29, 1994 . . . . . . . . .    11,500,000      115       53,541   448,006     (2,850)      --     10,940

    Net loss  . . . . . . . . . . . . . . .                                                                      (18,874)

    Pension liability adjustment  . . . . .                                                              (179)

    Change in unrealized loss on marketable
      securities  . . . . . . . . . . . . .                                                              (208)
                                              ------------  ------- ------------   --------  --------- --------- --------

Balance, January 28, 1995 . . . . . . . . .    11,500,000      115       53,541   448,006     (2,850)    (387)    (7,934)

    Net loss  . . . . . . . . . . . . . . .                                                                      (18,692)

    Pension liability adjustment  . . . . .                                                                50

    Change in unrealized gain (loss) on marketable
      securities  . . . . . . . . . . . . .                                                               494

    Purchase of treasury shares . . . . . .                                       231,900       (416)

    Officer stock sale  . . . . . . . . . .                                (205) (125,000)       795     (281)      (309)
                                             ------------  ------- ------------   --------  --------- --------- --------

Balance, February 3, 1996 . . . . . . . . .    11,500,000     $115      $53,336   554,906    $(2,471)   $(124)  $(26,935)
                                               ==========     ====      =======  ========    ========   ======  =========

              See notes to the consolidated financial statements.

                            EAGLE FOOD CENTERS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                              YEAR ENDED       YEAR ENDED      YEAR ENDED
                                                              FEBRUARY 3,      JANUARY 28,     JANUARY 29,
                                                                1996             1995             1994
                                                          ---------------  --------------   ---------------
                                                               (53 WEEKS)
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . .         $  (18,692)      $  (18,874)      $ (10,132)
 Adjustments to reconcile net earnings
   (loss) to net cash flows from operating
   activities:
   Extraordinary charge before income tax effect  . . .                658               --           6,402
   Depreciation and amortization  . . . . . . . . . . .             23,909           23,774          22,748
   Store closing and asset revaluation  . . . . . . . .              6,519               --          17,015
   Deferred income taxes  . . . . . . . . . . . . . . .              1,389              844          (4,637)
   LIFO  charge . . . . . . . . . . . . . . . . . . . .                604            1,810              42
   Deferred charges and credits . . . . . . . . . . . .              3,232            4,614           3,997
   Loss (gain) on disposal of assets  . . . . . . . . .             (1,448)             967            (451)
 Changes in assets and liabilities:
   Accounts receivable and other assets . . . . . . . .             (1,268)          (1,377)         (4,191)
   Inventories  . . . . . . . . . . . . . . . . . . . .              2,443           15,261           5,999
   Accounts payable . . . . . . . . . . . . . . . . . .             (2,713)         (16,093)         (1,481)
   Accrued and other liabilities  . . . . . . . . . . .              6,687            1,986          (2,643)
   Payments on reserve for closed stores and warehouse              (6,764)          (8,785)         (8,177)
                                                                   -------        ---------       ---------
         Net cash flows from operating
           activities . . . . . . . . . . . . . . . . .             14,556            4,127          24,491
Cash flows from investing activities:
  Additions to property and equipment . . . . . . . . .             (2,419)         (12,391)        (18,242)
  Purchase of marketable securities . . . . . . . . . .             (3,122)          (5,447)             --
  Additions to property held for resale . . . . . . . .             (2,163)          (6,944)        (13,766)
  Cash proceeds from dispositions of
    property and equipment  . . . . . . . . . . . . . .             15,568            1,208           2,634
                                                                 ---------       ----------       ---------
         Net cash flows from investing activities . . .              7,864          (23,574)        (29,374)
Cash flows from financing activities:
  Proceeds from borrowings  . . . . . . . . . . . . . .                 --               --         100,000
  Deferred financing costs  . . . . . . . . . . . . . .               (684)            (175)         (3,861)
  Debt prepayment costs . . . . . . . . . . . . . . . .                 --               --          (4,239)
  Principal payments on capital lease obligations . . .             (3,927)          (3,101)         (2,558)
  Retirement of debt  . . . . . . . . . . . . . . . . .                 --             (237)        (69,116)
  Net bank revolving credit borrowing (repayment) . . .            (20,008)          19,000         (18,000)
  Purchase of treasury stock  . . . . . . . . . . . . .               (416)              --            (841)
                                                                -----------   -------------       ----------
         Net cash flows from financing activities . . .            (25,035)          15,487           1,385
                                                                 ----------      ----------       ---------
Decrease in cash and cash equivalents . . . . . . . . .             (2,615)          (3,960)         (3,498)
Cash and cash equivalents at beginning
  of year . . . . . . . . . . . . . . . . . . . . . . .              4,096            8,056          11,554
                                                                 ---------       ----------        --------
Cash and cash equivalents at end of year  . . . . . . .         $    1,481       $    4,096        $  8,056
                                                                ==========       ==========        ========

              See notes to the consolidated financial statements.

                            EAGLE FOOD CENTERS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED FEBRUARY 3, 1996, JANUARY 28, 1995, AND JANUARY 29, 1994


NOTE A--ORGANIZATION

         Eagle Food Centers, Inc. (the "Company"), a Delaware corporation, engaged in the operation of retail food stores, was the General Partner of Eagle Food Centers, L.P. ("EFC"), a Delaware limited partnership, which previously conducted the Eagle Food Centers business. On July 27, 1989, the owners of all of the outstanding common limited partnership interests in EFC exchanged their partnership interests for 8.3 million shares of Common Stock of the Company. As a result, and following the consummation of the offering by the Company of 3.2 million shares of Common Stock and the redemption by EFC of the preferred limited partnership interests in EFC held by Lucky Stores, Inc. ("Lucky") on August 3, 1989, the Company succeeded to the business and assets and assumed the liabilities of EFC.

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  FISCAL YEAR

         The Company's fiscal year ends on the Saturday closest to January 31st. Fiscal 1995 was a 53 week year, fiscal 1994 and fiscal 1993 were 52 week years ended February 3, 1996, January 28, 1995, and January 29, 1994, respectively.

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

         The Company has classified its entire holdings of marketable securities as available for sale reflecting management's intention to hold such securities for indefinite periods of time. Such securities are reported at fair value and the difference between cost and market value is reported as a separate component of shareholders' equity until gains and losses are realized.

  INVENTORIES

         Inventories are valued at the lower of cost or market; cost is determined by the last-in, first-out (LIFO) method for substantially all inventories. The current cost of the inventories was greater than the LIFO value by $8.1 million at February 3, 1996 and $7.5 million at January 28, 1995.

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

LONG-LIVED ASSETS

         During 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of." Under the new standard, if the sum of expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized. The impairment is measured based on the estimated fair value of the asset.

         In determining whether an asset is impaired, assets are required to be grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which, for the Company, is generally on a store by store basis. Prior to the adoption of this standard the Company evaluated impairment for stores which were not to be closed, sold, or otherwise disposed of on an aggregate basis.

         Based upon a review on a store by store basis of those stores where there is an indication that the carrying amount of assets may not be recoverable, the Company recorded a $6.5 million charge to reduce the carrying amounts to their estimated fair value. Estimated fair values were primarily determined based on independent appraisals.

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

PROPERTY HELD FOR RESALE

         Property held for resale is reported at lower of cost or estimated market value.

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

RISKS AND UNCERTAINTIES

         The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the reserve for closed stores and warehouse, workers' compensation and general liability insurance accruals, asset impairments, litigation reserves and income tax accruals including valuation allowances for deferred income tax assets.

         The Company is party to 26 collective bargaining agreements with local unions representing substantially all of the Company's associates. Ten contracts will expire in 1996 covering certain associates in most of the Company's stores and the executive office clerical personnel. The Company expects to negotiate with the unions and to enter into new collective bargaining agreements. There can be no assurance, however, that such agreements will be reached without a work stoppage. A prolonged work stoppage affecting a substantial number of stores could have a material adverse effect on results of the company's operations.

NOTE C--CONSOLIDATED STATEMENTS OF CASH FLOWS

         For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Supplemental cash flow information:

                                                                      1995             1994            1993
                                                                      ----             ----            ----
                                                                          (DOLLARS IN THOUSANDS)
Cash paid for interest  . . . . . . . . . . . . . . . .           $ 14,416         $ 13,718        $ 15,125
Cash paid (received) for income taxes . . . . . . . . .             (6,374)          (2,683)          1,164
Non-cash additions to property and equipment  . . . . .              2,843            2,095               -
Capital lease retirement  . . . . . . . . . . . . . . .                  -                -           1,190
Treasury stock issued . . . . . . . . . . . . . . . . .                  -                -           1,329

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

                                                                                  YEAR ENDED
                                                                               JANUARY 29, 1994
                                                                                (IN THOUSANDS)
                                                                                --------------
         Revalue related fixed assets to estimated realizable values  . . . .        $7,521
         Present value of continuing rental obligations less
            anticipated sublease rentals  . . . . . . . . . . . . . . . . . .         6,783
         Closing costs  . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,180
         Change in estimate for prior store closings  . . . . . . . . . . . .         1,221
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           310
                                                                                   --------
             Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $17,015
                                                                                    =======

         Approximately one half of the charge represented estimated future cash outflows.

         The Company did not provide reserves for additional store closings during fiscal 1995. The Company closed four stores during fiscal 1995 and six dark stores were disposed of through subleases or negotiated terminations. The costs of these closings were covered by amounts previously reserved. It is management's opinion that the previously reserved amount will be adequate to cover these costs plus other anticipated fiscal 1996 closings.

         An analysis of activity in the reserve for closed stores and a warehouse for the years ended February 3, 1996, and January 28, 1995, is as follows:

                                                                            FEBRUARY 3,          JANUARY 28,
                                                                                1996                 1995
                                                                           --------------      ---------------
                                                                                      (IN THOUSANDS)
         Balance at beginning of year . . . . . . . . . . . . . . .             $35,285             $43,916

         Payments, primarily rental payments net of
           sublease rentals . . . . . . . . . . . . . . . . . . . .              (6,764)             (8,785)

         Revaluation/reclassification of fixed assets . . . . . . .              (8,424)             (1,879)

         Interest cost  . . . . . . . . . . . . . . . . . . . . . .               1,994               2,033

         Provision for store closing and asset revaluation  . . . .                  --                  --
                                                                             ----------          ----------

         Balance at end of year (including $17.8  million
           and $8.2 million, respectively, classified as current) .             $22,091             $35,285
                                                                                =======             =======

         The reserve at February 3, 1996, represents estimated future cash outflows primarily related to the present value of net future rental payments. It is management's opinion that the reserve will be adequate to cover continuing costs for the existing closed stores and a warehouse and the stores scheduled to be closed in fiscal 1996.

         During fiscal 1994 the Company did not record an additional provision for closed stores or anticipated closings. The Company closed seven of the 13 stores scheduled for closure in fiscal 1994 and closed an additional three stores not previously scheduled to be closed. The costs associated with the closure of the three additional stores in 1994 were offset by a change in estimate for prior store closings.

         The Company has entered into an agreement in which it expects to terminate the Westville warehouse lease as of April 29, 1996. The Company will incur a net cash outflow of approximately $9.0 million for this transaction. The expected cash outflow is covered by an existing letter of credit under the Company's Revolving Credit Facility, and hence the Company's net cash availability will not be affected. This transaction will not impact reported earnings as the payment is covered in the Reserve for Closed Stores and Warehouse.

NOTE E--PROPERTY AND EQUIPMENT

         The investment in property and equipment is as follows:

                                                                            FEBRUARY 3,          JANUARY 28,
                                                                                1996                 1995
                                                                           --------------      ---------------
                                                                                      (IN THOUSANDS)
Land      . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 11,294            $   9,823
Buildings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             33,326               35,792
Leasehold costs and improvements  . . . . . . . . . . . . . . . . .             38,745               41,152
Fixtures and equipment  . . . . . . . . . . . . . . . . . . . . . .            112,871              131,172
Leasehold interests . . . . . . . . . . . . . . . . . . . . . . . .             28,812               39,871
Property under capital lease  . . . . . . . . . . . . . . . . . . .             30,155               30,656
                                                                             ----------           ---------
Total     . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            255,203              288,466
Less accumulated depreciation and amortization  . . . . . . . . . .           (118,750)            (120,717)
                                                                              ---------          ----------
Property and equipment (net)  . . . . . . . . . . . . . . . . . . .           $136,453             $167,749
                                                                              =========            ========

         Developer financing for real estate projects has been difficult to obtain over the past several years. As a result, certain projects have been delayed, cancelled or financed internally. The Company owned 14 of its 92 stores as of February 3, 1996 and leased or subleased the remainder. Five stores were sold and leased back which provided $14.0 million of proceeds during fiscal 1995. The operating leases on the five stores have a 25 year term with one ten year option and four five year options. The gain on the sale of these properties has been deferred over the life of the original lease term.

         Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. The useful lives of the various classes of assets are as follows:


Buildings        10-25 years     Leasehold Interests           3-25 years

Fixtures and      3-12 years     Property under Capital Lease  Shorter of
   Equipment                                                   economic life
                                                               or lease term

Leasehold Costs &
  Improvements    5-23 years


NOTE F--DEBT

          Long-term debt consists of the following:

                                                                          FEBRUARY 3,          JANUARY 28,
                                                                              1996                 1995
                                                                         --------------       --------------
                                                                                     (IN THOUSANDS)
8 5/8% Senior Notes . . . . . . . . . . . . . . . . . . . . . . . .         $100,000             $100,000
Capital leases (Note H) . . . . . . . . . . . . . . . . . . . . . .           20,799               21,883
                                                                           ---------            ---------
                                                                             120,799              121,883
Less current maturities . . . . . . . . . . . . . . . . . . . . . .            5,205                3,667
                                                                           ---------           ----------
                                                                            $115,594             $118,216
                                                                            ========             ========

         The Company's 8 5/8% Senior Notes are due April 15, 2000. The indenture relating to the 8 5/8% Senior Notes contains provisions as well as certain restrictions relating to certain asset dispositions, sale and leaseback transactions, payment of dividends, repurchase of equity interests, incurrence of additional indebtedness and liens, and certain other restricted payments.

         The Company had a Credit Agreement with Caisse Nationale De Credit Agricole, Chicago branch ("CNCA") and the First National Bank of Chicago as co-agents to make available to the Company an aggregate amount of $35 million for revolving credit loans, working capital loans and letters of credit. This $35 million facility was replaced on May 25, 1995 with a new Credit Agreement with Congress Financial Corporation (Central). The new agreement is a $40 million facility (subsequently amended to $50.0 million) which provides for revolving credit loans and letters of credit. No more than an aggregate of $20.0 million of the total commitment may be drawn by the Company as letters of credit. Total availability under the Credit Agreement is based on percentages of allowable inventory up to a maximum of $50.0 million. The Credit Agreement terminates on May 31, 1998 and is secured by a first priority security interest in all inventories of the Company located in its stores and distribution center in Milan, Illinois. Loans made pursuant to the Credit Agreement bear interest at a fluctuating interest rate based, at the Company's option, on a margin over the base interest rate or a margin over the London Interbank offered rate multiplied by the applicable reserve requirement (the adjusted LIBOR Rate).
The Credit Agreement has one financial covenant related to minimum net worth as defined by the agreement. At February 3, 1996, the defined net worth of the Company exceeds the minimum amount by $25 million.

         At February 3, 1996, the Company had $2.0 million in revolving credit loans outstanding plus $12.3 million in letters of credit outstanding resulting in $29.5 million of availability under the Credit Agreement.

         At January 28, 1995, the Company had $22.0 million in revolving credit loans outstanding and had no outstanding letters of credit and thus had $13.0 million available under the Credit Agreement. The interest rates on the outstanding amounts were 9.5% at February 3, 1996 and 8.9% at January 28, 1995.

         The Company was in compliance with all the covenants in its debt agreements at February 3, 1996. The Company expects to be in compliance with all covenants for fiscal 1996 based on management's estimates of fiscal 1996 operating results and cash flows. Such estimates include certain improvements in operations for fiscal 1996.

NOTE G--TREASURY STOCK

         The Company acquired 231,900 shares of its Common Stock during the fourth quarter of fiscal 1995 at a total cost of $416,337 or an average price of $1.80 per share.

         During the year the Company sold 125,000 shares of treasury stock to its Chief Executive Officer Robert J. Kelly for $2.25 per share (market value at date of sale) in exchange for a note receivable, which is deducted from equity until paid. Total treasury shares at February 3, 1996 were 554,906 at an average cost of $4.45 per share or a total of $2.47 million.

         The Company did not acquire or distribute any shares of its Common Stock during fiscal 1994. In the second quarter of fiscal 1993, the Company acquired 120,500 shares of its Common Stock at a total cost of $0.8 million or an average price of $6.98 per share. During the year the Company distributed 183,442 treasury shares to the performance share plan participants.

NOTE H--LEASES

         Most of the retail stores are leased. Many of the leases have renewal options for periods ranging from five to thirty years. Some provide the option to acquire the property at certain times during the initial lease term for approximately its estimated fair market value at that time, and some require the Company to pay taxes and insurance on the leased property. The Company also leases its central distribution facility under a lease expiring in 2007. Rent expense consists of:

                                                                            YEAR ENDED
                                                      ---------------------------------------------------------
                                                            FEBRUARY 3,         JANUARY 28,        JANUARY 29,
                                                               1996               1995                 1994
                                                         -------------      --------------       --------------
                                                                               (IN THOUSANDS)
Minimum rent under operating leases . . . . . . . . . . .       $21,461             $21,403           $21,526
Additional rent based on sales  . . . . . . . . . . . . .           249                 197               213
Less rentals received on non-cancelable
  subleases . . . . . . . . . . . . . . . . . . . . . . .        (2,432)             (1,796)           (1,749)
                                                              ----------           ---------          --------

                                                                $19,278             $19,804           $19,990
                                                                =======             =======           =======

         Future minimum lease payments under operating and capital leases as of February 3, 1996 are as follows:

                                                                                 OPERATING           CAPITAL
                                                                                   LEASES             LEASES
                                                                                  --------           -------
                                                                                          (IN THOUSANDS)
1996      . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  $ 16,637          $ 7,113
1997      . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    16,466            4,256
1998      . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    16,105            2,456
1999      . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    16,141            2,456
2000      . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    15,922            2,456
Thereafter  . . . . . . . . . . . . . . . . . . . . . . . . . . .                   150,726           14,350
                                                                                   --------          -------
Total minimum lease payments  . . . . . . . . . . . . . . . . . .                  $231,997           33,087
                                                                                   ========
Less amount representing interest . . . . . . . . . . . . . . . .                                     12,288
                                                                                                    --------
Present value of minimum capital lease payments, including $5.2
   million classified as current portion of long-term debt  . . .                                    $20,799
                                                                                                     =======

         The above future minimum lease payments do not include minimum commitments of $49.7 million (exclusive of sublease income) the present value of which is included in the consolidated balance sheet caption "Reserve for closed stores and warehouse".

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

         The following summarizes significant components of the provision for income taxes:

                                                                             YEAR ENDED
                                                         ----------------------------------------------------
                                                                FEBRUARY 3,    JANUARY 28,       JANUARY 29,
                                                                  1996             1995              1994
                                                         ------------------   ---------------   -------------
                                                                              (IN THOUSANDS)
 Income taxes (benefit):
   Federal  . . . . . . . . . . . . . . . . . . . . . . . .      $   ( 609)        $( 4,287)        $( 3,084)
   State  . . . . . . . . . . . . . . . . . . . . . . . . .              0          ( 1,070)        (    695)
                                                                ----------          --------       ----------
                                                                 $   ( 609)        $( 5,357)        $( 3,779)
                                                                 ==========        =========        =========
 Income taxes (benefit) consists of the following:
  Current:
    Federal     . . . . . . . . . . . . . . . . . . . . . .       $( 1,734)        $( 4,648)        $(   676)
     State      . . . . . . . . . . . . . . . . . . . . . .           (222)         ( 1,598)         (   282)
                                                                 ----------         --------        ---------
                                                                  $( 1,956)        $( 6,246)        $(   958)
                                                                  =========        =========        =========
  Deferred:
    Federal     . . . . . . . . . . . . . . . . . . . . . .       $  1,125        $     361         $( 2,408)
    State       . . . . . . . . . . . . . . . . . . . . . .            222              528             (413)
                                                                 ---------        ---------        ----------
                                                                  $  1,347        $     889         $( 2,821)
                                                                  ========        =========         =========

         The differences between income taxes (benefit) at the statutory Federal income tax rate and income taxes (benefit) reported in the consolidated statements of operations are as follows:

                                                                             YEAR ENDED
                                                          ---------------------------------------------------
                                                              FEBRUARY 3,       JANUARY 28,      JANUARY 29,
                                                                1996              1995              1994
                                                          ----------------   --------------   ---------------
                                                                               (IN THOUSANDS)
Income taxes (benefit) at statutory Federal
      tax rate of 35% . . . . . . . . . . . . . . . . . . .       $ (6,537)        $( 8,481)        $( 3,480)
Surtax exemption  . . . . . . . . . . . . . . . . . . . . .            187              241               99
State income taxes, net of Federal benefit  . . . . . . . .           (934)            (706)            (459)
Tax credits . . . . . . . . . . . . . . . . . . . . . . . .              0              (85)             (83)
Valuation allowance . . . . . . . . . . . . . . . . . . . .          6,662            3,483               --
Other     . . . . . . . . . . . . . . . . . . . . . . . . .             13              191              144
                                                                 ---------         --------        ---------
         Total  . . . . . . . . . . . . . . . . . . . . . .       $(   609)        $( 5,357)        $( 3,779)
                                                                  ========         =========        =========


         Deferred tax assets and liabilities arise because of differences between the financial accounting bases for assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are comprised of the following significant temporary differences:

                                                                               FEBRUARY 3,      JANUARY 28,
                                                                                  1996             1995
                                                                             ---------------  -------------
                                                                                       (IN THOUSANDS)

Deferred Tax Assets:
 Store closing and asset revaluation  . . . . . . . . . . . . . .                $ 6,794         $  8,660
 Accrued reserves . . . . . . . . . . . . . . . . . . . . . . . .                  6,200            7,255
 Deferred revenues  . . . . . . . . . . . . . . . . . . . . . . .                  3,077            2,582
 Associate benefits . . . . . . . . . . . . . . . . . . . . . . .                  1,530            2,729
 Tax credit and net operating loss carryforwards  . . . . . . . .                 12,727            5,970
 Valuation allowance  . . . . . . . . . . . . . . . . . . . . . .                (10,145)         ( 3,483)
                                                                                 --------         -------
         Total  . . . . . . . . . . . . . . . . . . . . . . . . .                $20,183          $23,713
                                                                                 =======          =======

Deferred Tax Liabilities:
 Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . .                $17,323          $19,379
 Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . .                  2,860            2,987
                                                                                --------         --------
         Total  . . . . . . . . . . . . . . . . . . . . . . . . .                $20,183          $22,366
                                                                                 =======          =======

Net deferred tax asset, included in other current assets  . . . .              $       0         $  1,347
                                                                               =========         ========

         A valuation allowance has been established for the entire amount of the net deferred tax assets as of February 3, 1996 due to the uncertainty of future recoverability. Deferred tax assets were recognized as of January 28, 1995, to the extent of the tax carryback benefit associated with the expected reversal of temporary differences in fiscal 1995 which were not offset by temporary differences originating in 1995. A valuation allowance had been established for the remainder of the net deferred tax assets due to the uncertainty of future recoverability.

         The amount of tax credit carryforwards available, in thousands of dollars primarily related to the alternative minimum tax and net operating loss carry forwards, and expiration dates are as follows: 1995 - $148, 1996 - $215, 1997 - $454, 1998 - $158, 1999 - $210, 2109 - $2,230, 2110 - $7,268, and
unlimited - $2,044.

NOTE J--ASSOCIATE BENEFIT PLANS

RETIREMENT PLANS

         Substantially all associates of the Company are covered by trusteed, non-contributory retirement plans of the Company or by various multi-employer retirement plans under collective bargaining agreements.

         The Company's defined benefit plans covering salaried and hourly associates provide benefits that are based on associates' compensation during years of service. The Company's policy is to fund no less than the minimum required under the Employee Retirement Income Security Act of 1974. During the years ended February 3, 1996, January 28, 1995, and January 29, 1994, pension costs under the plans totaled $736,000, $844,000, and $885,000, respectively.

         Net periodic pension cost under the Milan office and non-foods warehouse retirement plan (Milan Plan) and the Eagle Food Centers, Inc. Associate Pension Plan (Eagle Plan) includes the following benefit and cost components for the years ended February 3, 1996, January 28, 1995, and January 29, 1994:

                                                                             YEAR ENDED
                                                        -----------------------------------------------------
                                                               FEBRUARY 3,       JANUARY 28,      JANUARY 29,
                                                                 1996              1995              1994
                                                           --------------     -------------    --------------
                                                                                 (IN THOUSANDS)
Service cost  . . . . . . . . . . . . . . . . . . . . . . .      $ 505              $ 626            $ 671
Interest cost . . . . . . . . . . . . . . . . . . . . . . .        583                561              512
Actual return on plan assets  . . . . . . . . . . . . . . .     (1,001)               139             (282)
Net amortization and deferral . . . . . . . . . . . . . . .        649               (482)             (16)
                                                                 -----               -----          ------
Net periodic pension cost . . . . . . . . . . . . . . . . .      $ 736              $ 844            $ 885
                                                                 =====              =====            =====

         The funded status and amounts recognized in the Company's consolidated balance sheets for the Milan Plan and Eagle Plan, as of the measurement dates of December 31, 1995 and 1994, are as follows:

                                                                                   DEC. 31,          DEC. 31,
                                                                                    1995              1994
                                                                                  --------          --------
                                                                                          (IN THOUSANDS)
Plan assets at market value . . . . . . . . . . . . . . . . . . . . . . . .        $ 6,844          $  5,385
Actuarial present value of projected benefit obligation . . . . . . . . . .         (8,634)           (7,650)
                                                                                   --------          --------
Funded status . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,790)           (2,265)
Unrecognized net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .            282               765
Minimum pension liability recognized  . . . . . . . . . . . . . . . . . . .           (518)             (562)
                                                                                 ----------      ------------
Accrued pension cost  . . . . . . . . . . . . . . . . . . . . . . . . . . .        $(2,026)          $(2,062)
                                                                                   ========          ========

         The actuarial present value of the Company's vested benefit obligation for the Milan Plan and Eagle Plan was $7.4 million and $6.4 million and the accumulated benefit obligation was $7.9 million and $7.0 million at December 31, 1995 and 1994, respectively. Plan assets are held in a trust and include corporate and U.S. government debt securities and common stocks.

         Actuarial assumptions used to develop net periodic pension cost for the fiscal years 1995, 1994 and 1993 were as follows:

                                                                            1995          1994        1993
                                                                            ----          ----        ----
Discount rate . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7.5%        8.25%         7.5%
Expected long-term rate of return on assets . . . . . . . . . . . . .       8.0%          8.0%        8.0%
Rate of increase in compensation levels . . . . . . . . . . . . . . .       4.0%          4.0%        4.0%

         The Company also participates in various multi-employer plans. The plans provide for defined benefits to substantially all unionized workers. Amounts charged to pension cost and contributed to the plans for the years ended February 3, 1996, January 28, 1995, and January 29, 1994, totaled $6.4 million, $6.7 million, and $7.0 million, respectively. Under the provisions of the Multi-employer Pension Plan Amendments Act of 1980, the Company would be required to continue contributions to a multi-employer pension fund to the extent of its portion of the plan's unfunded vested liability if it substantially or totally withdraws from such plans. Management does not intend to terminate operations that would subject the Company to such liability.

  INCENTIVE COMPENSATION PLANS

         The Company has incentive compensation plans for store management, department heads and certain other management personnel. Incentive plans included approximately 750 associates. Provisions for payments to be made under the plans are based upon achievement of sales and earnings in excess of specific performance targets.

         Non-qualified stock option plans were ratified by stockholders and implemented in 1990 and 1995 for key management employees. The number of shares outstanding and exercisable is shown in the following table. As of February 3, 1996, there were 983,950 options available for future grants.

                   STOCK OPTIONS OUTSTANDING AND EXERCISABLE


                                                     SHARES SUBJECT            OPTION PRICE
                                                          TO OPTION           RANGE PER SHARE
                                                          ---------           ---------------
Outstanding 1/30/93                                          73,375             $8.50 - $10.00
         Granted                                                  -                         -
         Exercised                                                -                         -
         Cancelled or expired                                10,225             $8.50 - $10.00

Outstanding 1/29/94                                          63,150             $8.50 - $10.00
         Granted                                            287,475             $3.375 - $4.75
         Exercised                                                -                         -
         Cancelled or expired                                 5,275             $3.375 - $10.00

Outstanding 1/28/95                                         345,350             $3.375 - $10.00
         Granted                                          1,016,050             $1.50 - $4.50
         Exercised                                                -                         -
         Cancelled or expired                                76,150             $3.375 - $10.00

Outstanding 2/3/96                                        1,285,250             $1.50 - $10.00

NOTE K--QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                               NET
                                                                               NET            EARNINGS
                                                               GROSS          EARNINGS       (LOSS)
                                               SALES           MARGIN         (LOSS)          PER SHARE
                                               -----           ------       ----------        ---------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1995
Quarter   --First                         $  245,530         $ 61,425       $    (4,483)        $ (.41)
          --Second                           249,045           62,100            (5,291)(3)       (.47)(3)
          --Third                            246,201           61,836            (2,643)          (.24)
          --Fourth                           282,888(1)        68,994            (6,275)(4)       (.56)(4)
                                          ----------         --------      -------------       --------
             Total                        $1,023,664(2)      $254,355        $  (18,692)        $(1.68)
                                          ==========         ========        ===========        =======

1994
Quarter   --First                        $   250,097        $  62,522        $   (  361)        $ (.03)
          --Second                           252,222           62,305            (6,328)(5)       (.58)(5)
          --Third                            252,183           57,376            (7,423)          (.67)
          --Fourth                           260,561           60,249            (4,762)(6)       (.43)(6)
                                         -----------        ---------       -----------           ----
             Total                        $1,015,063         $242,452        $  (18,874)        $(1.71)
                                          ==========         ========        ==========         ======

1993
Quarter   --First                        $   267,402        $  66,947        $   (1,554)(7)    $  (.14)(7)
          --Second                           265,364           67,203               559            .05
          --Third                            260,085           66,872             1,363            .12
          --Fourth                           269,497           68,166           (10,500)(8)       (.94)(8)
                                         -----------       ----------       -----------      ---------
             Total                        $1,062,348         $269,188        $  (10,132)      $   (.91)
                                          ==========         ========        ==========       ========


(1)       Fourteen week quarter.
(2)       Fifty-three week year.
(3) Net loss increased by an extraordinary charge of $625,000 related to the refinancing of the Revolving Credit Facility.
(4) Net loss increased by a $6.5 million charge related to the revaluation of certain assets (FAS 121).
(5) Net loss was increased by a voluntary severance program after-tax charge of $4.2 million or $.38 per share.
(6) Net loss was increased by an after-tax charge of $1.2 million or $.11 per share resulting from an adjustment to the LIFO estimate.
(7) Net earnings were reduced by an after-tax extraordinary charge of $4.0 million or $.36 per share related to the early retirement of debt. Earnings before the extraordinary charge were $2.4 million or $.22 per share.
(8) Net earnings were reduced by a after-tax store closing charge of $10.6 million or $.95 per share. Net earnings were increased by $0.3 million or $.03 per share resulting from a LIFO credit.

NOTE L--EXTRAORDINARY CHARGE

          The extraordinary charge in fiscal 1995 relates to the refinancing of the Revolving Credit Facility (net of applicable income taxes). The extraordinary charge in fiscal 1993 relates to the premium paid to retire the Senior Subordinated Notes early of $4.2 million and the write-off of related deferred financing costs of $2.2 million (net of applicable income taxes).

NOTE M--VOLUNTARY SEVERANCE PROGRAM

          The fiscal 1994 net loss includes a $6.9 million pre-tax charge in the second quarter for a voluntary severance program for approximately 600 clerks in the Chicago area. Management expects that such severance costs should be offset in the future as a result of lower wage and benefit costs of replacement associates.

NOTE N -- FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amounts and fair values of the Company's financial instruments as of February 3, 1996, and January 28, 1995, are as follows:

                                                    FEBRUARY 3, 1996                  JANUARY 28, 1995
                                                    ----------------                  ----------------
                                                    CARRYING       FAIR               CARRYING       FAIR
                                                     AMOUNT       VALUE                AMOUNT       VALUE
                                                     ------       -----                ------       -----
                                                                       (IN THOUSANDS)
Cash and cash equivalents . . . . . . . . . .         $  1,481  $  1,481               $  4,096   $  4,096
Marketable securities . . . . . . . . . . . .            8,855     8,855                  5,239      5,239
Bank revolving credit loan  . . . . . . . . .            1,992     1,992                 22,000     22,000
Senior Notes  . . . . . . . . . . . . . . . .          100,000    70,000                100,000     40,000

          The fair value of cash and cash equivalents approximated its carrying value due to the short-term nature of these instruments. The fair value of marketable securities are based on quoted market prices. The fair value of the Bank revolving credit loan approximated its carrying value due to its floating interest rate. The fair value of the Senior Notes are based on quoted market prices.

          The amortized cost, gross unrealized gains and losses, estimated fair values and maturities of the Company's marketable securities at February 3, 1996, are summarized as follows:

                                                                          FEBRUARY 3, 1996
                                                                          ----------------
                                                                      UNREALIZED     UNREALIZED      FAIR
                                                           COST          GAINS         LOSSES        VALUE
                                                           ----          -----         ------        -----
Money market mutual fund, due
  within one year . . . . . . . . . . . . . . .          $  2,080    $       --     $        --    $  2,080
Municipal bonds, due from 5 to 10
   years    . . . . . . . . . . . . . . . . . .             7,061           286              --       6,775
                                                        ---------   -----------       ---------   ---------
Total marketable securities . . . . . . . . . .          $  9,141    $      286        $     --    $  8,855
                                                         ========    ==========        ========    ========

NOTE O -- LITIGATION

       The legal proceedings between the Company and National NLP, Inc. have been terminated. The court granted judgement in favor of Eagle on all issues. The counter suit filed by NLP, Inc. claiming there was a contract was dismissed.

       The Company is subject to various unresolved legal actions which arise in the normal course of its business. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of the possible loss, the Company believes these unresolved legal actions will not have a material effect on its financial position or results of operations.

NOTE P -- NEW PRONOUNCEMENTS

       In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for
Stock-Based Compensation."   The Company expects to elect to continue to apply
APB Opinion No. 25 to its stock based compensation awards to employees. The 1996 adoption of FASB No. 123, therefore, will have no effect on reported earnings.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       There have been no disagreements on accounting principles or practices or financial statement disclosure between the Company and its independent certified public accountants during the two fiscal years ended February 3, 1996.

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

                                    PART IV


ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                 PAGE
                                                                                                 ----
(a) The following documents are filed as a part of this report:

    1.   Financial Statements:

         - Independent Auditors' Report                                                            23

         - Consolidated Balance Sheets as of February 3, 1996 and January 28, 1995                 24

         - Consolidated Statements of Operations for the years ended February 3, 1996,             25
            January 28, 1995, and January 29, 1994

         - Consolidated Statements of Equity for the years ended February 3, 1996,                 26
            January 28, 1995, and January 29, 1994

         - Consolidated Statements of Cash Flows for the years ended                               27
           February 3, 1996, January 28, 1995, and January 29, 1994

         - Notes to the Consolidated Financial Statements                                          28

    2.   Financial Statement Schedules:

         All schedules are omitted because they are not applicable or not required, or because the information required therein is included in the consolidated financial statements or the notes thereto.

    3.   Exhibits - see Exhibit Index on page 45.

(b)  Reports on Form 8-K:

         No reports on Form 8-K were filed during the fourth quarter of fiscal 1995.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                EAGLE FOOD CENTERS, INC.


                                                By: /s/ Robert J. Kelly
                                                    Robert J. Kelly
                                              President, Chief Executive Officer

DATED:  April 19, 1996

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

       SIGNATURE                                TITLE                                               DATE
       ---------                                -----                                               ----
/s/ Martin J. Rabinowitz             Chairman and Director                                  April 19, 1996
- ------------------------
Martin J. Rabinowitz

/s/ Robert J. Kelly                  President and Director                                 April 19, 1996
- -------------------
Robert J. Kelly                      (Principal Executive Officer)

/s/ Herbert T. Dotterer              Senior Vice President-Finance and                      April 19, 1996
- -----------------------
Herbert T. Dotterer                  Administration, Chief Financial Officer,
                                     Secretary and Director
                                     (Principal Financial and Accounting Officer)

/s/ Peter B. Foreman                 Director                                               April 19, 1996
- --------------------
Peter B. Foreman

/s/ Steven M. Friedman               Director                                               April 19, 1996
- ----------------------
Steven M. Friedman

/s/ Michael J. Knilans               Director                                               April 19, 1996
- ----------------------
Michael J. Knilans

/s/ Alain Oberrotman                 Director                                               April 19, 1996
- --------------------
Alain Oberrotman

/s/ Marc C. Particelli               Director                                               April 19, 1996
- ----------------------
Marc C. Particelli

/s/ Pasquale V. Petitti              Director                                               April 19, 1996
- -----------------------
Pasquale V. Petitti

/s/ William J. Snyder                Director                                               April 19, 1996
- ---------------------
William J. Snyder

EXHIBIT
NUMBER              DESCRIPTION
- -------             -----------
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

10.5--             Management Information Services Agreement, dated November 10, 1987, between Lucky Stores, Inc. and the Company's predecessor (filed as Exhibit 10.20 to the Registration Statement on Form S-1 No. 33-
                   20450 and incorporated herein by reference).

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

10.17--            First Amendment to the Loan and Security Agreement dated August 21, 1995.

10.18--            1995 Stock Incentive Plan as approved on June 21, 1995.

10.19--            Employment agreement dated May 10, 1995 between the Company and Robert J. Kelly, its President and
                   C.E.O.

10.20*--           Employment agreement dated July 10, 1995 between the Company and David S. Norton, its Senior Vice
                   President-Retailing.

10.21*--           Employment agreement dated November 14, 1995 between the Company and John N.A. Turley, its Vice
                   President-Grocery.

10.22*--           Agreement between the Company, Lucky Stores, Inc., The Midland Grocery Company and Roundy's Inc. to
                   terminate the Westville warehouse lease.

12.1--             Computation of Ratio of Earnings to Fixed Charges (filed as Exhibit 12.1 to the Registration
                   Statement on Form S-1 No. 33-59454 and incorporated herein by reference).

22.*--             Subsidiaries of the Registrant.

27*--              Financial Data Schedule (for SEC use only).


*Filed herewith.