Form 10-Q
period 1996-05-04
EAGLE FOOD CENTERS INC
filed 1996-06-17
CIK 30908

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q



       X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended             May 4, 1996
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

The number of shares of the Registrant's Common Stock, par value one cent ($0.01) per share, outstanding at June 1, 1996 was 10,853,894.




Page 1 of 7 pages

                         PART I - FINANCIAL INFORMATION

Item 1:   Financial Statements

                             EAGLE FOOD CENTERS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                  (unaudited)

                                                   Quarter Ended
                                          May 4, 1996     April 29, 1995
Sales. . . . . . . . . . . . . . . . . .  $   248,139      $  245,530
Cost of goods sold . . . . . . . . . . .      185,313         184,105
      Gross margin . . . . . . . . . . .       62,826          61,425

Operating expenses:
   Selling, general & administrative . .       53,103          55,939
   Depreciation and amortization . . . .        5,199           6,240
      Operating income (loss). . . . . .        4,524          (  754)

Interest expense . . . . . . . . . . . .        3,497           3,966
Earnings (loss) before income taxes. . .        1,027          (4,720)
Income taxes (benefit) . . . . . . . . .            0            (237)
Net earnings (loss). . . . . . . . . . .  $     1,027      $   (4,483)

Earnings (loss) per primary
          and fully diluted share. . . .  $      0.09      $    (0.41)

Weighted average common shares
 outstanding . . . . . . . . . . . . . .   10,866,584       11,051,994

                 See notes to consolidated financial statements.

                             EAGLE FOOD CENTERS, INC.
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in thousands)
                                   (Unaudited)
                                      ASSETS

                                              May 4,     February 3,
                                               1996         1996
Current assets:
  Cash and cash equivalents. . . . . . .    $  2,177      $  1,481
  Restricted assets - marketable
       securities, at fair value . . . .       8,934         8,855
  Accounts receivable. . . . . . . . . .      10,041        13,129
  Income taxes receivable. . . . . . . .       4,015         4,015
  Inventories. . . . . . . . . . . . . .      77,969        80,892
  Prepaid expenses and other . . . . . .       3,246         3,745
     Total current assets. . . . . . . .     106,382       112,117

Property and equipment (net) . . . . . .     127,019       136,453
Other assets:
  Deferred debt issuance costs . . . . .       2,272         2,444
  Excess of cost over fair value
       of net assets acquired. . . . . .       2,548         2,569
  Property held for resale . . . . . . .      10,108         9,253
  Other. . . . . . . . . . . . . . . . .       2,212         2,442
     Total other assets. . . . . . . . .      17,140        16,708
       Total assets. . . . . . . . . . .    $250,541      $265,278

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . .    $ 40,952      $ 42,025
  Payroll and associate benefits . . . .      15,905        15,385
  Accrued liabilities. . . . . . . . . .      15,999        18,434
  Reserve for closed stores
                and warehouse. . . . . .       4,026        17,754
  Accrued taxes. . . . . . . . . . . . .       9,674         9,752
  Bank revolving credit facility . . . .       6,103         1,992
  Current portion of long-term debt. . .       5,027         5,205
     Total current liabilities . . . . .      97,686       110,547
Long-term debt:
  Senior Notes . . . . . . . . . . . . .     100,000       100,000
  Capital lease obligations. . . . . . .      14,491        15,594
     Total long-term debt. . . . . . . .     114,491       115,594
Other liabilities:
  Reserve for closed stores
                and warehouse. . . . . .       4,346         4,337
  Other deferred liabilities . . . . . .       9,588        10,879
     Total other liabilities . . . . . .      13,934        15,216
Shareholders' equity:
  Preferred stock, $.01 par value,
   100,000 shares authorized . . . . . .          --            --
  Common stock, $.01 par value,
    18,000,000 shares authorized,
    11,500,000 shares issued . . . . . .         115           115
  Capital in excess of par value . . . .      53,336        53,336
  Common stock in treasury, at cost,
   646,106 shares and 554,906 shares . .      (2,642)       (2,471)
  Other. . . . . . . . . . . . . . . . .        (471)         (124)
  Accumulated (deficit)  . . . . . . . .     (25,908)      (26,935)
     Total shareholders' equity. . . . .      24,430        23,921
       Total liabilities and
        shareholders' equity . . . . . .    $250,541      $265,278

See notes to consolidated financial statements.
                              EAGLE FOOD CENTERS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in thousands)
                                    (unaudited)

                                                 Quarter Ended
                                            May 4, 1996    April 29, 1995
Cash flows from operating activities:
 Net (loss). . . . . . . . . . . . . . . .    $  1,027     $ (4,483)
Adjustments to reconcile net (loss) to
cash provided from operating activities:
 Depreciation and amortization . . . . . .       5,199        6,240
 LIFO charge . . . . . . . . . . . . . . .         250          250
 Deferred charges and credits. . . . . . .         630          824
 Loss on disposal of assets. . . . . . . .           0          152
Changes in assets and liabilities:
 Receivables and other assets. . . . . . .       3,568       (1,550)
 Inventories . . . . . . . . . . . . . . .       2,673        6,577
 Accounts payable. . . . . . . . . . . . .      (1,073)      (2,215)
 Accrued and other liabilities . . . . . .      (3,384)        (891)
 Reserve for closed stores and warehouse .      (9,350)        (832)
       Net cash flows from operating
        activities . . . . . . . . . . . .        (460)       4,072
Cash flows from investing activities:
 Additions to property and equipment . . .        (221)        (366)
 Additions to property held for resale . .        (855)        (190)
 Purchases of marketable securities. . . .        (427)        (794)
  Cash proceeds from dispositions of
    property and equipment . . . . . . . .           0          351
       Net cash flows from investing
        activities . . . . . . . . . . . .      (1,503)        (999)
Cash flows from financing activities:
 Retirement of debt. . . . . . . . . . . .           0            0
 Net revolving credit borrowing
  (repayment). . . . . . . . . . . . . . .       4,111       (1,000)
 Principal payments of capital lease
  obligations. . . . . . . . . . . . . . .      (1,281)        (902)
   Purchase of treasury stock. . . . . . .        (171)           0
 Deferred financing costs. . . . . . . . .           0         (131)
       Net cash flows from financing
        activities . . . . . . . . . . . .       2,659       (2,033)

 Increase in cash and cash equivalents . .         696        1,040
 Cash and cash equivalents at beginning
  of period. . . . . . . . . . . . . . . .       1,481        4,096

 Cash and cash equivalents at end of
  period . . . . . . . . . . . . . . . . .    $  2,177     $  5,136

 Supplemental disclosures of cash flow information:
    Cash paid for interest . . . . . . . .    $  5,702     $  5,962
    Cash paid for income taxes . . . . . .    $      0     $    (68)

 Noncash investing and financing activities:
    Unrealized (loss) gain on securities .    $   (348)    $    144

                 See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accounting Policies
The accompanying unaudited financial statements have been prepared in accordance with the summary of significant accounting policies set forth in the notes to the audited financial statements contained in the Company's Form 10-K filed with the Securities and Exchange Commission on April
26, 1996.

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results of operations and financial position for the interim periods presented. Operating results for the thirteen weeks ended May 4, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 1997.

Item 2:   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations
Sales for the Company's first fiscal quarter ended May 4, 1996 were
$248.1 million, an increase of $2.6 million or 1.1% from the first quarter
of 1995.  Same store sales for the quarter increased 3.3%.   There were
92 stores operating at the end of first quarter of fiscal 1996 compared to 96 at the end of first quarter of fiscal 1995.

Gross margin was 25.3% of sales for the quarter ended May 4, 1996 compared to 25.0% in the comparable quarter of 1995. The increase in gross margin in fiscal 1996 is primarily related to better buying practices, improved product mix and a return to more historical pricing levels.
Gross margin improvements have coincided with positive same store sales trends for the last four quarters.

Selling, general and administrative expenses declined to 21.4% of sales for the quarter ended May 4, 1996 compared to 22.8% in the comparable quarter of fiscal 1995. The decrease in expense rate was primarily due to lower administrative, advertising and consulting expenses.

Depreciation and amortization expenses decreased to $5.2 million or 2.1% of sales compared to $6.2 million or 2.5% of sales in the same quarter in 1995. The lower depreciation expense resulted from fully depreciated assets and the write down of assets required by the adoption of FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of" in 1995.

Interest expense decreased to 1.4% of sales for the quarter ended May 4, 1996 compared to 1.6% in the comparable quarter of fiscal 1995. The decreased expense is due to decreased borrowing levels under the Revolving Credit Agreement.

The first quarter of fiscal 1996 ended May 4, 1996 resulted in net earnings of $1.0 million or $0.09 per share compared to a net loss of $4.5 million or $0.41 per share in the same quarter of fiscal 1995, an improvement of $5.5 million or $0.50 per share. The earnings increase is a result of increased sales, higher gross margin, and lower expense levels as compared to the previous comparable period.

There was no tax provision against the pretax earnings as tax carryforwards are being applied.

Liquidity and Capital Resources
The previously announced termination of the Westville, Indiana warehouse lease was completed during the first quarter. The Company incurred a net cash outflow of $9.1 million for the transaction. The transaction had no impact on earnings, as the cost was previously reserved, and was financed through the Company's credit facility.

Cash used by operating activities totaled $460,000 for the quarter ended May 4, 1996 compared to cash provided of $4.1 million in the comparable quarter of 1995. The primary use of cash related to a $9.1 million payment related to the termination of the Westville warehouse lease. Cash was provided by a decrease in inventory levels of $2.7 million, and decreased accounts receivable and other assets of $3.6 million.

Additions to property and equipment for the quarter ended May 4, 1996 were $221,000 compared to additions of $366,000 in the first quarter of 1995. An additional $855,000 was invested in property held for resale during the first quarter of fiscal 1996, primarily related to new store construction. No stores were opened or closed during the first quarter of fiscal 1996. Two new stores and one major remodel are currently under construction.

There was $6.1 million outstanding under the Revolving Credit Agreement on May 4, 1996 and an additional $3.2 million of letters of credit were outstanding.

Working capital at May 4, 1996 was $8.7 million and the current ratio was 1.09 to 1 compared to $1.6 million and 1.01 to 1 at February 3, 1996 and $25,000 and 1.00 to 1 at April 29, 1995.

Safe Harbor Statements Under the Private Securities Litigation
Reform Act of 1995
The statements under Management's Discussion and Analysis of Financial Condition and Results of Operations and the other statements in this Form
10-Q which are not historical facts are forward looking statements. These forward looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the effect of economic conditions, the impact of competitive stores and pricing, availability and costs of inventory, the rate of technology change, the availability of capital, supply constraints or difficulties, the effect of the Company's accounting policies, the effect of regulatory and legal developments, and other risks detailed in the Company's Securities and Exchange Commission filings.


PART II - OTHER INFORMATION

None

                                SIGNATURES


Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                         EAGLE FOOD CENTERS, INC.



Dated:  June 14, 1996     /s/   Robert J. Kelly
                          Robert J. Kelly
                          President and Chief Executive Officer



Dated:  June 14, 1996     /s/   Herbert T. Dotterer
                          Herbert T. Dotterer
                          Sr. Vice President - Finance and
                          Chief Financial Officer