Form 10-Q
period 1996-08-03
EAGLE FOOD CENTERS INC
filed 1996-09-17
CIK 30908

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q



       X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended             August 3, 1996
                    OR
                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

                 Commission File             Number   0-17871


                               EAGLE FOOD CENTERS, INC.
              (Exact name of registrant as specified in the charter)


          Delaware                             36-3548019
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

Rt. 67 & Knoxville Rd., Milan, Illinois                61264
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (309) 787-7700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X        No

The number of shares of the Registrant's Common Stock, par value one cent ($0.01) per share, outstanding at August 30, 1996 was 10,861,589.

Page 1 of 8 pages

                                 PART I - FINANCIAL INFORMATION
Item 1:   Financial Statements
                                         EAGLE FOOD CENTERS, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Dollars in thousands, except per share data)
                                               (unaudited)

                                            Quarter Ended          Two Quarters Ended
                                        August 3,    July 29,     August 3,    July 29,
                                          1996          1995         1996        1995
Sales. . . . . . . . . . . . . . . . .  $ 257,645   $ 249,045     $ 505,784   $ 494,575
Cost of Goods Sold . . . . . . . . . .    192,780     186,945       378,093     371,050
   Gross Margin. . . . . . . . . . . .     64,865      62,100       127,691     123,525

Operating Expenses:
   Selling, General & Administrative .     55,384      56,946       108,487     112,885
   Depreciation and Amortization . . .      5,161       6,125        10,360      12,365
      Operating Income (Loss). . . . .      4,320        (971)        8,844      (1,725)

Interest Expense . . . . . . . . . . .      3,160       3,940         6,657       7,906
Earnings (Loss) Before Income Tax
   (Benefit) and Extraordinary Charge.      1,160      (4,911)        2,187      (9,631)
Income Tax (Benefit) . . . . . . . . .          0        (245)            0        (482)
Earnings (Loss) Before Extraordinary
   Charge. . . . . . . . . . . . . . .      1,160      (4,666)        2,187      (9,149)
Extraordinary Charge . . . . . . . . .          0         625             0         625
Net Earnings (Loss). . . . . . . . . .  $   1,160   $  (5,291)    $   2,187   $  (9,774)

Earnings (Loss) per Share:
Primary:
   Before Extraordinary Charge . . . .  $    0.11   $   (0.42)    $    0.20   $   (0.82)
   Extraordinary Charge. . . . . . . .       0.00       (0.06)         0.00       (0.06)
   Net Earnings (Loss) . . . . . . . .  $    0.11   $   (0.48)    $    0.20   $   (0.88)
Fully Diluted Net Earnings (Loss). . .  $    0.10   $   (0.48)    $    0.19   $   (0.88)

Weighted Average Shares                 11,410,000  11,147,000    11,416,000  11,099,000

See notes to the consolidated financial statements.

                            EAGLE FOOD CENTERS, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)
                                      ASSETS

                                            August 3,   February 3,
                                               1996        1996
Current assets:
  Cash and cash equivalents. . . . . . .   $   6,609     $   1,481
  Restricted assets - marketable
   securities, at fair value . . . . . .       9,412         8,855
  Accounts receivable. . . . . . . . . .      10,846        13,129
  Income taxes receivable. . . . . . . .       4,013         4,015
  Inventories. . . . . . . . . . . . . .      78,668        80,892
  Prepaid expenses and other . . . . . .       2,972         3,745
     Total current assets. . . . . . . .     112,520       112,117

Property and equipment (net) . . . . . .     120,069       136,453
Other assets:
  Deferred debt issuance costs . . . . .       2,106         2,444
  Excess of cost over fair value
   of net assets acquired. . . . . . . .       2,528         2,569
  Property held for resale . . . . . . .      11,202         9,253
  Other. . . . . . . . . . . . . . . . .       2,328         2,442
     Total other assets. . . . . . . . .      18,164        16,708
       Total assets. . . . . . . . . . .   $ 250,753     $ 265,278

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . .   $  44,511     $  42,025
  Payroll and associate benefits . . . .      16,038        15,385
  Accrued liabilities. . . . . . . . . .      18,546        18,434
  Reserve for closed stores
   and warehouse . . . . . . . . . . . .       3,835        17,754
  Accrued taxes. . . . . . . . . . . . .       9,833         9,752
  Bank revolving credit facility . . . .           0         1,992
  Current portion of long-term debt. . .       5,030         5,205
     Total current liabilities . . . . .      97,793       110,547
Long-term debt:
  Senior Notes . . . . . . . . . . . . .     100,000       100,000
  Capital lease obligations. . . . . . .      13,179        15,594
     Total long-term debt. . . . . . . .     113,179       115,594
Other liabilities:
  Reserve for closed stores
   and warehouse . . . . . . . . . . . .       4,129         4,337
  Other deferred liabilities . . . . . .      10,075        10,879
     Total other liabilities . . . . . .      14,204        15,216
Shareholders' equity:
  Preferred stock, $.01 par value,
   100,000 shares authorized . . . . . .         --            --
  Common stock, $.01 par value,
   18,000,000 shares authorized,
   11,500,000 shares issued  . . . . . .        115           115
  Capital in excess of par value . . . .     53,336        53,336
  Common stock in treasury, at cost,
   638,411 shares and 554,906 shares . .     (2,610)       (2,471)
  Other. . . . . . . . . . . . . . . . .       (494)         (124)
  Retained earnings (deficit)  . . . . .    (24,770)      (26,935)
     Total shareholders' equity. . . . .     25,577        23,921
       Total liabilities and
        shareholders' equity . . . . . .  $ 250,753     $ 265,278

See notes to the consolidated financial statements.

                         EAGLE FOOD CENTERS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in thousands)
                               (unaudited)

                                                 Two Quarters Ended
                                                  August 3,     July 29,
                                                    1996          1995
Cash flows from operating activities:
 Net earnings (loss) . . . . . . . . . . . . . .  $   2,187    $  (9,774)
Adjustments to reconcile net earnings (loss) to
net cash flows from operating activities:
 Extraordinary charge before income tax effect .          0          658
 Depreciation and amortization . . . . . . . . .     10,360       12,365
 LIFO charge . . . . . . . . . . . . . . . . . .        600          500
 Deferred charges and credits. . . . . . . . . .      1,340        1,665
 Loss on disposal of assets. . . . . . . . . . .        506          506
Changes in assets and liabilities:
 Receivables and other assets. . . . . . . . . .      2,844        4,124
 Inventories . . . . . . . . . . . . . . . . . .      1,623        7,459
 Accounts payable. . . . . . . . . . . . . . . .      2,486       (3,954)
 Accrued and other liabilities . . . . . . . . .         42          758
 Reserve for closed stores and warehouse . . . .    (10,330)      (4,690)
   Net cash flows from operating activities. . .     11,658        9,617

Cash flows from investing activities:
 Additions to property and equipment . . . . . .     (2,416)      (1,198)
 Additions to property held for sale/leaseback .     (1,949)        (253)
 Purchases of marketable securities. . . . . . .       (927)      (1,487)
 Cash proceeds from dispositions of
    property and equipment . . . . . . . . . . .      3,515          879
       Net cash flows from investing activities.      1,777       (2,059)

Cash flows from financing activities:
 Net revolving credit repayment. . . . . . . . .     (1,992)      (6,092)
 Principal payments of capital
  lease obligations. . . . . . . . . . . . . . .     (2,590)      (1,814)
 Deferred financing costs. . . . . . . . . . . .          0         (684)
   Purchase of treasury stock. . . . . . . . . .       (171)           0
   Net cash flows from financing
        activities . . . . . . . . . . . . . . .     (4,753)      (8,590)

 Increase (decrease) in cash and
  cash equivalents . . . . . . . . . . . . . . .      5,128       (1,032)
 Cash and cash equivalents at
  beginning of period. . . . . . . . . . . . . .      1,481        4,096

 Cash and cash equivalents at end of period. . . $    6,609    $   3,064

 Supplemental disclosures of cash flow information:
    Cash paid for interest . . . . . . . . . . . $    6,322    $   8,611
    Cash paid (received) for income taxes. . . . $       30    $  (5,690)

 Noncash investing and financing activities
    Unrealized gain (loss) on securities . . . . $     (370)   $     323

See notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accounting Policies
The accompanying unaudited financial statements have been prepared in accordance with the summary of significant accounting policies set forth in the notes to the consolidated financial statements contained in the Company's Form 10-K filed with the Securities and Exchange Commission on April 26, 1996.

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results of operations and financial position for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 1997.

Weighted Average Shares
Primary and fully diluted net earnings (loss) per share is calculated by dividing net earnings (loss) by the total of the weighted average shares, assuming the dilutive offset of exercise of outstanding stock options computed in accordance with the treasury stock method.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Sales for the Company's second quarter ended August 3, 1996 were $257.6 million, an increase of $8.6 million or 3.5% from the second quarter of fiscal
1995.  Same store sales for the quarter increased 4.7%.   This is the fifth
consecutive quarter of increased same store sales. For the two quarters ended August 3, 1996 sales were $505.8 million, an increase of $11.2 million or 2.3% from the first two quarters of fiscal 1995. Same store sales for the two quarters increased 4.0%. The Company is operating two fewer stores as of the end of the second quarter of 1996 compared to the end of the second quarter of 1995.

Gross margin was 25.2% of sales for the quarter ended August 3, 1996 compared to 24.9% of sales in the comparable quarter of 1995. For the two quarters ended August 3, 1996 gross margin was 25.3% of sales compared to 25.0% of sales for the same time period in 1995. Gross margin improvement resulted from better buying practices, improved product mix and a return to more historical pricing levels.

Selling, general and administrative expenses were 21.5% of sales for the quarter ended August 3, 1996 compared to 22.9% of sales in the comparable quarter of 1995. For the two quarters ended August 3, 1996, selling, general and administrative expenses were 21.5% of sales versus 22.8% of sales for the same period in 1995. The decrease primarily reflects lower administrative and advertising expenses. The 1995 period included $1.2 million of non-recurring charges related to a lease termination and severance payments.

Depreciation and amortization expenses decreased to $5.2 million or 2.0% of sales for the quarter ended August 3, 1996 compared to $6.1 million or 2.5% of sales in the same quarter in 1995. For the two quarters ended August 3, 1996, depreciation and amortization expenses decreased to $10.4 million or 2.1% of sales compared to $12.4 million or 2.5% of sales for the same period in 1995. The lower depreciation expense resulted from assets becoming fully depreciated and the write down of assets required by the adoption of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in 1995.

Net interest expense in the quarter ended August 3, 1996 decreased to $3.2 million or 1.2% of sales compared to $3.9 million or 1.6% of sales in the comparable quarter of 1995. Net interest expense for the two quarters ended August 3, 1996 was $6.7 million or 1.3% of sales compared to $7.9 million or 1.6% of sales in the comparable 1995 time period. The reduction in interest expense was due to decreased short term borrowings under the Revolving Credit Agreement. There were no borrowings outstanding against the Revolving Credit Agreement as of August 3, 1996. The Company has been able to decrease its borrowings under the Revolving Credit Agreement primarily due to its improved results from operations and asset management.

The second quarter of fiscal 1996 ended August 3, 1996 resulted in net earnings of $1.2 million or $0.10 per share on a fully diluted basis compared to a net loss of $5.3 million or $0.48 per share in the same quarter of fiscal 1995, an improvement of $6.5 million. This is the second consecutive quarter of operating profit. The 1995 period included an extraordinary charge of $625,000 related to the refinancing of the Revolving Credit Agreement. The two quarters ended August 3, 1996 resulted in net earnings of $2.2 million or $0.19 per share on a fully diluted basis compared to a net loss of $9.8 million or $0.88 per share for the same period of fiscal 1995, an improvement of $12.0 million. The earnings improvement is a result of increased sales, higher gross margin, and lower expense levels as compared to the same period in the previous year.

Liquidity and Capital Resources
Cash provided by operating activities totaled $11.7 million for the two quarters ended August 3, 1996 compared to cash provided of $9.6 million in the comparable two quarters of 1995. Reductions in inventory and accounts receivable and other assets provided $1.6 million and $2.8 million, respectively, and an increase in accounts payable provided $2.5 million in cash for the 1996 period.

Capital expenditures for the two quarters ended August 3, 1996 totaled $2.4 million compared to $1.2 million in the first two quarters of 1995. Expenditures for property held for resale for the two quarters ended August 3, 1996 totaled $1.9 million compared to $0.3 million in the first two quarters of 1995, The Company opened one new replacement store during the quarter and currently has two new stores under construction and one major remodeling project in progress. The Company completed a one-store sale/leaseback transaction during the quarter with net proceeds of $3.5 million. The Company estimates capital expenditures and expenditures for property held for resale to be $16.0 million in fiscal 1996.

The termination of the Westville, Indiana warehouse lease was completed during the first quarter. The Company incurred a net cash outflow of $9.1 million for the transaction. The transaction had no impact on earnings, as the cost was previously reserved, and was financed through the Company's credit facility.

Working capital at August 3, 1996 was $14.7 million and the current ratio was
1.15 to 1, compared to negative $13.7 million and .88 to 1 at July 29, 1995 and $1.6 million or 1.01 to 1 at February 3, 1996. There were no borrowings outstanding against the Revolving Credit Agreement as of August 3, 1996.

Safe Harbor Statements Under the Private Securities Litigation Reform Act of 1995
The statements under Management's Discussion and Analysis of Financial
Condition and Results of Operations and the other statements in this Form 10-Q which are not historical facts are forward looking statements. These forward looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the effect of economic conditions, the impact of competitive stores and pricing, availability and costs of inventory, labor costs, the rate of technology change, the availability of capital, supply constraints or difficulties, the effect of the Company's accounting policies, the effect of regulatory and legal developments, and other risks detailed in the Company's Securities and Exchange Commission filings.

PART II - OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders

At the Company's 1996 Annual Meeting of Shareholders on June 5, 1996, the shareholders elected the following persons to its Board of Directors for a one year term:
                     Martin J. Rabinowitz    Peter B. Foreman
                          Robert J. Kelly    Michael J. Knilans
                      Pasquale V. Petitti    Alain M. Oberrotman
                      Herbert T. Dotterer    Marc C. Particelli
                       Steven M. Friedman    William J. Snyder

In the matter of the election of directors, voting was as follows:

                                            For     Withheld
     Herbert T. Dotterer                10,447,694   43,104
     Peter B. Foreman                   10,447,250   43,548
     Steven M. Friedman                 10,450,212   40,586
     Robert J. Kelly                    10,450,062   40,736
     Michael J. Knilans                 10,452,971   37,827
     Alain M. Oberrotman                10,450,250   40,548
     Marc C. Particelli                 10,450,250   40,548
     Pasquale V. Petitti                10,452,271   38,527
     Martin J. Rabinowitz               10,446,241   44,557
     William J. Snyder                  10,449,862   40,936

In the matter of ratification of the appointment of Deloitte & Touche, LLP as independent auditors, 10,425,335 votes were cast in favor of approval, 22,186 votes were cast against, and holders of 497,578 shares abstained or did not vote.

All votes were in the majority, and thus the directors were declared elected and the appointment of auditor proposal declared approved.

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


EAGLE FOOD CENTERS, INC.



Dated:  September 13, 1996   /s/   Robert J. Kelly
                             Robert J. Kelly
                             President and Chief Executive Officer



Dated:  September 13, 1996   /s/   Herbert T. Dotterer
                             Herbert T. Dotterer
                             Sr. Vice President - Finance and
                             Chief Financial Officer

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

10.17--    First Amendment to the Loan and Security Agreement dated
           August 21, 1995.

10.18--    1995 Stock Incentive Plan as approved on June 21, 1995.

10.19--    Employment agreement dated May 10, 1995 between the
           Company and Robert J. Kelly, its President and C.E.O.

10.20--    Employment agreement dated July 10, 1995 between the
           Company and David S. Norton, its Senior Vice President-
           Retailing.

10.21-- Employment agreement dated November 14, 1995 between the Company and John N.A. Turley, its Vice President-Grocery.

10.22--    Agreement between the Company, Lucky Stores, Inc., The
           Midland Grocery Company and Roundy's Inc. to terminate the Westville warehouse lease.

11--*      Computation of net income (loss) per share.

12.1--     Computation of Ratio of Earnings to Fixed Charges (filed as
           Exhibit 12.1 to the Registration Statement on Form S-1 No. 33-59454 and incorporated herein by reference).

22--       Subsidiaries of the Registrant.

27--       Financial Data Schedule (for SEC use only).

*Filed herewith