Form 10-Q
period 1996-11-02
EAGLE FOOD CENTERS INC
filed 1996-12-10
CIK 30908

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-Q



       X      	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended          November 2, 1996
				OR
               	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from

                    Commission File Number   0-17871


                       EAGLE FOOD CENTERS, INC.
        (Exact name of registrant as specified in the charter)


             		Delaware	                     				36-3548019
    (State or other jurisdiction of			(I.R.S. Employer Identification No.)
     incorporation or organization)

Rt. 67 & Knoxville Rd., Milan, Illinois                61264
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (309) 787-7700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.	Yes   X    	No

The number of shares of the Registrant's Common Stock, par value one cent ($0.01) per share, outstanding at November 30, 1996 was 10,865,389.




Page 1 of 7 pages

                       PART I - FINANCIAL INFORMATION
Item 1:	Financial Statements
                           EAGLE FOOD CENTERS, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share data)
                                (unaudited)

                                 Quarter Ended          Three Quarters Ended
                            	 Nov 2,      Oct 28,         Nov 2,     Oct 28,
                              1996         1995            1996       1995
Sales	. . . . . . . . . . .$ 248,293    $ 246,201      $ 754,077   $ 740,776
Cost of Goods Sold	 . . . .  185,523      184,365        563,616     555,415
   Gross Margin	. . . . . .   62,770       61,836        190,461     185,361
Operating Expenses:
   Selling, General
    & Administrative. . . .   54,037       54,798        162,524     167,683
   Depreciation and
    Amortization. . . . . .    5,014        6,012         15,374      18,377
Operating Income (Loss) . .    3,719        1,026         12,563        (699)
Interest Expense	 . . . . .    3,189        3,808          9,846      11,714
Earnings (Loss) Before
 Income Tax (Benefit) and
 Extraordinary Charge . . .      530       (2,782)         2,717     (12,413)
Income Tax (Benefit). . . .        0         (139)             0        (621)
Earnings (Loss) Before
 Extraordinary Charge . . .      530       (2,643)         2,717     (11,792)
Extraordinary Charge	 . . .        0            0              0         625
Net Earnings (Loss) . . . .$     530    $  (2,643)     $   2,717   $ (12,417)
Earnings (Loss) per Share:
Primary:
 Before Extraordinary
  Charge. . . . . . . . . .$    0.05    $   (0.24)     $    0.24   $   (1.06)
 Extraordinary Charge . . .     0.00         0.00           0.00       (0.06)
 Net Earnings (Loss). . . .$    0.05    $   (0.24)     $    0.24   $   (1.12)
Fully Diluted Net
 Earnings (Loss). . . . . .$    0.05    $   (0.24)     $    0.24   $   (1.12)
Weighted Average Shares . .11,341,000   11,176,994     11,208,000  11,125,254

See notes to the consolidated financial statements.

                               EAGLE FOOD CENTERS, INC.
                             CONSOLIDATED BALANCE SHEETS
                     (Dollars in thousands, except per share data)
                                    (unaudited)
	                                     ASSETS

                                        		November 2,  February 3,
                                        		   1996   	     1996
Current assets:
  Cash and cash equivalents. . . . . . .		$   3,450   $   1,481
  Restricted assets - marketable
   securities, at fair value . . . . . .    		8,897       8,855
  Accounts receivable. . . . . . . . . .     12,841      13,129
  Income taxes receivable. . . . . . . .   		 2,596       4,015
  Inventories. . . . . . . . . . . . . .   		84,703      80,892
  Prepaid expenses and other	. . . . . .  	   2,851	      3,745
     Total current assets. . . . . . . . 		 115,338     112,117

Property and equipment (net) . . . . . .  		118,711     136,453
Other assets:
  Deferred debt issuance costs	. . . . . 	    1,934       2,444
  Excess of cost over fair value
   of net assets acquired. . . . . . . .      2,508       2,569
  Property held for resale . . . . . . .   		14,059       9,253
  Other. . . . . . . . . . . . . . . . . 		   4,710       2,442
     Total other assets. . . . . . . . .		   23,211  	   16,708
       Total assets. . . . . . . . . . . 	$ 257,260   $ 265,278

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . .  $  47,512   $  42,025
  Payroll and associate benefits . . . .   		16,713      15,385
  Accrued liabilities. . . . . . . . . .    	16,236      18,434
  Reserve for closed stores
   and warehouse . . . . . . . . . . . . 		   3,035      17,754
  Accrued taxes. . . . . . . . . . . . .    		8,560       9,752
  Bank revolving credit facility	. . . . 	    7,486       1,992
  Current portion of long-term debt. . .		    3,406	      5,205
     Total current liabilities . . . . .  		102,948     110,547
Long-term debt:
  Senior Notes	. . . . . . . . . . . . .    100,000     100,000
  Capital lease obligations. . . . . . . 		  13,467   	  15,594
     Total long-term debt. . . . . . . .  		113,467     115,594
Other liabilities:
  Reserve for closed stores
   and warehouse . . . . . . . . . . . .      4,102       4,337
  Other deferred liabilities	. . . . . .  	  10,547	     10,879
     Total other liabilities	. . . . . .     14,649      15,216
Shareholders' equity:
  Preferred stock, $.01 par value,
   100,000 shares authorized . . . . . .        --          --
  Common stock, $.01 par value,
   18,000,000 shares authorized,
   11,500,000 shares issued. . . . . . .      		115         115
  Capital in excess of par value	. . . .     53,336      53,336
  Common stock in treasury, at cost,
   638,411 shares and 554,906 shares . .     (2,594)     (2,471)
  Other. . . . . . . . . . . . . . . . .     		(408)       (124)
  Retained earnings (deficit). . . . . .		  (24,253)    (26,935)
     Total shareholders' equity. . . . .		   26,196      23,921
       Total liabilities and
        shareholders' equity . . . . . .		$ 257,260   	 265,278

See notes to the consolidated financial statements.

                         EAGLE FOOD CENTERS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                (unaudited)

                                            			Three Quarters Ended
                                         			Nov 2, 1996  Oct 28, 1995
Cash flows from operating activities:
	Net earnings (loss) . . . . . . . . . . . .   $   2,717    $ (12,417)
Adjustments to reconcile net earnings (loss)
to net cash flows from operating activities:
	Depreciation and amortization . . . . . . .    		15,374       18,377
 Extraordinary loss on retirement of debt. .           0          658
	LIFO charge . . . . . . . . . . . . . . . .         850          850
	Deferred charges and credits. . . . . . . .     		1,773        2,333
	Loss on disposal of assets. . . . . . . . .       		488          458
Changes in assets and liabilities:
	Receivables and other assets. . . . . . . .     	   (67)       2,222
	Inventories . . . . . . . . . . . . . . . .    		(4,661)      (1,943)
	Accounts payable. . . . . . . . . . . . . .       5,487 	      1,861
	Accrued and other liabilities . . . . . . .    		(3,027)      (1,680)
	Reserve for closed stores and warehouse . .		   (11,335)	     (8,053)
   Net cash flows from operating activities.     	 7,599        2,666

Cash flows from investing activities:
	Additions to property and equipment . . . .     	(5,431)      (2,633)
	Additions to property held for resale	. . .      (4,806)         (56)
	Purchases of marketable securities. . . . .      		(326)      (2,324)
	Cash proceeds from dispositions of
		property and equipment . . . . . . . . . .		     3,536  	     3,966
   Net cash flows from investing activities.    		(7,027)      (1,047)

Cash flows from financing activities:
	Net revolving credit borrowing (repayment).     		5,494         (214)
	Principal payments of capital lease
  obligations. . . . . . . . . . . . . . . .    		(3,926)	     (2,749)
	Deferred financing costs. . . . . . . . . .         		0  	      (684)
 Purchase of treasury stock. . . . . . . . .		      (171)	          0
   Net cash flows from financing activities.    		 1,397       (3,647)

	Increase (decrease) in cash and
  cash equivalents . . . . . . . . . . . . .     		1,969       (2,028)
	Cash and cash equivalents at
  beginning of period. . . . . . . . . . . .		     1,481 	      4,096

	Cash and cash equivalents at end of period.		 $   3,450    $   2,068

	Supplemental disclosures of cash flow information:
		Cash paid for interest . . . . . . . . . . 		$  11,411    $  13,542
		Cash paid (received) for income taxes. . . 		$  (1,373)   $  (5,685)

	Noncash investing and financing activities
		Unrealized gain (loss) on securities	. . .   $    (284)   $     348

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

Weighted Average Shares
Primary and fully diluted net earnings (loss) per share is calculated by dividing net earnings (loss) by the total of the weighted average shares, assuming the dilutive effect of exercise of outstanding stock options computed in accordance with the treasury stock method.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Sales for the Company's third quarter ended November 2, 1996 were
$248.3 million, an increase of $2.1 million or 0.8% from the third quarter
of fiscal 1995.  Same store sales for the quarter increased 0.5%.   This is
the sixth consecutive quarter in which the Company has experienced increased same store sales. For the three quarters ended November 2, 1996 sales were $754.1 million, an increase of $13.3 million or 1.8% from the first three quarters of fiscal 1995. Same store sales for the three quarters increased 2.9%. There were 92 stores operating at the end of the third quarter in fiscal year 1996 and fiscal year 1995.

Gross margin was 25.3% of sales for the quarter ended November 2, 1996 compared to 25.1% of sales in the comparable quarter of 1995. For the three quarters ended November 2, 1996 gross margin was 25.3% of sales compared to 25.0% of sales for the comparable period in 1995. Gross margin improvement resulted from better buying practices and improved product mix.

Selling, general and administrative expenses were 21.8% of sales for the quarter ended November 2, 1996 compared to 22.3% of sales in the comparable quarter of 1995. For the three quarters ended November 2, 1996, selling, general and administrative expenses were 21.6% of sales versus 22.6% of sales for the comparable period in 1995. The decrease primarily reflects lower administrative and advertising expenses. The 1995 three quarters included $1.6 million of non-recurring charges related to a lease termination and severance payments.

Depreciation and amortization expenses decreased to $5.0 million or 2.0% of sales for the quarter ended November 2, 1996 compared to $6.0 million or 2.4% of sales in the same quarter in 1995. For the three quarters ended November 2, 1996, depreciation and amortization expenses decreased to $15.4 million or 2.0% of sales compared to $18.4 million or 2.5% of sales for the comparable period in 1995. The lower depreciation expense resulted from assets becoming fully depreciated, sale/leaseback transactions on six stores, and the write down of assets required by the adoption of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-
Lived Assets to be Disposed Of" in 1995.

Net interest expense in the quarter ended November 2, 1996 decreased to $3.2 million or 1.3% of sales compared to $3.8 million or 1.5% of sales in the comparable quarter of 1995. Net interest expense for the three quarters ended November 2, 1996 was $9.8 million or 1.3% of sales compared to $11.7 million or 1.6% of sales in the comparable 1995 time period. The reduction in interest expense was due to decreased short term borrowings under the Revolving Credit Agreement. There was $7.5 million outstanding against the Revolving Credit Agreement as of November 2, 1996. The
Company has been able to decrease its borrowings from the October 28, 1995 balance of $21.8 million under the Revolving Credit Agreement primarily due to its improved results from operations and from improved asset management.

The third quarter of fiscal 1996 ended November 2, 1996 resulted in net earnings of $530,000 or $0.05 per share on a fully diluted basis compared to a net loss of $2.6 million or $0.24 per share in the same quarter of fiscal 1995, an improvement of $3.2 million. This is the third consecutive quarter in which the Company has had net earnings. The three quarters ended November 2, 1996 resulted in net earnings of $2.7 million or $0.24 per share on a fully diluted basis compared to a net loss of $12.4 million or $1.12 per share for the same period of fiscal 1995, an improvement of $15.1 million. The second quarter of fiscal 1995 included an extraordinary charge of $625,000 related to the refinancing of the Revolving Credit Agreement. The earnings improvement is a result of increased sales, higher gross margin, and lower expense levels as compared to the same period in the previous year.

Liquidity and Capital Resources
Cash provided by operating activities totaled $7.6 million for the three quarters ended November 2, 1996 compared to cash provided of $2.7 million in the comparable three quarters of 1995. Cash used to meet seasonal inventory requirements of $4.7 million was offset by an increase in accounts payable of $5.5 million for the period ending November 2, 1996.

Capital expenditures for the three quarters ended November 2, 1996 totaled $5.4 million compared to $2.6 million in the first three quarters of 1995. Expenditures for property held for resale for the three quarters ended November 2, 1996 totaled $4.8 million compared to $56,000 in the first three quarters of 1995, The Company opened one new replacement store during the quarter, two during the three quarters, and currently has one new store under construction and one major remodeling project in progress. The Company completed a one-store sale/leaseback transaction during the second quarter with net proceeds of $3.5 million. The Company estimates capital expenditures and expenditures for property held for resale to be $13.0 million in fiscal 1996.

The termination of the Westville, Indiana warehouse lease was completed during the first quarter. The Company incurred a net cash outflow of $9.1 million for the transaction. The transaction had no impact on earnings, as the cost was previously reserved, and was financed through the Company's Revolving Credit Agreement.

Working capital at November 2, 1996 was $12.4 million and the current ratio was 1.12 to 1, compared to negative $9.8 million and .92 to 1 at October 28, 1995 and $1.6 million or 1.01 to 1 at February 3, 1996. There was $7.5 million outstanding against the Revolving Credit Agreement as of November 2, 1996.

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

PART II - OTHER INFORMATION

None

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


EAGLE FOOD CENTERS, INC.



Dated:  December 6, 1996	/s/   Robert J. Kelly
				Robert J. Kelly
				President and Chief Executive Officer



Dated:  December 6, 1996	/s/   Herbert T. Dotterer
				Herbert T. Dotterer
				Sr. Vice President - Finance and
				Chief Financial Officer