Form 10-K
period 1997-02-01
EAGLE FOOD CENTERS INC
filed 1997-05-02
CIK 30908

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended February 1, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to
     ___________.

                          Commission File No.  0-17871

                            EAGLE FOOD CENTERS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Delaware                                        36-3548019
-------------------------------                        -------------------
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                        Identification No.)


                ROUTE 67 & KNOXVILLE ROAD, MILAN, ILLINOIS 61264
                    (Address of principal executive offices)

Registrant's telephone number including area code  (309) 787-7700

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $18,624,591 as of April 4, 1997.

The number of shares of the Registrant's Common Stock, par value one cent $(0.01) per share, outstanding on April 4, 1997 was 10,883,881.

Documents incorporated by reference include:
      1) Portions of the definitive Proxy Statement expected to be filed with the Commission on or before May 13, 1997 with respect to the annual meeting of shareholders are incorporated by reference into
           Part III.

                               1   of  48  Pages
                       Exhibit Index appears on page   44

                      FISCAL YEAR ENDED FEBRUARY 1, 1997
                           FORM 10-K ANNUAL REPORT

                              TABLE OF CONTENTS


                                    PART I

Item 1   Business.........................................................    3
Item 2   Properties.......................................................    9
Item 3   Legal Proceedings................................................   10
Item 4   Submission of Matters to a Vote of Security Holders..............   10
Item 4a  Executive Officers of the Registrant.............................   11

                                   PART II

Item 5   Market for the Registrant's Common Equity and Related Shareholder
           Matters........................................................   13
Item 6   Selected Financial Data..........................................   14
Item 7   Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................   15
Item 8   Financial Statements and Supplementary Data......................   22
Item 9   Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...........................................   40

                                   PART III

Item 10  Directors and Executive Officers of the Registrant...............   41
Item 11  Executive Compensation...........................................   41
Item 12  Security Ownership of Certain Beneficial Owners and Management...   41
Item 13  Certain Relationships and Related Transactions...................   41

                                   PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K..   42

                                     PART I

ITEM 1:  BUSINESS

GENERAL

     Eagle Food Centers, Inc. (the "Company" or "Eagle"), is a Delaware Corporation. Eagle is a leading regional supermarket chain operating 92 supermarkets in the Quad Cities area of Illinois and Iowa, north, central and eastern Illinois, eastern Iowa, and the Chicago/Fox Valley and northwestern Indiana area under the trade names "Eagle Food Centers", "Eagle Country Markets(R)", and "BOGO's." Most Eagle supermarkets offer a full line of groceries, meats, fresh produce, dairy products, delicatessen and bakery products, health and beauty aids and other general merchandise, as well as video rental and floral service.

     The Company's fiscal year ends on the Saturday closest to January 31st. Fiscal 1996 was a 52-week year, fiscal 1995 was a 53-week year, and fiscal 1994 was a 52-week year ended February 1, 1997, February 3, 1996, and January 28, 1995, respectively.

     In fiscal 1994 the Company formed a captive insurance company, Talon Insurance Company ("Talon") in the State of Vermont to provide insurance for its workers compensation and general liability claims. Talon is a wholly-owned subsidiary of Eagle Food Centers, Inc. Prior to the formation of Talon, Eagle used paid loss and retro programs through external insurance companies.

STORE DEVELOPMENT AND EXPANSION

     Eagle currently operates stores in the three general formats discussed below.

     EAGLE COUNTRY MARKETS represent the Company's current full line supermarket format which was introduced by management in 1991. Of the 74 current Eagle Country Markets, 17 have been opened as new stores and 57 have been remodeled with the Eagle Country Market decor. In the new stores, extra space has been devoted to expanded perishable departments, tying together produce, full-service delicatessen, service bakery, service seafood and meat departments, and, in certain stores, floral, video rental departments and in-store banks. All newly-built Eagle Country Markets are designed to encourage shoppers to walk through the higher margin "Power Aisle," which includes extensive perishable offerings. Eagle Country Markets tend to be larger stores ranging from 38,000 square feet to 67,500 square feet for new stores. The pricing strategy in the Eagle Country Markets is to offer overall lower prices than comparable supermarket competition. The Company now considers seven stores previously operated as Eagle Country Warehouse's to be Eagle Country Markets since the pricing and merchandising objectives are the same.

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

     Management intends to concentrate its future store development strategy around the Eagle Country Market supermarket format. As part of its store development program, management continuously reviews the performance of all its stores and expects to implement a variety of strategies, including converting or modifying certain store formats as well as selling, subleasing or closing underperforming stores.

     The Company is pursuing a more aggressive store development program to identify markets for new stores and obtain the best potential new store locations available in any target market for openings over the next two to five years. Management intends to focus the Company's new store development within existing markets or new markets within 300 miles of its central distribution facility in Milan, Illinois where the utilization of existing distribution, marketing and support systems is advantageous to its cost structure. Within these markets, the Company expects to select sites for its stores based upon factors such as existing competition, demographic composition and available locations and is pursuing acquisition opportunities within the 300 mile radius of its headquarters and distribution center.

     The Company prefers to lease stores from local developers and pursues this strategy wherever appropriate and cost-effective. The Company completed two sale/leaseback transactions in fiscal 1995 and one in 1996 for a total of six existing locations in order to reduce the amount of capital committed to real estate.

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

COMPUTER AND INFORMATION SYSTEMS

     In February 1996, the Company outsourced its MIS function and signed a long-term contract with SHL Systemhouse, Inc. to assume complete responsibility for Eagle's MIS organization.

     Management uses technology as a means of enhancing productivity, controlling costs, providing an easier shopping experience for customers and learning more about shoppers' buying habits. The Company owns a royalty-free license from its former parent, Lucky Stores, Inc. to use or modify all legacy computer software programs used for information processing.

     The Company is in the process of implementing state-of-the-art information systems across its entire operation. These systems will enable the Company to manage with better information, reduced costs, and improved productivity.

     Leading edge systems to be implemented in 1997 include:
          - Merchandising Systems including purchasing/forecasting, pricing, warehousing, billing and accounts payable modules.
          - Store Systems including cash management, Direct Store Delivery receiving, time and attendance and labor scheduling applications.
          - Communications Systems including a wide area network for data retrieval, payment systems and store-to-store and store-to-office communications.
          - Human Resource Systems including on-line and automated human resource and payroll history and activity maintenance.



     The new systems embrace client server technology and will include replacing the existing AS-400 computers in each store with servers and personal computers.

     The Company utilizes IBM 4680 generation equipment for its point-of-sale systems. The systems provide the ability to offer electronic couponing and a platform for the Eagle Savers' Card, a customer-specific identification card designed to facilitate targeted marketing and frequent shopper programs, which was introduced in 1994. The Company installed an AT&T Unix processor together with data base marketing software to store and analyze customer-specific shopping data for target marketing. This system greatly leverages the value of the Eagle Savers' Card data. Currently over 80% of sales volume and 60% of customer transactions are identified by household and captured by this system and the customer identification rate is over 60%.

MERCHANDISING STRATEGY

     Eagle's strategy is to strengthen its perception as a price leader compared to other supermarket competitors and to strengthen its image as a high quality, service-oriented supermarket chain and provider of high quality perishables. The Company strives to offer its customers one-stop shopping convenience and price value for all of their food and general merchandise shopping needs.

     CUSTOMER SERVICE

           Eagle delivers a wide variety of customer services. Most stores provide customer services such as video rental, check cashing, film processing, lottery ticket and money order sales, and UPS shipping. All stores provide quick, friendly checkout service. Management intends as part of its current strategy to further enhance customer service through additional training of store associates.

      CORPORATE BRANDS (PRIVATE LABEL)

           Corporate Brand sales are an important element in Eagle's merchandising plan. The Company became a member of the Topco Associates, Inc. buying organization in 1994 and has engaged Daymon Associates, Inc. as its "corporate brand" broker. Eagle has a strong penetration in many categories with its Lady Lee brand. In 1995 the Company entered into an agreement with Topco to carry World Classics premium corporate brand products and in 1996 introduced the Valu Time label for the low price corporate brand niche.

      SELECTION

           A typical Eagle store carries over 23,000 items, including food and general merchandise. The Company carries nationally advertised brands and an extensive selection of top quality corporate brand products. All stores carry a full line of dairy, frozen food, health and beauty aids and selected general merchandise. In addition, most stores have service delicatessens and bakeries and some stores provide additional specialty departments such as ethnic food items, floral service, seafood service, salad bars, beer, wine, liquor, and in-store banking facilities.

      PROMOTION

           The Company's promotion and merchandising strategy focuses on its image as a high-quality, service-oriented supermarket chain while reinforcing its reputation for price leadership and high quality perishables. Eagle has utilized the Eagle Savers' Card for several continuity promotions and for electronic coupon discounts. Through its store personnel, the Company takes an active interest in the communities in which it operates. The Company also contributes funds, products and services to local charities and civic groups.

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

ADVERTISING STRATEGY

      The Company utilizes a broad range of print and broadcast advertising in the markets it serves. In addition, the Company seeks co-op advertising reimbursements from vendors. The additional co-op advertising has allowed the Company to broaden its exposure in various media.

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

COMPETITION

     The food retailing business is highly competitive. The Company is in direct competition with national, regional and local chains as well as independent supermarkets, warehouse stores, membership warehouse clubs, supercenters, limited assortment stores, discount drug stores and convenience
stores.    The Company also competes with local food stores, specialty food stores (including bakeries, fish markets and butcher shops), restaurants and fast food chains. The principal competitive factors include store location, price, service, convenience, product quality and variety. The number and type of competitors vary by location, and the Company's competitive position varies according to the individual markets in which the Company does business. The Company's principal competitors operate under the trade names of Jewel, Hy-Vee, Dominicks, Kroger, Cub and Wal Mart (Supercenters and Sam's Clubs). Management believes that the Company's principal competitive advantages are its value perception, the attractive Eagle Country Market store format, concentration in certain markets and expansion of service and product offerings. The Company is at a competitive disadvantage to some of its competitors due to having unionized associates.

     A new format appeared in the Company's trade area in 1994 as five Super KMart supercenters opened. One Wal-Mart Supercenter opened in fiscal 1995 followed by six in 1996 and six more expected in 1997. Additional supercenter openings by KMart, Wal-Mart, Target and Meijer are likely in the next several
years.   Not only does this format add new grocery square footage to the market but it offers traditional grocery products at low prices to attract customers to the location with the intent to draw them to the general merchandise side of the store. These new competitors operate at a significant cost advantage to supermarkets by using mostly part-time, non-union employees.

TRADEMARKS, TRADE NAMES AND LICENSES

     The Company uses various trademarks and service marks in its business, the most important of which are the "Eagle Country Market(TM)", "5-Star Meats(R)", "Lady Lee(R)", "Eagle Savers' Card(TM)", and "Harvest Day(R)" trademarks and the "Eagle(R)" and "Eagle Country Market(R)" service marks. Each such trademark is federally registered or has an application for registration pending. Pursuant to a trademark license agreement (the "Trademark License Agreement") entered into with the Company's former parent, Lucky Stores, Inc., the Company has been granted the royalty-free use of the "5-Star Meats(R)", "Lady Lee(R)" and "Harvest Day(R)" trademarks until November 30, 2007. The Trademark License Agreement permits the Company to use the licensed trademarks only in the states of Illinois, Indiana, Iowa, Michigan, Ohio, Wisconsin, Kentucky and Minnesota. Lucky Stores, Inc. has agreed not to grant to any other person the right to use such trademarks in the states of Illinois, Indiana and Iowa during the period of the license to the Company.

ASSOCIATES AND LABOR RELATIONS

     At the end of fiscal 1996, the Company had 7,217 associates, 435 of whom were management and administrative associates and 6,782 of whom were hourly associates. Of the Company's hourly associates, substantially all are represented by 19 separate locals which are associated with four international unions. Store associates are represented by several locals of the United Food and Commercial Workers; warehouse associates, warehouse and bakery drivers and office and clerical workers are represented by Teamsters Local 371; bakery plant workers are represented by Bakery and Confectionery Workers Union Local 36; and bakery plant operating engineers are represented by Operating Engineers Local 150.

     The Company values its associates and believes that its relationship with them is good. Several associate relations programs have been introduced, including measures that allow associates to participate in store level decisions, safety incentive programs and store management team incentive bonus programs. The Company offered a 401(k) savings plan in 1996 open to all union associates. In addition, the Company has an associate stock purchase program and a scholarship program for associates' children.

ITEM 2:  PROPERTIES

STORES

     The Company currently operates 92 stores, ranging in size from 16,500 to 67,500 square feet, with an average size of 37,281 square feet. Fifteen of the Company's stores are owned in fee by the Company. The Company is the lessee or sublessee for the remaining 77 stores. The Company sold and leased back five of its stores in fiscal 1995 and one in fiscal 1996.

Selected statistics on Eagle retail food stores are presented below:

                                                           FISCAL YEAR ENDED
                                                -------------------------------------
                                                FEBRUARY 1,  FEBRUARY 3,  JANUARY 28,
                                                    1997        1996        1995
                                                -----------  -----------  -----------
Average total sq. ft. per store..............       37,281      36,772       36,770
Average total sq. ft. selling space per store       27,460      27,102       27,117

Stores beginning of year.....................           92          96          102
Opened during year...........................            2           0            4
Major remodels(1)............................            1           3            2
Closed during year...........................            2           4           10
Stores end of year...........................           92          92           96

Size of stores at end of year:
Less than 25,000 sq. ft......................            5           5            5
25,000 - 29,999 sq. ft.......................           28          29           31
30,000 - 34,999 sq. ft.......................            5           5            5
35,000 - 44,999 sq. ft.......................           38          40           42
45,000 sq. ft. or greater....................           16          13           13

Type of stores:
Eagle Country Markets........................           74          67           67
Eagle Country Warehouses.....................            0           7            7
Eagle Food Centers...........................           17          17           21
BOGO's Food and Deals........................            1           1            1

(1)  A remodeling project which costs $100,000 or more.

     Eagle stores contain various specialty departments such as full service delicatessen (89 stores), bakery (87 stores), floral (63 stores), video rentals (54 stores), pharmacy (16 stores), seafood (30 stores), alcoholic beverages (80 stores), Eagle Country Cafe (12 stores), and in-store banks (17 stores).

     Most of the leases and subleases for the stores contain renewal options for periods ranging from five to thirty years. The Company is required to pay fixed rent and a percentage (ranging from 0.75% to 1.5%) of its gross sales in excess of stated minimum gross sales amounts under 77 of the leases and subleases. The Company also has subleases on approximately 13 former store locations and has 11 vacant former store properties with continuing rent obligations of which the Company is attempting to dispose. For additional information on leased premises, see Note H in the notes to the consolidated financial statements included elsewhere in this document.

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

     During 1996 the Company terminated the lease on its Westville, Indiana warehouse. The Company incurred a net cash outflow of $9.1 million for the transaction. The transaction had no impact on earnings, as the cost was previously reserved, and was financed through the Company's revolving credit facility.

     For the most part, store fixtures and equipment, leasehold improvements and transportation and office equipment are owned by the Company. The total cost of the Company's ownership of property and equipment is shown in Note E of the notes to the Company's consolidated financial statements.

ITEM 3:  LEGAL PROCEEDINGS

     A complaint alleging discrimination in employment was filed against the Company in 1994 in the United States District Court for the Central District of Illinois by two current and one former associates individually and as representative of a class of all individuals who are similarly situated. The Plaintiffs moved for class certification and their motion was granted. Recently the court granted the Company's motion to narrow the scope of the class. The Company denies all substantive allegations of the Plaintiffs and of the class. The Company is subject to various other unresolved legal actions which arise in the normal course of its business. It is not possible to predict with certainty the outcome of these unresolved legal actions or the range of the possible loss.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

ITEM 4a:  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the persons who are executive officers of the Company.



NAME                AGE  POSITION(S) HELD
---------------     ---  -----------------------------------------------
Robert J. Kelly     52   Chief Executive Officer, President and Director

Herbert T. Dotterer 52   Senior Vice President-Finance and Administration,
                         Chief Financial Officer, Secretary and Director
David S. Norton     50   Senior Vice President-Retailing




     The business experience of each of the executive officers during the past five years is as follows:

     Mr. Kelly joined the Company as President and Chief Executive Officer in May 1995. Prior to May 1995, Mr. Kelly was Executive Vice President, Retailing for The Vons Companies, Inc. and was employed by that company since 1963. Mr. Kelly has 34 years of experience in the supermarket industry.

     Mr. Dotterer, who was named Secretary and a Director of the Company in February 1992, served as Controller from August 1988 until June 1991 when he became Vice President-Finance, Chief Financial Officer. He became Senior Vice President-Finance and Administration in January 1994. Prior to August 1988, Mr. Dotterer held various positions with The Kroger Co. and Jewel Companies, Inc. Mr. Dotterer has 35 years of experience in the supermarket industry.

     Mr. Norton joined the Company as Senior Vice President-Retailing in July 1995. Prior to July 1995, Mr. Norton was Vice President-Merchandising for Office 1 beginning in June 1994. From May 1993 to June 1994 Mr. Norton was Vice President of Merchandising for Reliable Corporation. For the period between September 1991 and May 1992, Mr. Norton was Senior Vice President for Food 4 Less Corporation. Mr. Norton had been with the Alpha Beta Company, a grocery retailer, from 1963 until September 1991. The last position held by Mr. Norton with the Alpha Beta Company was Vice President-Sales and Merchandising. Mr. Norton has 31 years of experience in the supermarket industry.

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

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the two fiscal years ended February 1, 1997 all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with, except that one report of ownership by Mr. Herbert Dotterer disclosing one transaction during fiscal year ended February 3, 1996 was inadvertently filed late.

                                    PART II




ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS


     The Company's common stock trades on the NASDAQ National Market System under the symbol "EGLE". The stock began trading on July 27, 1989. The following table sets forth, by fiscal quarter, the high and low sale prices reported by the NASDAQ National Market System for the periods indicated. As of March 31, 1997, there were approximately 3,400 beneficial holders of shares.


                                           YEAR ENDED
                                        FEBRUARY 1, 1997
                                    ------------------------
                                      HIGH             LOW
                                    --------          ------
                    First Quarter   $ 4 3/4         $ 1 3/4
                    Second Quarter    6 1/4           3 1/4
                    Third Quarter     6 7/8           3 3/8
                    Fourth Quarter    4 5/8           3 3/8


                                           YEAR ENDED
                                        FEBRUARY 3, 1996
                                       ------------------
                                         HIGH      LOW
                                       --------  --------
                       First Quarter   $ 2 7/8   $   3/4
                       Second Quarter    2 7/8     1 7/8
                       Third Quarter     2 1/4     1 1/4
                       Fourth Quarter    2 1/4     1 3/8




     There were no dividends paid in fiscal 1996 or 1995. The Indenture underlying the Company's Senior Notes and the Revolving Credit Agreement contain restrictions on the payment of dividends. (See Note F of the notes to the Company's consolidated financial statements). The Company does not intend to pay dividends in the foreseeable future.

ITEM 6:  SELECTED FINANCIAL DATA

     The following table represents selected financial data of the Company on a consolidated basis for the five fiscal years ended February 1, 1997.

     The selected historical financial data for the five fiscal years ended February 1, 1997 are derived from the consolidated financial statements of the Company which have been audited by Deloitte & Touche LLP, independent accountants.

     The selected financial data set forth below should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this document.



                                    YEAR ENDED   YEAR ENDED   YEAR ENDED   YEAR ENDED   YEAR ENDED
                                    FEBRUARY 1,  FEBRUARY 3,  JANUARY 28,  JANUARY 29,  JANUARY 30,
                                        1997         1996         1995         1994         1993
                                    -----------  ----------- -----------  ----------- -----------
                                                 (53 WEEKS)
                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED OPERATING DATA:
Sales .............................  $1,014,889  $1,023,664  $1,015,063  $1,062,348  $1,081,538
Gross margin ......................     256,242     254,355     242,452     269,188     269,967
Selling, general and administrative
 expenses .........................     218,046     227,106     221,212     225,123     218,874
Voluntary severance program(1) ....          --          --       6,917          --          --
Store closing and asset
 revaluation(2) ...................       1,700       6,519          --      17,015          --
Depreciation and amortization .....      20,701      23,909      23,774      22,748      21,381
                                     ----------  ----------  ----------  ----------  ----------
Operating income (loss) ...........      15,795      (3,179)     (9,451)      4,302      29,712
Interest expense ..................      12,547      15,497      14,780      14,244      16,451
                                     ----------  ----------  ----------  ----------  ----------
Earnings (loss) before income
 taxes & extraordinary charge .....       3,248     (18,676)    (24,231)     (9,942)     13,261
Income taxes (benefit) ............          --        (609)     (5,357)     (3,779)      5,039
Extraordinary charge(3) ...........          --         625          --       3,969          --
                                     ----------  ----------  ----------  ----------  ----------
Net earnings (loss) ...............      $3,248    $(18,692)   $(18,874)   $(10,132)     $8,222
                                     ==========  ==========  ==========  ==========  ==========
Earnings (loss) per common
 share ............................        $.29      $(1.68)     $(1.71)      $(.91)       $.74

CONSOLIDATED BALANCE
 SHEET DATA (AT YEAR-END):
Total assets ......................    $254,748    $265,278    $311,484    $335,165    $331,809
Total debt (including
 capital leases) ..................     114,585     122,791     143,883     126,126     116,990
Total shareholders'
 equity ...........................      26,688      23,921      42,485      61,746      71,389


(1) Represents a charge of $6.9 million for a voluntary severance program for approximately 600 clerks in the Chicago area in fiscal 1994.
(2) Represents a charge of $1.7 million to provide for costs of closed stores and asset revaluations in fiscal 1996. Represents a charge of $6.5 million to reduce book value of certain assets to estimated fair value for asset impairment in fiscal 1995. Represents a charge of $17.0 million to provide for costs of closing certain stores and asset revaluations in connection therewith in fiscal 1993. See Notes B and D of the notes to the Company's consolidated financial statements included elsewhere in this document.
(3) Represents a charge of $625,000 related to the refinancing of the Revolving Credit Facility in fiscal 1995. Represents a charge of $4.0 million related to the early retirement of debt in fiscal 1993.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth certain key operating statistics as a percentage of sales for the periods indicated:

                                   YEAR ENDED   YEAR ENDED   YEAR ENDED   YEAR ENDED   YEAR ENDED
                                   FEBRUARY 1,  FEBRUARY 3,  JANUARY 28,  JANUARY 29,  JANUARY 30,
                                      1997         1996         1995         1994         1993
                                   -----------  -----------  -----------  -----------  -----------
                                                 (53 WEEKS)
Operations Statement Data:
 Sales ..........................     100.00%     100.00%     100.00%       100.00%      100.00%
 Gross margin ...................       25.25       24.85       23.89         25.34        24.96
 Selling, general and
     administrative expenses ....       21.48       22.19       21.79         21.20        20.24
 Depreciation and amortization
     expenses ...................        2.04        2.34        2.35          2.14         1.98
 Voluntary severance program ....          --          --         .68            --           --
 Provision for store closing and
    asset revaluation ...........         .17         .64          --          1.60           --
 Operating income (loss) ........        1.56        (.31)       (.93)          .40         2.75
 Interest expense ...............        1.24        1.51        1.46          1.34         1.52
 Earnings (loss) before income
  taxes & extraordinary charge ..         .32       (1.82)      (2.39)         (.94)        1.23
 Income taxes (benefit) .........          --        (.06)       (.53)         (.36)        0.47
 Extraordinary charge ...........          --         .06          --          0.37           --
 Net earnings (loss) ............        .32%       (1.83)%     (1.86)%       (0.95)%       0.76%

RESULTS OF OPERATIONS
---------------------

SALES

                                        YEAR ENDED  YEAR ENDED  YEAR ENDED
                                          2/01/97     2/03/96    1/28/95
                                        ----------  ----------  ----------
                                                    (53 WEEKS)
          Sales ......................  $1,014,889  $1,023,664  $1,015,063
          Percent Change .............      (0.9)%        0.8%      (4.5)%
          Same Store Change ..........        1.7%        1.8%      (2.6)%


     Sales for fiscal 1996 were $1.015 billion, a decrease of $8.8 million or 0.9% from the 53-week fiscal 1995. Total sales declined in fiscal 1996 because of one less week compared to fiscal 1995, offset by same store sales increases. Same store sales increased 1.7% from fiscal 1995 to fiscal 1996. Same store sales increases are attributed to a better in-stock position, more consistent promotions, increased margins and increased Eagle Savers' Card usage. The Company was operating 92 stores as of the end of fiscal 1996 and fiscal 1995.

     Sales for fifty-three week fiscal 1995 were $1.024 billion, an increase of $8.6 million or .8% from fiscal 1994. Same store sales increased 1.8% from fiscal 1994 to fiscal 1995 on an equal week basis. Sales increases are attributed to a better in-stock position, more consistent promotions, increased margins and increased Eagle Savers' Card usage. The Company was operating four fewer stores as of the end of 1995 compared to 1994.

GROSS MARGIN

     Gross margin as a percentage of sales increased to 25.25% in fiscal 1996 from 24.85% in fiscal 1995 and increased from 23.89% in fiscal 1994. The increase in gross margin in fiscal 1996 is primarily the result of better buying practices, increased corporate brand sales and lower inventory shrinkage. The increase in gross margin in fiscal 1995 is primarily attributed to better buying practices, improved product mix, and a return to more historical pricing levels. Gross margin included a charge for LIFO in fiscal 1996 of .07% of sales, in fiscal 1995 of 0.06% of sales, and in fiscal 1994 of
 .18% of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses as a percentage of sales were 21.48% in fiscal 1996 compared to 22.19% in fiscal 1995 and 21.79% in fiscal 1994. Selling, general and administrative expenses were $9.1 million or 4.0% lower in fiscal 1996 than fiscal 1995 primarily due to lower net advertising costs, lower professional fees and lower equipment rental costs and one less week of operations. Selling, general and administrative expenses were $5.9 million or 2.7% higher in fiscal 1995 than 1994 primarily due to higher store payroll and associate benefit costs and one more week.

DEPRECIATION AND AMORTIZATION EXPENSE

     Depreciation and amortization expense as a percentage of sales was 2.04% in fiscal 1996 as compared to 2.34% in fiscal 1995 and 2.35% in fiscal 1994. There were two new replacement stores opened in fiscal 1996. The decrease in depreciation expense primarily relates to assets being written off in fiscal 1995 due to the adoption of Statement of Financial Accounting Standard No. 121, other assets becoming fully depreciated, and the impact of sale/leaseback transactions. There were no new stores opened in fiscal 1995.

PROVISION FOR STORE CLOSING AND ASSET REVALUATION

     During fiscal 1996, the Company provided $1.7 million for store closing costs and asset revaluations. This charge is primarily related to costs related to certain sublease cancellations and changes in assumptions on existing closed stores.

     During 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company recorded a $6.5 million charge in fiscal 1995 related to the adoption of this standard (See Note B to the Company's consolidated financial statements - "Long-Lived Assets").

     The Company did not provide reserves for additional store closings during fiscal 1995. The Company closed two stores during fiscal 1996, four stores during fiscal 1995 and seven in

1994. See Note D to the Company's consolidated financial statements, "Reserve for Closed Stores and Warehouse."

VOLUNTARY SEVERANCE PROGRAM

     The fiscal 1994 loss includes a $6.9 million pre-tax charge in the second quarter for a voluntary severance program for approximately 600 clerks in the Chicago area.

OPERATING INCOME (LOSS)

     Operations for fiscal 1996 resulted in operating income of $15.8 million or 1.56% of sales compared to an operating loss of $3.2 million or .31% of sales in fiscal 1995 and compared to an operating loss of $9.5 million or 0.93% of sales in fiscal 1994. The operating income in fiscal 1996 compared to an operating loss in fiscal 1995 was the result of higher gross margin and lower SG&A expenses and lower depreciation and store closing/asset revaluation costs. The operating loss in fiscal 1995 was reduced from the prior year's loss primarily due to increased sales and gross margins. Store wages and related benefits and taxes increased $4.4 million from fiscal 1994 to 1995. The fiscal 1996 loss includes a store closing and asset revaluation charge of $1.7 million. The fiscal 1995 loss included a $6.5 million charge for asset impairments and the 1994 loss included a $6.9 million charge in the second quarter for a voluntary severance program.

INTEREST EXPENSE

     Interest expense decreased to 1.24% of sales in fiscal 1996 compared to 1.51% of sales in fiscal 1995 and 1.46% of sales in fiscal 1994. In fiscal 1996 interest expense decreased due to lower weighted average short term borrowings as compared to the prior fiscal year. In fiscal 1995 interest expense increased due to higher weighted average short term borrowings and higher interest rates compared to the prior year.

EXTRAORDINARY CHARGE

     In the second quarter of fiscal 1995, the extraordinary charge of $625,000 or $.06 per share was related to the refinancing of the Revolving Credit Facility. See Note L of the notes to the Company's consolidated financial statements.

NET EARNINGS (LOSS)

     The Company recognized net earnings of $3.2 million or $.29 per share on a fully diluted basis for fiscal 1996 compared to net losses for fiscal 1995 and fiscal 1994 of $18.7 million or $1.68 per share and $18.9 million or $1.71 per share, respectively. The 1996 results include a pre-tax charge of $1.7 million for store closings and asset revaluation. The 1995 net loss includes a $6.5 million pre-tax charge for asset impairment as discussed above. The 1994 net loss includes a $6.9 million pre-tax charge in the second quarter for a voluntary severance program. The average shares outstanding were 10,863,554 in fiscal 1996 from 11,120,815 in fiscal 1995 and 11,051,994 shares in fiscal 1994.

     The effective income tax rate was zero in fiscal 1996 compared to income tax benefit rates of 3.3% for 1995 and 22.1% for 1994. The 1996 rate was zero due to the utilization of net operating loss carryforwards that were not previously recognized in the 1995 or 1994 income tax benefits. The effective income tax rates in fiscal 1995 and 1994 were lower than the statuatory federal and state income tax rates primarily due to limiting the income tax benefits recognized for net operating losses that arose in those respective years. The income tax benefits were recognized to the extent of income tax expenses recoverable in the carryback years. Net operating losses and credits available for carryforward were not recognized due to the uncertainty of future recoverability.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $24.2 million in fiscal 1996 from $14.6 million in fiscal 1995 and $4.1 million in fiscal 1994. The fiscal 1996 improvement primarily related to increased net earnings. The fiscal 1995 improvement was primarily due to positive working capital changes. Working capital changes used $4.8 million of cash in fiscal 1996 compared to a use of $1.6 million of cash in fiscal 1995 compared to a use of $9.0 million in fiscal 1994. Capital expenditures totaled $12.8 million in fiscal 1996, $4.6 million in fiscal 1995 and $19.3 million in fiscal 1994, including $4.6 million, $2.2 million and $7.0 million invested in property held for resale in fiscal 1996, 1995 and fiscal 1994, respectively.

The following table summarizes store development and planned reductions:


                                            PLANNED
                                            FISCAL   FISCAL  FISCAL
                                             1997     1996    1995
                                            -------  ------  ------

             New stores ..................     1        2       0
             Store closings ..............     6        2       4
             Expansions and major remodels     2        1       3
             Store count, end of year ....    87       92      92


     The Company is planning capital expenditures of approximately $16.0 million in fiscal 1997, which is expected to be funded primarily from internally generated cash flows.

     The Company owned 15 of its 92 stores as of February 1, 1997 and leased or subleased the remainder. One store was sold and leased back which provided $3.5 million of proceeds during fiscal 1996. Five stores were sold and leased back which provided $14.0 million of proceeds during fiscal 1995.

     The Company completed a three year agreement in May of 1995 with Congress Financial Corporation (Central) for a $40.0 million Revolving Credit Facility (subsequently expanded to $50.0 million), which replaced its existing revolving credit facility. The Revolving Credit Facility is secured by inventories located at the Company's central distribution facility and stores and is intended to provide for the Company's short-term liquidity needs. Cash borrowings under the Company's Revolving Credit Agreement were zero at February 1, 1997, a reduction of $2.0 million from the prior year end.

The following table summarizes borrowing and interest information:

                                           FISCAL       FISCAL       FISCAL
                                           1996         1995         1994
                                           2/1/97       2/3/96       1/28/95
                                           -----------  -----------  -------
                                                 (DOLLARS IN MILLIONS)
   Borrowed as of year-end                 $0.0         $2.0         $22.0
   Letters of Credit as of year-end        $1.8         $12.3        $0
   Maximum amount outstanding during year  $11.1        $26.4        $31.0
   Average amount outstanding during year  $1.4         $16.1        $11.9
   Weighted average interest rate          9.3%         9.5%         8.9%


     The Company was in compliance with all covenants at February 1, 1997.

     The Company expects to be in compliance with all covenants for fiscal 1997 based on management's estimates of fiscal 1997 operating results and cash flows.


     Working capital and the current ratio were as follows:
                                         WORKING                 CURRENT
                                         CAPITAL                  RATIO
                                 ---------------------        -------------
                                 (DOLLARS IN MILLIONS)
            February 1, 1997     $11.7                            1.12 to 1
            February 3, 1996     $1.6                             1.01 to 1
            January 28, 1995     $0.8                             1.01 to 1


     Management believes that working capital is adequate for the Company's reasonably foreseeable needs and that liquidity is strong.

     Pursuant to the share repurchase plan adopted by the Board of Directors in December 1995, the Company repurchased 91,200 shares at a total cost of $171,000 for an average price of $1.88 per share during fiscal 1996. Additionally the Company issued 12,745 treasury shares at an average cost of $4.09 to satisfy stock option exercises. The Company re-purchased 231,900 shares at a total cost of $416,000 for an average price of $1.80 per share during fiscal 1995. Also, during fiscal 1995 125,000 shares of treasury stock were sold to Robert J. Kelly per his employment agreement. The difference between the $6.36 average share price at cost and the purchase price of $2.25 per share (market value at date of sale) reduced capital in excess of par value to the extent allowable and the remainder was a reduction of retained earnings. There were no treasury stock purchases during fiscal 1994. Total treasury shares at February 1, 1997 were 633,361 at an average cost of $4.09 per share.

     The Company terminated the Westville warehouse lease as of April 29, 1996. The Company incurred a net cash outflow of approximately $9.1 million for this transaction. This transaction did not impact reported earnings as the payment was covered in the Reserve for Closed Stores and Warehouse.

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

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of Eagle Food Centers, Inc.:

     We have audited the accompanying consolidated balance sheets of Eagle Food Centers, Inc. as of February 1, 1997 and February 3, 1996, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended February 1, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Eagle Food Centers, Inc. as of February 1, 1997 and February 3, 1996, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 1997 in conformity with generally accepted accounting principles.

     As discussed in Note B to the financial statements, in fiscal 1995 the Company changed its method of accounting for the impairment of long-lived assets and long-lived assets to be disposed of.


DELOITTE & TOUCHE LLP



Davenport, Iowa
March 20, 1997

                            EAGLE FOOD CENTERS, INC.
                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                           FEBRUARY 1,  FEBRUARY 3,
Current assets:                                               1997         1996
                                                           -----------  -----------
 Cash and cash equivalents ..............................       $9,134       $1,481
 Restricted assets - marketable securities,
  at fair value .........................................        8,780        8,855
 Accounts receivable ....................................       12,395       13,129
 Income taxes receivable ................................          993        4,015
 Inventories ............................................       76,395       80,892
 Prepaid expenses and other .............................        1,225        3,745
                                                           -----------  -----------
      Total current assets ..............................      108,922      112,117

Property and equipment (net) ............................      118,473      136,453

Other assets:
 Deferred debt issuance costs ...........................        1,761        2,444
 Excess of cost over fair value of net assets acquired ..        2,487        2,569
 Property held for resale ...............................       13,748        9,253
 Other...................................................        9,357        2,442
                                                           -----------  -----------
      Total other assets.................................       27,353       16,708
                                                           -----------  -----------
      Total assets ......................................     $254,748     $265,278
                                                           ===========  ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
  Accounts payable ................................            $43,824      $42,025
  Payroll and associate benefits ..................             18,185       15,385
  Accrued liabilities .............................             20,085       18,434
  Reserve for closed stores and warehouse .........              2,963       17,754
  Accrued taxes ...................................              9,633        9,752
  Bank revolving credit facility ..................                  0        1,992
  Current portion of long-term debt ...............              2,502        5,205
                                                              --------     --------
      Total current liabilities ...................             97,192      110,547
 Long-term debt:
  Senior Notes ....................................            100,000      100,000
  Capital lease obligations .......................             12,083       15,594
                                                              --------     --------
      Total long-term debt ........................            112,083      115,594
 Other liabilities:
  Reserve for closed stores and warehouse .........              8,839        4,337
  Other deferred liabilities ......................              9,946       10,879
                                                              --------     --------
      Total other liabilities .....................             18,785       15,216
 Shareholders' equity:
  Preferred stock, $.01 par value, 100,000 shares
   authorized .....................................                 --           --
  Common stock, $.01 par value, 18,000,000 shares
   authorized, 11,500,000 shares issued ...........                115          115
  Capital in excess of par value ..................             53,336       53,336
  Common stock in treasury, at cost, 633,361 and
   554,906 shares .................................            (2,590)      (2,471)
  Other ...........................................              (448)        (124)
  Retained earnings (deficit) .....................           (23,725)     (26,935)
                                                              --------     --------
      Total shareholders' equity ..................             26,688       23,921
                                                              --------     --------
      Total liabilities and shareholders' equity ..           $254,748     $265,278
                                                              ========     ========




              See notes to the consolidated financial statements.

                            EAGLE FOOD CENTERS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                YEAR ENDED   YEAR ENDED   YEAR ENDED
                                                FEBRUARY 1,  FEBRUARY 3,  JANUARY 28,
                                                   1997         1996         1995
                                                -----------  -----------  -----------
                                                               (53 WEEKS)
Sales .........................................  $1,014,889  $1,023,664  $1,015,063

Cost of goods sold ............................     758,647     769,309     772,611
                                                 ----------  ----------  ----------

       Gross margin ...........................     256,242     254,355     242,452

Operating expenses:

 Selling, general and  administrative .........     218,046     227,106     221,212

 Voluntary severance program ..................          --          --       6,917

 Store closing and asset revaluation ..........       1,700       6,519          --

 Depreciation and amortization ................      20,701      23,909      23,774
                                                 ----------  ----------  ----------

       Operating income (loss) ................      15,795      (3,179)     (9,451)

Interest expense ..............................      12,547      15,497      14,780
                                                 ----------  ----------  ----------

Earnings (loss) before income taxes and
 extraordinary charge .........................       3,248     (18,676)    (24,231)

Income taxes (benefit) ........................          --        (609)     (5,357)
                                                 ----------  ----------  ----------

Earnings (loss) before extraordinary charge ...       3,248     (18,067)    (18,874)

Extraordinary charge ..........................          --         625          --
                                                 ----------  ----------  ----------

Net earnings (loss) ...........................      $3,248    $(18,692)   $(18,874)
                                                 ==========  ==========  ==========

Weighted average common and common
 equivalent shares outstanding ................  11,171,799  11,120,815  11,051,994

Primary earnings (loss) per common share:
 Earnings (loss) before extraordinary charge ..        $.29      $(1.62)     $(1.71)
 Extraordinary charge .........................          --        (.06)         --
                                                 ----------  ----------  ----------
 Net earnings (loss) ..........................        $.29      $(1.68)     $(1.71)
                                                 ==========  ==========  ==========
Fully diluted net earnings (loss) .............        $.29      $(1.68)     $(1.71)
                                                 ==========  ==========  ==========


     See notes to the consolidated financial statements.

                            EAGLE FOOD CENTERS, INC.
                       CONSOLIDATED STATEMENTS OF EQUITY
                             (DOLLARS IN THOUSANDS)

                                                         COMMON STOCK
                                      -------------------------------------------------
                                                          CAPITAL IN        TREASURY               RETAINED
                                                   PAR     EXCESS OF        --------               EARNINGS
                                        SHARES    VALUE    PAR VALUE    SHARES    DOLLARS   OTHER  (DEFICIT)
                                      ----------  -----  -----------  --------   --------  ------  ---------
Balance, January 29, 1994 ..........  11,500,000   $115    $53,541    448,006     $(2,850)   $--    $10,940

 Net loss ..........................                                                                (18,874)

 Pension liability adjustment ......                                                         (179)

 Change in unrealized loss on
  marketable securities ............                                                         (208)
                                      ----------  -----  ---------    ---------  --------  ------  ---------

Balance, January 28, 1995 ..........  11,500,000    115     53,541    448,006      (2,850)   (387)   (7,934)

 Net loss ..........................                                                                (18,692)

 Pension liability adjustment ......                                                           50

 Change in unrealized gain (loss) on
  marketable securities ............                                                          494

 Purchase of treasury shares .......                                  231,900        (416)

 Officer stock sale ................                          (205)  (125,000)        795    (281)     (309)
                                      ----------  -----  ---------  ---------    --------    ------  ---------

Balance, February 3, 1996 ..........  11,500,000    115     53,336    554,906      (2,471)   (124)  (26,935)

 Net earnings ......................                                                                  3,248

 Pension liability adjustment ......                                                          (19)

 Purchase of treasury shares .......                                   91,200        (171)

 Stock options exercised ...........                                  (12,745)         52               (38)

 Change in unrealized gain (loss) on
  marketable securities ............                                                         (305)
                                      ----------  -----  ---------  ---------    --------   ------  ---------

Balance, February 1, 1997 ..........  11,500,000   $115    $53,336    633,361      $2,590   $(448) $(23,725)
                                      ==========  =====  =========  =========    ========   ======  =========


              See notes to the consolidated financial statements.

                            EAGLE FOOD CENTERS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                     YEAR ENDED   YEAR ENDED   YEAR ENDED
                                                     FEBRUARY 1,  FEBRUARY 3,  JANUARY 28,
                                                        1997         1996         1995
                                                     -----------  -----------  -----------
                                                                    (53 WEEKS)
Cash flows from operating activities:
 Net earnings (loss) ...............................  $  3,248     $ (18,692)   $ (18,874)
Adjustments to reconcile net earnings
 (loss) to net cash flows from operating
 activities:
 Extraordinary charge before income tax effect .....        --           658           --
 Depreciation and amortization .....................    20,701        23,909       23,774
 Store closing and asset revaluation ...............     1,700         6,519           --
 Deferred income taxes .............................        --         1,389          844
 LIFO  charge ......................................       731           604        1,810
 Deferred charges and credits ......................     1,768         3,232        4,614
 Loss (gain) on disposal of assets .................       883        (1,448)         967
Changes in assets and liabilities:
 Accounts receivable and other assets ..............      (962)       (1,268)      (1,377)
 Inventories .......................................     3,766         2,443       15,261
 Accounts payable ..................................     1,799        (2,713)     (16,093)
 Accrued and other liabilities .....................     2,766         6,687        1,986
 Payments on reserve for closed stores and warehouse   (12,207)       (6,764)      (8,785)
                                                      --------     ---------    ---------
       Net cash flows from operating
        activities .................................    24,193        14,556        4,127
Cash flows from investing activities:
 Additions to property and equipment ...............    (8,164)       (2,419)     (12,391)
 Purchase of marketable securities (net) ...........      (231)       (3,122)      (5,447)
 Additions to property held for resale .............    (4,629)       (2,163)      (6,944)
 Cash proceeds from dispositions of
  property and equipment ...........................     3,884        15,568        1,208
                                                      --------     ---------    ---------
       Net cash flows from investing activities ....    (9,140)        7,864      (23,574)
Cash flows from financing activities:
 Deferred financing costs ..........................        --          (684)        (175)
 Principal payments on capital lease obligations ...    (5,237)       (3,927)      (3,101)
 Retirement of debt ................................        --            --         (237)
 Net bank revolving credit borrowing (repayment) ...    (1,992)      (20,008)      19,000
 Purchase of treasury stock ........................      (171)         (416)          --
                                                      --------     ---------    ---------
       Net cash flows from financing activities ....    (7,400)      (25,035)      15,487
                                                      --------     ---------    ---------
Increase/decrease in cash and cash equivalents .....     7,653        (2,615)      (3,960)
Cash and cash equivalents at beginning
 of year ...........................................     1,481         4,096        8,056
                                                      --------     ---------    ---------
Cash and cash equivalents at end of year ...........  $  9,134     $   1,481       $4,096
                                                      ========     =========    =========

                See notes to the consolidated financial statements.

                            EAGLE FOOD CENTERS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED FEBRUARY 1, 1997, FEBRUARY 3, 1996, AND JANUARY 28, 1995


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

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 FISCAL YEAR
 -----------

     The Company's fiscal year ends on the Saturday closest to January 31st. Fiscal 1996 was a 52 week year, fiscal 1995 was a 53 week year, and fiscal 1994 was a 52 week year ended February 1, 1997, February 3, 1996, and January 28, 1995, respectively.

 BASIS OF CONSOLIDATION
 ----------------------

     The consolidated financial statements include the accounts of Eagle Food Centers, Inc. and all subsidiaries. All significant intercompany transactions have been eliminated.

 DEBT ISSUANCE COSTS
 -------------------

     Debt issuance costs are amortized over the terms of the related debt agreements.

 DEFERRED SOFTWARE
 -----------------

     The Company classifies software for internal use as Other Assets. The cost is generally amortized over five years beginning when the software is placed in service.

 EARNINGS (LOSS) PER SHARE
 -------------------------

     Primary and fully diluted net earnings (loss) per share of Common Stock, throughout the periods presented, is calculated by dividing net earnings (loss) by the total of the weighted average shares, assuming the dilutive effect of exercise of outstanding stock options computed in accordance with the treasury stock method.

 EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED ("GOODWILL")
 ------------------------------------------------------------------

     The Company amortizes goodwill using the straight-line method over 40 years. The Company continually reviews goodwill to assess recoverability from future operations using undiscounted cash flows. Impairments would be recognized in operating results if an other than temporary diminution in value occurred.

 INVENTORIES
 -----------

     Inventories are valued at the lower of cost or market; cost is determined by the last-in, first-out (LIFO) method for substantially all inventories. The current cost of the inventories was greater than the LIFO value by $8.8 million at February 1, 1997 and $8.1 million at February 3, 1996.

 LONG-LIVED ASSETS
 -----------------

     During 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Under the new standard, if the sum of expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized. The impairment is measured based on the estimated fair value of the asset.

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

     Based upon a review on a store by store basis of those stores where there is an indication that the carrying amount of assets may not be recoverable, the Company recorded a $6.5 million charge in fiscal 1995 to reduce the carrying amounts to their estimated fair value. Estimated fair values were primarily determined based on independent appraisals.

 PROPERTY AND EQUIPMENT
 ----------------------

     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed by using the straight-line method over the estimated useful lives of buildings, fixtures and equipment.
Leasehold costs and improvements are amortized over their estimated useful lives or the remaining lease term, whichever is shorter. Leasehold interests are generally amortized over the lease term plus expected renewal periods or 25 years, whichever is shorter. Property acquired under capital lease is amortized on a straight-line basis over the shorter of the life of the property or the lease term.

 PROPERTY HELD FOR RESALE
 ------------------------

     Property held for resale represents land and building costs of self-developed projects intended to be sold and leased back and is reported at lower of cost or estimated market value.

 RECLASSIFICATIONS
 -----------------

     Certain reclassifications were made to prior years' balances for comparative purposes.

 RESERVE FOR CLOSED STORES AND WAREHOUSE
 ---------------------------------------

     The Company continually monitors underperforming stores and under-utilized facilities and in the event their performance or utilization cannot be improved, management may decide to close, sell or otherwise dispose of such stores or facilities. The reserve for closed stores and warehouse arises primarily from the discounted value of future lease commitments in excess of the discounted value of estimated sublease revenue on stores which management has reached the decision to close, sell or otherwise dispose of within one year. Reserves are established in the year such decisions are made by management and the costs can be reasonably estimated. The discount rates used for these reserves is 10% for reserves established prior to fiscal 1993, 6% for reserves established in fiscal 1993 and 9% for reserves established in fiscal 1994 and fiscal 1996.

 RESTRICTED ASSETS - MARKETABLE SECURITIES
 -----------------------------------------

     Marketable securities are restricted to satisfy state insurance reserve requirements related to claim liabilities recorded, classified as current, for workers' compensation, automobile and general liability costs.

     The Company has classified its entire holdings of marketable securities as available for sale reflecting management's intention to hold such securities for indefinite periods of time. Such securities are reported at fair value and the difference between cost and market value is reported as a separate component of shareholders' equity until gains and losses are realized. Such amount is a component in the "other" caption of shareholders' equity.

 RISKS AND UNCERTAINTIES
 -----------------------

     The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Company is party to 24 collective bargaining agreements with local unions representing substantially all of the Company's associates. Three contracts are currently expired and under negotiation and eight more contracts will expire in 1997 covering certain associates in most of the Company's stores. The Company expects to negotiate with the unions and to enter into new collective bargaining agreements. There can be no assurance, however, that such agreements will be reached without a work stoppage. A prolonged work stoppage affecting a substantial number of stores could have a material adverse effect on results of the company's operations.

 SELF-INSURANCE
 --------------

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

NOTE C--CONSOLIDATED STATEMENTS OF CASH FLOWS

     For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Supplemental cash flow information:

                                                    1996       1995       1994
                                                    ----       ----       ----
                                                       (DOLLARS IN THOUSANDS)
Cash paid for interest ........................  $12,009    $14,416    $13,718
Cash paid (received) for income taxes .........   (2,958)    (6,374)    (2,683)
Non-cash additions to property and equipment ..        -      2,843      2,095
Treasury stock issued .........................       52          -          -


NOTE D--RESERVE FOR CLOSED STORES AND WAREHOUSE

     An analysis of activity in the reserve for closed stores and a warehouse for the years ended February 1, 1997 and February 3, 1996, is as follows:

                                                         FEBRUARY 1, FEBRUARY 3,
                                                            1997        1996
                                                         ----------- -----------
                                                             (IN THOUSANDS)
Balance at beginning of year ............................   $22,091    $35,285

Payments, primarily rental payments net of
 sublease rentals .......................................   (12,207)    (6,764)

Revaluation/reclassification of fixed assets ............      (810)    (8,424)

Interest cost ...........................................     1,028      1,994

Provision for store closing and asset revaluation .......     1,700         --
                                                            -------    -------

Balance at end of year (including $3.0  million
 and $17.8 million, respectively, classified as current)    $11,802    $22,091
                                                            =======    =======


     The reserve at February 1, 1997, represents estimated future cash outflows primarily related to the present value of net future rental payments. It is management's opinion that the reserve will be adequate to cover continuing costs for the existing closed stores and the stores scheduled to be closed in fiscal 1997.

     During fiscal 1996, the Company provided $1.7 million for store closing costs and asset revaluations. This charge is primarily related to costs related to certain sublease cancellations and changes in assumptions on existing closed stores.

     During 1996 the Company terminated the lease on its Westville, Indiana warehouse. The Company incurred a net cash outflow of $9.1 million for the transaction.

     The Company did not provide reserves for additional store closings during fiscal 1995. The Company closed two stores during fiscal 1996, four stores during fiscal 1995 and seven in 1994.

NOTE E--PROPERTY AND EQUIPMENT


      The investment in property and equipment is as follows:
                                                       FEBRUARY 1,  FEBRUARY 3,
                                                          1997         1996
                                                       -----------  -----------
                                                            (IN THOUSANDS)
Land ...............................................      $10,485      $11,294
Buildings ..........................................       31,261       33,326
Leasehold costs and improvements ...................       38,644       37,622
Fixtures and equipment .............................      131,816      120,942
Leasehold interests ................................       32,793       33,331
Property under capital lease .......................       23,626       33,854
                                                       ----------   ----------
Total ..............................................      268,625      270,369
Less accumulated depreciation and amortization .....     (150,152)    (133,916)
                                                       ----------   ----------
Property and equipment (net) .......................     $118,473     $136,453
                                                       ==========   ==========


     The Company owned 15 of its 92 stores as of February 1, 1997 and leased or subleased the remainder. Six stores have been sold and leased back which provided $3.5 million of proceeds during fiscal 1996 and $14.0 million in fiscal 1995. The operating leases on the six stores have a 25 year term with one ten year option and four five year options. The gain on the sale of these properties has been deferred over the life of the original lease term.

     Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. The useful lives of the various classes of assets are as follows:


Buildings           10-25 years   Leasehold Interests      3-25 years

Fixtures and        2-12 years    Property under Capital   Shorter of economic
 Equipment                         Lease                    life or lease term

Leasehold Costs &
 Improvements       5-23 years


NOTE F--DEBT

     Long-term debt consists of the following:

                                              FEBRUARY 1,   FEBRUARY 3,
                                                 1997          1996
                                              -----------   -----------
                                                    (IN THOUSANDS)
8 5/8% Senior Notes ......                     $100,000      $100,000
Capital leases (Note H) ..                       14,585        20,799
                                               --------      --------
                                                114,585       120,799
Less current maturities ..                        2,502         5,205
                                               --------      --------
                                               $112,083      $115,594
                                               ========      ========


     The Company's 8 5/8% Senior Notes are due April 15, 2000. The indenture relating to the 8 5/8% Senior Notes contains provisions as well as certain restrictions relating to certain asset dispositions, sale/leaseback transactions, payment of dividends, repurchase of equity interests, incurrence of additional indebtedness and liens, and certain other restricted payments.

     The Company entered into a Credit Agreement with Congress Financial Corporation (Central) on May 25, 1995. The agreement is a $50 million facility which provides for revolving credit loans and letters of credit. No more than an aggregate of $20.0 million of the total commitment may be drawn by the Company as letters of credit. Total availability under the Credit Agreement is based on percentages of allowable inventory up to a maximum of $50.0 million. The Credit Agreement terminates on May 31, 1998 and is secured by a first priority security interest in all inventories of the Company located in its stores and distribution center in Milan, Illinois. Loans made pursuant to the Credit Agreement bear interest at a fluctuating interest rate based, at the Company's option, on a margin over the base interest rate or a margin over the London Interbank offered rate multiplied by the applicable reserve requirement (the adjusted LIBOR Rate). The Credit Agreement has one financial covenant related to minimum net worth as defined by the agreement. At February 1, 1997, the defined net worth of the Company exceeds the minimum amount by approximately $30 million.

     At February 1, 1997, the Company had no borrowings against the revolving credit facility and had $1.8 million of letters of credit outstanding, resulting in $41.0 million of availability under the Credit Agreement. The interest rate on an outstanding amount would have been 9.25% at February 1, 1997.

     At February 3, 1996, the Company had $2.0 million in revolving credit loans outstanding plus $12.3 million in letters of credit outstanding resulting in $29.5 million of availability under the Credit Agreement. The interest rate on the outstanding amount was 9.5% at February 3, 1996.

     The Company was in compliance with all the covenants in its debt agreements at February 1, 1997. The Company expects to be in compliance with all covenants for fiscal 1997 based on management's estimates of fiscal 1997 operating results and cash flows.

NOTE G--TREASURY STOCK

     The Company acquired 91,200 shares of its Common Stock during the first quarter of fiscal 1996 at a total cost of $171,000 or an average price of $1.875 per share. The Company issued 12,745 shares of treasury stock at an average cost of $4.09 during fiscal 1996 to satisfy exercised stock options. Total treasury shares at February 1, 1997 were 633,361 at an average cost of $4.09 per share or a total of $2.6 million.

     The Company acquired 231,900 shares of its Common Stock during the fourth quarter of fiscal 1995 at a total cost of $416,337 or an average price of $1.80 per share.

     During fiscal 1995 the Company sold 125,000 shares of treasury stock to its Chief Executive Officer Robert J. Kelly for $2.25 per share (market value at date of sale) in exchange for a note receivable, which is deducted from equity until paid. Total treasury shares at February 3, 1996 were 554,906 at an average cost of $4.45 per share or a total of $2.5 million.

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


                                                         YEAR ENDED
                                           -------------------------------------
                                           FEBRUARY 1,  FEBRUARY 3,  JANUARY 28,
                                              1997         1996          1995
                                           -----------  -----------  -----------
                                                      (IN THOUSANDS)
Minimum rent under operating leases ...      $19,570      $21,461      $21,403
Additional rent based on sales ........          275          249          197
Less rentals received on non-cancelable
subleases .............................       (2,477)      (2,432)      (1,796)
                                             --------     -------      -------

                                             $17,368      $19,278      $19,804
                                             =======      =======      =======


     Future minimum lease payments under operating and capital leases as of February 1, 1997 are as follows:

                                                              OPERATING  CAPITAL
                                                                LEASES    LEASES
                                                              ---------  -------
                                                                 (IN THOUSANDS)
1997 .......................................................  $ 16,641   $ 4,049
1998 .......................................................    16,281     2,250
1999 .......................................................    16,298     2,250
2000 .......................................................    16,049     2,250
2001 .......................................................    15,147     2,250
Thereafter .................................................   144,547    11,706
                                                              --------   -------
Total minimum lease payments ...............................  $224,963    24,755
                                                              ========
Less amount representing interest ..........................              10,169
                                                                         -------
Present value of minimum capital lease payments, including $2.5
 million classified as current portion of long-term debt ...             $14,585
                                                                         =======


        The above future minimum lease payments do not include minimum commitments of $18.1 million (exclusive of sublease income) the present value of which is included in the consolidated balance sheet caption "Reserve for closed stores and warehouse".

NOTE I--INCOME TAXES

     The following summarizes significant components of the provision for income taxes:


                                                          YEAR ENDED
                                             -----------------------------------
                                             FEBRUARY 1, FEBRUARY 3, JANUARY 28,
                                                1997        1996        1995
                                             ----------- ----------- -----------
                                                        (IN THOUSANDS)
Income taxes (benefit):
 Federal .......................................  $    0   $  ( 609)   $( 4,287)
 State .........................................       0          0     ( 1,070)
                                                  ------   --------
                                                  $    0   $  ( 609)   $( 5,357)
                                                  ======   ========    ========
Income taxes (benefit) consists of the following:
 Current:
  Federal ......................................  $    0   $( 1,734)   $( 4,648)
   State .......................................       0       (222)    ( 1,598)
                                                  ------   --------    --------
                                                  $    0   $( 1,956)   $( 6,246)
                                                  ======   ========    ========
 Deferred:
  Federal ......................................  $    0   $  1,125    $    361
  State ........................................       0        222         528
                                                  ------   --------    --------
                                                  $    0   $  1,347    $    889
                                                  ======   ========    ========


     The differences between income taxes (benefit) at the statutory Federal income tax rate and income taxes (benefit) reported in the consolidated statements of operations are as follows:

                                                          YEAR ENDED
                                             -----------------------------------
                                             FEBRUARY 1, FEBRUARY 3, JANUARY 28,
                                                1997        1996        1995
                                             ----------- ----------- -----------
                                                        (IN THOUSANDS)
                                                             (IN THOUSANDS)
Income taxes (benefit) at statutory Federal
    tax rate of 35% ..........................  $ 1,137     $(6,537)   $( 8,481)
Surtax exemption .............................      (33)        187         241
State income taxes, net of Federal benefit ...      213        (934)       (706)
Tax credits ..................................       --          --         (85)
Valuation allowance ..........................   (1,350)      6,662       3,483
Other ........................................       33          13         191
                                                -------     -------    --------
         Total ...............................  $     0     $(  609)   $( 5,357)
                                                =======     =======    ========

     Deferred tax assets and liabilities arise because of differences between the financial accounting bases for assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are comprised of the following significant temporary differences:


                                                    FEBRUARY 1, FEBRUARY 3,
                                                       1997        1996
                                                    ----------- -----------
                                                         (IN THOUSANDS)
Deferred Tax Assets:
 Store closing and asset revaluation ..............   $ 7,207     $ 6,794
 Accrued reserves .................................     2,611       6,200
 Deferred revenues ................................     2,946       3,077
 Associate benefits ...............................     1,516       1,530
 Tax credit and net operating loss carryforwards ..    16,332      16,031
 Valuation allowance ..............................   (12,099)    (13,449)
                                                      --------    --------
       Total ......................................   $18,513     $20,183
                                                      =======     =======

Deferred Tax Liabilities:
 Depreciation .....................................   $15,557     $17,323
 Other, net .......................................     2,956       2,860
                                                      -------     -------
       Total ......................................   $18,513     $20,183
                                                      =======     =======

Net deferred tax asset ............................   $    --     $    --
                                                      =======     =======


     Valuation allowances have been established for the entire amount of the net deferred tax assets as of February 1, 1997 and February 3, 1996 due to the uncertainty of future recoverability.

     The amount of tax credit carryforwards available, in thousands of dollars, primarily related to the alternative minimum tax and net operating loss carryforwards, and expiration dates are as follows: 1997 - $441, 1998
- $158, 1999 - $209, 2000 - $31, 2009 - $2,229, 2010 - $6,771, 2011 - $760,
and unlimited - $5,733.

NOTE J--ASSOCIATE BENEFIT PLANS

 RETIREMENT PLANS
 ----------------

     Substantially all associates of the Company are covered by trusteed, non-contributory retirement plans of the Company or by various multi-employer retirement plans under collective bargaining agreements.

     The Company's defined benefit plans covering salaried and hourly associates provide benefits that are based on associates' compensation during years of service. The Company's policy is to fund no less than the minimum required under the Employee Retirement Income Security Act of 1974. During the years ended February 1, 1997, February 3, 1996, and January 28, 1995, pension costs under the plans totaled $706,000, $736,000, and $844,000, respectively.

     Net periodic pension cost under the Milan office and non-foods warehouse retirement plan (Milan Plan) and the Eagle Food Centers, Inc. Associate Pension Plan (Eagle Plan) includes the following benefit and cost components for the years ended February 1, 1997, February 3, 1996, and January 28, 1995:

                                                      YEAR ENDED
                                        -------------------------------------
                                        FEBRUARY 1,  FEBRUARY 3,  JANUARY 28,
                                           1997         1996         1995
                                        -----------  -----------  -----------
                                                    (IN THOUSANDS)
Service cost ...................          $ 516          $505        $626
Interest cost ..................            657           583         561
Actual return on plan assets ...           (553)       (1,001)        139
Net amortization and deferral ..             86           649        (482)
                                          -----        ------        ----
Net periodic pension cost ......          $ 706          $736        $844
                                          =====        ======        ====

     The funded status and amounts recognized in the Company's consolidated balance sheets for the Milan Plan and Eagle Plan, as of the measurement dates of December 31, 1996 and 1995, are as follows:

                                                            DEC. 31,   DEC. 31,
                                                              1996       1995
                                                            --------   --------
                                                               (IN THOUSANDS)
Plan assets at market value ..............................  $  7,738   $  6,844
Actuarial present value of projected benefit obligation ..    (9,730)    (8,634)
                                                            ---------  ---------
Funded status ............................................    (1,992)    (1,790)
Unrecognized net loss ....................................       459        282
Minimum pension liability recognized .....................      (520)      (518)
                                                            ---------  ---------
Accrued pension cost .....................................  $ (2,053)  $ (2,026)
                                                            =========  =========


     The actuarial present value of the Company's vested benefit obligation for the Milan Plan and Eagle Plan was $8.4 million and $7.4 million and the accumulated benefit obligation was $9.0 million and $7.9 million at December 31, 1996 and 1995, respectively. Plan assets are held in a trust and include corporate and U.S. government debt securities and common stocks.

     Actuarial assumptions used to develop net periodic pension cost for the fiscal years 1996, 1995 and 1994 were as follows:

                                                1996     1995     1994
                                                ----     ----     ----
Discount rate ................................  7.5%     7.5%    8.25%
Expected long-term rate of return on assets ..  8.0%     8.0%     8.0%
Rate of increase in compensation levels ......  4.0%     4.0%     4.0%


     The Company also participates in various multi-employer plans. The plans provide for defined benefits to substantially all unionized workers. Amounts charged to pension cost and contributed to the plans for the years ended February 1, 1997, February 3, 1996, and January 28, 1995, totaled $6.4 million, $6.4 million, and $6.7 million, respectively. Under the provisions of the Multi-employer Pension Plan Amendments Act of 1980, the Company would be required to continue contributions to a multi-employer pension fund to the extent of its portion of the plan's unfunded vested liability if it substantially or totally withdraws from such plans. Management does not intend to terminate operations that would subject the Company to such liability.

 INCENTIVE COMPENSATION PLANS
 ----------------------------

     The Company has incentive compensation plans for store management, department heads and certain other management personnel. Incentive plans included approximately 700 associates. Provisions for payments to be made under the plans are based upon achievement of sales and earnings in excess of specific performance targets.

     Non-qualified stock option plans were ratified by stockholders and implemented in 1990 and 1995 for key management associates. Stock options have a ten year life beginning at the grant date. Options granted under the 1990 plan were generally vested at 12 months following the grant date. For the options granted under the 1995 Stock Option Plan vesting provisions generally provide for 25% of the shares vesting at each of the first four anniversaries following the date of the grant. Certain specific employment agreements provide for different vesting schedules. The number of shares outstanding and exercisable is shown in the following table. As of February 1, 1997, there were 994,700 options available for future grants.

                  STOCK OPTIONS OUTSTANDING AND EXERCISABLE


                                              OPTION PRICE       WEIGHTED
                           SHARES SUBJECT        RANGE      AVERAGE EXERCISE
                              TO OPTION        PER SHARE    PRICE OF OPTIONS
                           --------------     ------------  ----------------
Outstanding 1/29/94                63,150   $8.50 - $10.00       $9.23
     Granted                      287,475   $3.375 - $4.75       $3.38
     Exercised                          -                -           -
     Cancelled or expired           5,275  $3.375 - $10.00       $9.25

Outstanding 1/28/95               345,350  $3.375 - $10.00       $4.36
     Granted                    1,016,050    $1.50 - $4.50       $2.92
     Exercised                          -                -           -
     Cancelled or expired          76,150  $3.375 - $10.00       $4.27

Outstanding 2/3/96              1,285,250   $1.50 - $10.00       $3.23
     Granted                       82,500   $4.375 - $6.75       $5.50
     Exercised                     14,600   $1.50 - $3.375       $3.06
     Cancelled or expired         108,600   $1.50 - $10.00       $3.69

Outstanding 2/1/97              1,244,550   $1.50 - $10.00       $3.35


NOTE K--QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                             NET
                                                 NET      EARNINGS
                                      GROSS   EARNINGS     (LOSS)
                            SALES    MARGIN    (LOSS)     PER SHARE
                            -----    ------   --------    ---------
                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
1996
Quarter  --First       $  248,139  $ 62,826  $   1,027       $  .09
         --Second         257,645    64,865      1,160          .11
         --Third          248,293    62,770        530          .05
         --Fourth         260,812    65,781        531 (1)      .05 (1)
                       ----------  --------  ---------       ------
          Total        $1,014,889  $256,242  $   3,248       $  .29
                       ==========  ========  =========       ======

1995
Quarter  --First       $  245,530  $ 61,425  $  (4,483)      $ (.41)
         --Second         249,045    62,100     (5,291) (4)    (.47) (4)
         --Third          246,201    61,836     (2,643)        (.24)
         --Fourth (2)     282,888    68,994     (6,275) (5)    (.56) (5)
                       ----------  --------  ---------       ------
          Total (3)    $1,023,664  $254,355  $ (18,692)      $(1.68)
                       ==========  ========  =========       ======

1994
Quarter  --First         $250,097   $62,522  $  (  361)      $ (.03)
         --Second         252,222    62,305     (6,328) (6)    (.58) (6)
         --Third          252,183    57,376     (7,423)        (.67)
         --Fourth         260,561    60,249     (4,762) (7)    (.43) (7)
                       ----------  --------  ---------       ------
          Total        $1,015,063  $242,452  $ (18,874)      $(1.71)
                       ==========  ========  =========       ======


(1) Net earnings reduced by a $1.7 million or $.15 per share charge related to closed stores and revaluation of assets.
(2)  Fourteen week quarter.
(3)  Fifty-three week year.
(4) Net loss increased by an extraordinary charge of $625,000 or $.06 per share related to the refinancing of the Revolving Credit
     Facility.
(5) Net loss increased by a $6.5 million or $.59 per share charge related to the revaluation of certain assets (SFAS 121).
(6) Net loss was increased by a voluntary severance program after-tax charge of $4.2 million or $.38 per share.
(7) Net loss was increased by an after-tax charge of $1.2 million or $.11 per share resulting from an adjustment to the LIFO estimate.

NOTE L--EXTRAORDINARY CHARGE

     The extraordinary charge in fiscal 1995 relates to the refinancing of the Revolving Credit Facility (net of applicable income taxes).

NOTE M--VOLUNTARY SEVERANCE PROGRAM

     The fiscal 1994 net loss includes a $6.9 million pre-tax charge in the second quarter for a voluntary severance program for approximately 600 clerks in the Chicago area.

NOTE N -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and fair values of the Company's financial instruments as of February 1, 1997 and February 3, 1996 are as follows:


                                       FEBRUARY 1, 1997    FEBRUARY 3, 1996
                                      ------------------  ------------------
                                        CARRYING  FAIR     CARRYING   FAIR
                                         AMOUNT   VALUE     AMOUNT    VALUE
                                      ---------- -------  ---------- -------
                                                  (IN THOUSANDS)
   Cash and cash equivalents .......   $ 9,134   $ 9,134   $ 1,481   $ 1,481
   Marketable securities ...........     8,780     8,780     8,855     8,855
   Bank revolving credit facility ..         0         0     1,992     1,992
   Senior Notes ....................   100,000    98,380   100,000    70,000



     The fair value of cash and cash equivalents approximated its carrying value due to the short-term nature of these instruments. The fair value of marketable securities is based on quoted market prices. The fair value of the Bank revolving credit facility approximated its carrying value due to its floating interest rate. The fair value of the Senior Notes is based on quoted market prices.

     The amortized cost, gross unrealized gains and losses, estimated fair values and maturities of the Company's marketable securities at February 1, 1997, are summarized as follows:


                                                FEBRUARY 1, 1997
                                                ----------------
                                             UNREALIZED  UNREALIZED  FAIR
                                       COST    GAINS       LOSSES    VALUE
                                       ----    -----       ------    -----

Money market mutual fund, due
 within one year..............      $   774   $   --     $     --  $   774
Municipal bonds, due from 5 to 10
 years .......................        8,026       --           20    8,006
                                     ------   ------     --------  -------
Total marketable securities ..      $ 8,800   $   --     $     20  $ 8,780
                                    =======   ======     ========  =======





                                                FEBRUARY 3, 1996
                                                ----------------
                                             UNREALIZED  UNREALIZED  FAIR
                                       COST    GAINS       LOSSES    VALUE
                                       ----    -----       ------    -----
Money market mutual fund, due
 within one year..............      $ 2,080  $    --     $     --  $ 2,080
Municipal bonds, due from 5 to 10
 years .......................        6,489      286           --    6,775
                                    -------  -------     --------  -------
Total marketable securities ..      $ 8,569  $   286     $     --  $ 8,855
                                    =======  =======     ========  =======

NOTE O -- LITIGATION

     A complaint alleging discrimination in employment was filed against the Company in 1994 in the United States District Court for the Central District of Illinois by two current and one former associates individually and as representative of a class of all individuals who are similarly situated. The Plaintiffs moved for class certification and their motion was granted. Recently the court granted the Company's motion to narrow the scope of the class. The Company denies all substantive allegations of the Plaintiffs and of the class. The Company is subject to various other unresolved legal actions which arise in the normal course of its business. It is not possible to predict with certainty the outcome of these unresolved legal actions or the range of the possible loss.

NOTE P -- STOCK BASED COMPENSATION

     Eagle accounts for stock option grants and awards under its stock based compensation plans in accordance with APB Opinion No. 25. If compensation cost for stock option grants and awards had been determined based on fair value at the grant dates for fiscal 1996 and fiscal 1995 consistent with the method prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123), the Company's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                   1996       1995
                                                   ----       ----
Net earnings (loss)               - As reported  $ 3,248  $(18,692)
                                  - Pro forma    $ 3,089  $(19,492)

Primary earnings per share        - As reported  $   .29  $  (1.68)
                                  - Pro forma    $   .28  $  (1.75)

Fully diluted earnings per share  - As reported  $   .29  $  (1.68)
                                  - Pro forma    $   .28  $  (1.75)


     The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: five years expected life to vesting; stock volatility of 91% to 97% in 1996 and 89% in 1995; risk-free interest rate of 7.5% in 1996 and 1995; and no dividends during the expected term. During the initial phase-in period, as required by SFAS No. 123, the pro forma amounts were determined based on stock option grants and awards in fiscal 1996 and 1995 only. The pro forma amounts for compensation cost may not be indicative of the effects on net earnings and earnings per share for future years.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     There have been no disagreements on accounting principles or practices or financial statement disclosure between the Company and its independent certified public accountants during the two fiscal years ended February 1, 1997.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     Information required by this item concerning directors is set forth under "Election of Directors" in the definitive proxy statement filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this 10-K. Certain information concerning the Company's executive officers is included in Item 4(a) of Part I of this report.

ITEM 11:  EXECUTIVE COMPENSATION
--------------------------------

     The information required by this item is set forth in the section entitled "Executive Compensation" in the definitive proxy statement filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The information required by this item is set forth in the tabulation of the amount and nature of beneficial ownership of the Company's Common Stock under the heading "Principal Shareholders and Election of Directors" in the definitive proxy statement filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is set forth in the section entitled "Compensation of Directors" in the definitive proxy statement filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

                                    PART IV


ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

                                                                                 PAGE
                                                                                 ----
(a) The following documents are filed as a part of this report:

    1. Financial Statements:

       - Independent Auditors' Report                                              21

       - Consolidated Balance Sheets as of February 1, 1997 and February 3, 1996   22

       - Consolidated Statements of Operations for the years ended February        23
         1, 1997, February 3, 1996, and January 28, 1995

       - Consolidated Statements of Equity for the years ended February 1, 1997,   24
         February 3, 1996, and January 28, 1995

       - Consolidated Statements of Cash Flows for the years ended                 25
         February 1, 1997, February 3, 1996, and January 28, 1995

       - Notes to the Consolidated Financial Statements                            26


    2. Financial Statement Schedules:

       All schedules are omitted because they are not applicable or not required, or because the information required therein is included in the consolidated financial statements or the notes thereto.

    3. Exhibits - see Exhibit Index on page 45.

(b) Reports on Form 8-K:

     No reports on Form 8-K were filed during the fourth quarter of fiscal 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EAGLE FOOD CENTERS, INC.

                                        By: /s/ Robert J. Kelly
                                           ---------------------
                                            Robert J. Kelly
                                            President, Chief Executive Officer

DATED:  April 19, 1997
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:



      SIGNATURE                   TITLE                                    DATE
      ---------                   -----                                    ----
/s/ Martin J. Rabinowitz  Chairman and Director                         April 19, 1997
------------------------
Martin J. Rabinowitz

/s/ Robert J. Kelly       President and Director                        April 19, 1997
-------------------       (Principal Executive Officer)
Robert J. Kelly

/s/ Herbert T. Dotterer   Senior Vice President-Finance and             April 19, 1997
-----------------------   Administration, Chief Financial Officer,
Herbert T. Dotterer       Secretary and Director
                          (Principal Financial and Accounting Officer)

/s/ Peter B. Foreman      Director                                      April 19, 1997
--------------------
Peter B. Foreman

/s/ Steven M. Friedman    Director                                      April 19, 1997
----------------------
Steven M. Friedman

/s/ Michael J. Knilans    Director                                      April 19, 1997
----------------------
Michael J. Knilans

/s/ Alain Oberrotman      Director                                      April 19, 1997
--------------------
Alain Oberrotman

/s/ Marc C. Particelli    Director                                      April 19, 1997
----------------------
Marc C. Particelli

/s/ Pasquale V. Petitti   Director                                      April 19, 1997
-----------------------
Pasquale V. Petitti

/s/ William J. Snyder     Director                                      April 19, 1997
---------------------
William J. Snyder


EXHIBIT
NUMBER   DESCRIPTION
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

11.0*--  Computation of Net Earnings (loss) Per Share.

12.1--   Computation of Ratio of Earnings to Fixed Charges (filed as
         Exhibit 12.1 to the Registration Statement on Form S-1 No. 33-59454 and incorporated herein by reference).


21*--    Subsidiaries of the Registrant.

27*--    Financial Data Schedule (for SEC use only).


*Filed herewith.