Form 10-Q
period 1997-05-03
EAGLE FOOD CENTERS INC
filed 1997-06-17
CIK 30908

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q



   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
------- EXCHANGE ACT OF 1934
For the quarterly period ended             May 3, 1997
                              ----------------------------------
                                               OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934
For the transition period from
                              ----------------------------------

                        Commission File Number   0-17871
                                              ------------


                            EAGLE FOOD CENTERS, INC.
                            ------------------------
             (Exact name of registrant as specified in the charter)



           Delaware                                    36-3548019
           --------                                    ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

Rt. 67 & Knoxville Rd., Milan, Illinois                61264
-----------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (309) 787-7700
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     -----

The number of shares of the Registrant's Common Stock, par value one cent ($0.01) per share, outstanding at June 3, 1997 was 10,911,261.




                               Page 1 of 8 pages

                         PART I - FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

                           EAGLE FOOD CENTERS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                                       QUARTER ENDED
                                              MAY 3, 1997        MAY 4, 1996
                                              -----------        -----------
Sales...............................          $   239,937        $   248,139
Cost of goods sold..................              177,950            185,313
                                              -----------        -----------
    Gross margin....................               61,987             62,826
Operating expenses:
  Selling, general & administrative.               52,346             53,103
  Depreciation and amortization.....                4,889              5,199
                                              -----------        -----------
    Operating income................                4,752              4,524
Interest expense....................                2,964              3,497
                                              -----------        -----------
Earnings before income taxes........                1,788              1,027
Income taxes........................                    0                  0
                                              -----------        -----------
Net earnings........................          $     1,788        $     1,027
                                              ===========        ===========
Earnings per share:
  Primary net earnings..............          $      0.16        $      0.09
                                              ===========        ===========
  Fully diluted net earnings........          $      0.16        $      0.09
                                              ===========        ===========
Weighted average common shares and
common equivalent shares
outstanding.........................           11,366,480         10,866,584

               See notes to consolidated financial statements.

                           EAGLE FOOD CENTERS, INC.
                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)
                                    ASSETS

                                                               MAY 3,    FEBRUARY 1,
                                                                1997        1997
                                                              --------   ----------
Current assets:
 Cash and cash equivalents .................................  $ 14,122     $  9,134
 Restricted assets - marketable securities, at fair value ..     9,250        8,780
 Accounts receivable .......................................    12,632       13,388
 Inventories ...............................................    68,923       76,395
 Prepaid expenses and other ................................     3,379        1,225
                                                              --------     --------
  Total current assets .....................................   108,306      108,922

Property and equipment (net) ...............................   116,701      118,473
Other assets:
 Deferred debt issuance costs ..............................     1,588        1,761
 Excess of cost over fair value of net assets acquired .....     2,467        2,487
 Property held for resale ..................................    12,567       13,748
 Other .....................................................    11,132        9,357
                                                              --------     --------
  Total other assets .......................................    27,754       27,353
                                                              --------     --------
   Total assets ............................................  $252,761     $254,748
                                                              ========     ========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
    Accounts payable ....................................     $ 43,181     $ 43,824
    Payroll and associate benefits ......................       16,657       18,185
    Accrued liabilities .................................       21,803       23,048
    Accrued taxes .......................................        9,873        9,633
    Bank revolving credit facility ......................            0            0
    Current portion of long-term debt ...................        1,975        2,502
                                                              --------     --------
     Total current liabilities ..........................       93,489       97,192
   Long-term debt:
    Senior Notes ........................................      100,000      100,000
    Capital lease obligations ...........................       11,874       12,083
                                                              --------     --------
     Total long-term debt ...............................      111,874      112,083
   Other liabilities:
    Reserve for closed stores and warehouse .............        8,379        8,839
    Other deferred liabilities ..........................       10,545        9,946
                                                              --------     --------
     Total other liabilities ............................       18,924       18,785
   Shareholders' equity:
    Preferred stock, $.01 par value, 100,000 shares
     authorized .........................................           --           --
    Common stock, $.01 par value, 18,000,000 shares
     authorized, 11,500,000 shares issued ...............          115          115
    Capital in excess of par value ......................       53,337       53,337
    Common stock in treasury, at cost, 612,527 shares and
     633,361 shares .....................................       (2,505)      (2,590)
    Other ...............................................         (493)        (448)
    Retained earnings (deficit) .........................      (21,980)     (23,726)
                                                              --------     --------
     Total shareholders' equity .........................       28,474       26,688
                                                              --------     --------
      Total liabilities and shareholders' equity ........     $252,761     $254,748
                                                              ========     ========


                See notes to consolidated financial statements.

                           EAGLE FOOD CENTERS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)

                                                             QUARTER ENDED
                                                       MAY 3, 1997  MAY 4, 1996
                                                       -----------  -----------
Cash flows from operating activities:
  Net earnings ......................................  $  1,788     $  1,027
Adjustments to reconcile net earnings to
net cash flows from operating activities:
  Depreciation and amortization .....................     4,889        5,199
  LIFO charge .......................................       250          250
  Deferred charges and credits ......................       419          630
  Loss on disposal of assets ........................       (31)           0
Changes in assets and liabilities:
  Receivables and other assets ......................    (3,318)       3,568
  Inventories .......................................     7,222        2,673
  Accounts payable ..................................      (643)      (1,073)
  Accrued and other liabilities .....................    (1,934)      (3,384)
  Reserve for closed stores and warehouse ...........      (618)      (9,350)
                                                       --------     --------
      Net cash flows from operating activities ......     8,024         (460)
Cash flows from investing activities:
  Additions to property and equipment ...............    (3,334)        (221)
  Changes in property held for resale ...............     1,108         (855)
  Purchases of marketable securities ................      (515)        (427)
  Cash proceeds from dispositions of
     property and equipment .........................       442            0
                                                       --------     --------
      Net cash flows from investing activities ......    (2,299)      (1,503)
Cash flows from financing activities:
  Net revolving credit borrowing (repayment) ........         0        4,111
  Principal payments of capital lease obligations ...      (737)      (1,281)
  Purchase of treasury stock ........................         0         (171)
                                                       --------     --------
      Net cash flows from financing activities ......      (737)       2,659
                                                       --------     --------
  Increase in cash and cash equivalents .............     4,988          696
  Cash and cash equivalents at beginning of period ..     9,134        1,481
                                                       --------     --------

  Cash and cash equivalents at end of period ........  $ 14,122     $  2,177
                                                       ========     ========

  Supplemental disclosures of cash flow information:
     Cash paid for interest .........................  $  4,901     $  5,702
     Cash paid for income taxes .....................  $      0     $      0

  Noncash investing and financing activities:
     Unrealized (loss) gain on securities ...........  $    (45)    $   (348)





                See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACCOUNTING POLICIES
The accompanying unaudited financial statements have been prepared in accordance with the summary of significant accounting policies set forth in the notes to the audited financial statements contained in the Company's Form 10-K filed with the Securities and Exchange Commission on May 2, 1997.

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results of operations and financial position for the interim periods presented. Operating results for the thirteen weeks ended May 3, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 1998.

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

EARNINGS PER SHARE
Primary and fully diluted net earnings per share of Common Stock, throughout the periods presented, is calculated by dividing net earnings by the total of the weighted average shares, assuming the dilutive effect of exercise of outstanding stock options computed in accordance with the treasury stock method.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Sales for the Company's first fiscal quarter ended May 3, 1997 were $239.9 million, a decrease of $8.2 million or 3.3% from the first quarter of 1996.
Same store sales for the quarter decreased 4.1%.   There were 92 stores
operating during the first quarter in both years. Sales declines were caused by an increase in new competitive square footage and an overall softness in most of the Company's markets.

Gross margin was 25.8% of sales for the quarter ended May 3, 1997 compared to 25.3% in the comparable quarter of 1996. The increase in gross margin in fiscal 1997 is primarily related to better buying practices.

Selling, general and administrative expenses declined by $757,000 from the first quarter of 1996 but increased as a percentage of sales from 21.4% in 1996 to 21.8% in 1997. The decrease in dollars is primarily due to lower store payroll and other store operating costs offset partially by an increase in overhead costs related to system transitions. Expense dollars did not fall proportionately with the rate of decline in sales thereby causing the increase in expense rate.

Depreciation and amortization expenses decreased to $4.9 million or 2.0% of sales compared to $5.2 million or 2.1% of sales in the prior year. Interest expense decreased to $3.0 million or 1.2% of sales from $3.5 million or 1.4% of sales in the prior year due primarily to the absence of short term borrowing as a result of the Company's improved cash position.

Earnings for the first quarter of fiscal 1997 were $1.8 million or $0.16 per share on a fully diluted basis compared to $1.0 million or $0.09 per share in the same quarter of fiscal 1996. There was no tax provision in either year as tax loss carryforwards are being utilized.

LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operating activities was $8.0 million for the quarter ended May 3, 1997 compared to a cash use of $0.5 million in the comparable quarter of 1996. The primary sources of cash in 1997 were earnings and reductions of inventory while payables remained relatively constant.

Additions to property and equipment for the quarter were $3.3 million compared to $0.2 million in the first quarter of 1996. One of the properties held for resale was sold during the quarter for $2.4 million. No stores were opened or closed during the first quarter of fiscal 1997 but six minor remodels were completed. One major remodel and one new store project were under construction at May 3, 1997.

Working capital at May 3, 1997 was $14.8 million and the current ratio was
1.16 to 1 compared to $11.7 million and 1.12 to 1 at February 1, 1997 and $8.7 million and 1.09 to 1 at May 4, 1996.

There were no borrowings outstanding under the Revolving Credit Agreement at May 3, 1997 except for Letters of Credit in the amount of $1.8 million.

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

PART II - OTHER INFORMATION

None

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                           EAGLE FOOD CENTERS, INC.




Dated: June 10, 1997              /s/   Robert J. Kelly
                                  ------------------------------
                                  Robert J. Kelly
                                  President and Chief Executive Officer



Dated: June 10, 1997              /s/   Herbert T. Dotterer
                                  ------------------------------
                                  Herbert T. Dotterer
                                  Sr. Vice President - Finance and
                                  Chief Financial Officer