Form 10-Q
period 1997-08-02
EAGLE FOOD CENTERS INC
filed 1997-09-16
CIK 30908

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q



   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
------- EXCHANGE ACT OF 1934

For the quarterly period ended             August 2, 1997
                               -------------------------------------------
                          OR
------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
For the transition period from ---------------------------------------------

                        Commission File Number   0-17871


                            EAGLE FOOD CENTERS, INC.
             (Exact name of registrant as specified in the charter)




                Delaware                         36-3548019
     -------------------------------       ------------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

      Rt. 67 & Knoxville Rd., Milan, Illinois                61264
     ---------------------------------------------------------------------------
     (Address of principal executive offices)            (Zip Code)

 Registrant's telephone number, including area code:  (309) 787-7700
                                                      ---------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days. Yes   X   No
                                                    ----      ------

  The number of shares of the Registrant's Common Stock, par value one cent ($0.01) per share, outstanding at September 5, 1997 was 10,943,998.




                               Page 1 of 9 pages

                         PART I - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
                            EAGLE FOOD CENTERS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                             QUARTER ENDED                         TWO QUARTERS ENDED
                                     AUGUST 2, 1997  AUGUST 3, 1996          AUGUST 2, 1997  AUGUST 3, 1996
                                     --------------  --------------          --------------  --------------
Sales................................     $245,383     $257,645                    $485,320     $505,784
Cost of goods sold...................      182,719      192,780                     360,669      378,093
                                       -----------  -----------                 -----------  -----------
  Gross margin.......................       62,664       64,865                     124,651      127,691
Operating expenses:
  Selling, general & administrative..       53,507       55,384                     105,853      108,487
  Depreciation and amortization......        4,838        5,161                       9,727       10,360
                                       -----------  -----------                 -----------  -----------
    Operating income.................        4,319        4,320                       9,071        8,844
Interest expense.....................        2,941        3,160                       5,905        6,657
                                       -----------  -----------                 -----------  -----------
Earnings before income taxes                 1,378        1,160                       3,166        2,187
Income taxes.........................            0            0                           0            0
                                       -----------  -----------                 -----------  -----------
Net earnings.........................       $1,378       $1,160                      $3,166       $2,187
                                       ===========  ===========                 ===========  ===========
Earnings per share:

  Primary net earnings...............        $0.12        $0.10                       $0.28        $0.20
                                       ===========  ===========                 ===========  ===========
  Fully diluted net earnings.........        $0.12        $0.10                       $0.27        $0.19
                                       ===========  ===========                 ===========  ===========
Weighted average common shares and
Common equivalent shares outstanding        11,549       11,410                      11,531       11,416

              See notes to the consolidated financial statements.

                            EAGLE FOOD CENTERS, INC.
                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)
                                     ASSETS

                                                              AUGUST 2,     FEBRUARY 1,
                                                                1997          1997
                                                              ---------     ---------
Current assets:
 Cash and cash equivalents .................................   $ 12,858     $  9,134
 Restricted assets - marketable securities, at fair value ..      9,661        8,780
 Accounts receivable .......................................     11,660       13,388
 Inventories ...............................................     67,755       76,395
 Prepaid expenses and other ................................      3,105        1,225
                                                               --------     --------
  Total current assets .....................................    105,039      108,922

Property and equipment (net) ...............................    112,386      118,473
Other assets:
 Deferred debt issuance costs ..............................      1,416        1,761
 Excess of cost over fair value of net assets acquired .....      2,447        2,487
 Property held for resale ..................................     15,995       13,748
 Other .....................................................     12,512        9,357
                                                               --------     --------
  Total other assets .......................................     32,370       27,353
                                                               --------     --------
   Total assets ............................................   $249,795     $254,748
                                                               ========     ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
 Accounts payable ..........................................   $ 39,778     $ 43,824
 Payroll and associate benefits ............................     15,962       18,185
 Accrued liabilities .......................................     22,482       23,048
 Accrued taxes .............................................      9,759        9,633
 Bank revolving credit facility ............................          0            0
 Current portion of long-term debt .........................      1,450        2,502
                                                               --------     --------
  Total current liabilities ................................     89,431       97,192
Long-term debt:
 Senior Notes ..............................................    100,000      100,000
 Capital lease obligations .................................     11,657       12,083
                                                               --------     --------
  Total long-term debt .....................................    111,657      112,083
Other liabilities:
 Reserve for closed stores and warehouse ...................      7,135        8,839
 Other deferred liabilities ................................     11,492        9,946
                                                               --------     --------
  Total other liabilities ..................................     18,627       18,785
Shareholders' equity:
 Preferred stock, $.01 par value, 100,000 shares
  authorized ...............................................          0            0
 Common stock, $.01 par value, 18,000,000 shares
  authorized, 11,500,000 shares issued .....................        115          115
 Capital in excess of par value ............................     53,337       53,337
 Common stock in treasury, at cost, 568,327  and
  633,361 shares ...........................................     (2,321)      (2,590)
 Other .....................................................       (384)        (448)
 Retained earnings (deficit) ...............................    (20,667)     (23,726)
                                                               --------     --------
  Total shareholders' equity ...............................     30,080       26,688
                                                               --------     --------
   Total liabilities and shareholders' equity ..............   $249,795     $254,748
                                                               ========     ========


              See notes to the consolidated financial statements.

                            EAGLE FOOD CENTERS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                           TWO QUARTERS ENDED
                                                     AUGUST 2, 1997  AUGUST 3, 1996
                                                     --------------  --------------
Cash flows from operating activities:
 Net earnings .....................................          $3,166          $2,187
Adjustments to reconcile net earnings to
net cash flows from operating activities:
 Depreciation and amortization ....................           9,727          10,360
 LIFO charge ......................................             500             600
 Deferred charges and credits .....................             893           1,340
 Loss on disposal of assets .......................              99             506
Changes in assets and liabilities:
 Receivables and other assets .....................         (3,596)           2,844
 Inventories ......................................           8,140           1,623
 Accounts payable .................................         (4,046)           2,486
 Accrued and other liabilities ....................         (1,117)              42
 Reserve for closed stores and warehouse ..........        ( 2,019)        (10,330)
                                                     --------------  --------------
    Net cash flows from operating activities ......          11,747          11,658
Cash flows from investing activities:
 Additions to property and equipment ..............         (5,547)         (2,416)
 Additions to property held for resale ............         (1,009)         (1,949)
 Purchases of marketable securities ...............           (817)           (927)
 Cash proceeds from dispositions of
  property and equipment ..........................             678           3,515
                                                     --------------  --------------
    Net cash flows from investing activities ......         (6,695)         (1,777)

Cash flows from financing activities:
 Net revolving credit repayment ...................               0         (1,992)
 Principal payments of capital lease obligations ..         (1,490)         (2,590)
 Issuance (purchase) of treasury stock ............             162           (171)
                                                     --------------  --------------
    Net cash flows from financing activities ......         (1,328)         (4,753)

Increase in cash and cash equivalents .............           3,724           5,128
Cash and cash equivalents at beginning of period ..           9,134           1,481
                                                     --------------  --------------

Cash and cash equivalents at end of period ........         $12,858          $6,609
                                                     ==============  ==============

Supplemental disclosures of cash flow information:
    Cash paid for interest ........................          $5,485          $6,322
    Cash paid for income taxes ....................             $16             $30

Noncash investing and financing activities
    Unrealized gain (loss) on securities ..........             $64          $(370)


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

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results of operations and financial position for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending January 31,1998.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Sales for the Company's second quarter ended August 2, 1997 were $245.4 million, a decrease of $12.3 million or 4.8% from the second quarter of fiscal 1996. Same store sales for the quarter declined 6.1% and stores not affected by new competition declined 2.4%. The Company has been faced with 21 competitive openings that have added square footage in its markets in the past twelve months which is the primary contributing factor to the lower sales levels. For the two quarters ended August 2, 1997 sales were $485.3 million, a decrease of $20.5 million or 4.0% compared to the same period in fiscal 1996. Same store sales for the two quarters declined 5.1% and stores not affected by new competition declined 1.6%. The Company operated 91 stores at August 2, 1997 compared to 92 stores at the same point in 1996.

Gross margin was 25.5% of sales for the quarter ended August 2, 1997 compared to 25.2% in the comparable quarter of 1996. For the two quarters ended August 2, 1997 gross margin was 25.7% compared to 25.2% for the same time period in 1996. Improvement in gross margin rate resulted from improved perishable department sales and better buying practices.

Selling, general and administrative expenses were 21.8% of sales for the quarter ended August 2, 1997 compared to 21.5% of sales in the comparable quarter of 1996. Expense dollars decreased by $1.9 million, which was primarily due to lower store employee costs as a result of negotiated reductions in pension and health & welfare contributions and fewer hours worked. For the two quarters ended August 2, 1997, selling, general and administrative expenses were 21.8% of sales versus 21.4% of sales for the same period in 1996. Expense dollars for the two quarters decreased by $2.6 million. The decrease for the two quarters is also primarily due to reductions in store level employee costs.

Depreciation and amortization expenses decreased to $4.8 million or 2.0%
of sales for the quarter ended August 2, 1997 compared to $5.2 million or 2.0% of sales in the same quarter of 1996. For the two quarters ended August

2, 1997, depreciation and amortization expenses decreased to $9.7 million or 2.0% of sales compared to $10.4 million or 2.0% of sales for the same period in 1996. Lower levels of new asset additions are the primary cause of the lower depreciation expense.

Net interest expense in the quarter ended August 2, 1997 decreased to $2.9 million or 1.2% of sales compared to $3.2 million or 1.2% of sales in the comparable quarter of 1996. For the two quarters ended August 2, 1997 interest expense has declined by over $750,000 compared to 1996 due to strong positive cash balances and lower interest charges related to present valued liabilities. There were no borrowings against the Revolving Credit Agreement as of August
2, 1997.

Net earnings for the second quarter of fiscal 1997 were $1.4 million or $0.12 per share on a fully diluted basis compared to $1.2 million or $0.10 per share in the same quarter of fiscal 1996. There was no tax provision in either year as tax loss carryforwards are being utilized. For the two quarters ended August 2, 1997 net earnings were $3.2 million, or $0.27 per share on a fully diluted basis compared to $2.2 million or $0.19 per share for the comparable periods of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operating activities totaled $11.7 million for the two quarters ended August 2, 1997 compared to $11.7 million in the comparable two quarters of 1996. Higher earnings and reduced inventory levels helped to offset reductions in accounts payable and increases in other assets related to systems enhancements.

Additions to property and equipment for the two quarters ended August 2, 1997 totaled $5.5 million compared to $2.4 million in the first two quarters of 1996. Net expenditures for property held for resale totaled $1.0 million in the two quarters of 1997 compared to $1.9 million in 1996. The Company opened one new replacement store during the quarter and currently has two major remodeling projects and six minor remodel projects in progress. In addition, the Company has signed contracts to acquire sites for two new store openings in 1998. All of these projects will be financed out of the Company's cash flow from operations.

Working capital at August 2, 1997 was $15.6 million and the current ratio was
1.17 to 1 compared to $14.7 million and 1.15 to 1 at August 3, 1996 and $11.7 million or 1.12 to 1 at February 1, 1997. There were no borrowings or Letters of Credit outstanding against the Revolving Credit Agreement as of August 2, 1997.

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

PART II - OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 1997 Annual Meeting of Shareholders on June 11,1997, the shareholders elected the following persons to its Board of Directors for a one year term:


    Martin J. Rabinowitz                Peter B. Foreman
    Robert J. Kelly                     Michael J. Knilans
    Pasquale V. Petitti                 Alain M. Oberrotman
    Herbert T. Dotterer                 Marc C. Particelli
    Steven M. Friedman                  William J. Snyder
    Paul D. Barnett

In the matter of the election of directors, voting was as follows:


                                     For                              Withheld
                                   ----------                         --------
    Paul D. Barnett                10,377,651                         30,557
    Herbert T. Dotterer            10,390,754                         17,454
    Peter B. Foreman               10,386,158                         22,050
    Steven M. Friedman             10,383,558                         24,650
    Robert J. Kelly                10,395,858                         12,350
    Michael J. Knilans             10,392,251                         15,957
    Alain M. Oberrotman            10,383,958                         24,250
    Marc C. Particelli             10,396,958                         11,250
    Pasquale V. Petitti            10,385,247                         22,961
    Martin J. Rabinowitz           10,392,049                         16,159
    William J. Snyder              10,379,742                         28,466


In the matter of ratification of the appointment of Deloitte & Touche, LLP as independent auditors, 10,360,632 votes were cast in favor of approval, 8,359 votes were cast against, and holders of 39,217 shares abstained or did not vote.

All votes were in the majority, and thus the directors were declared elected and the appointment of auditor proposal declared approved.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                            EAGLE FOOD CENTERS, INC.



     Dated:  September 16, 1997       /s/ Robert J. Kelly
                                      ------------------------------
                                      Robert J. Kelly
                                      President and Chief Executive Officer



     Dated:  September 16, 1997       /s/ Herbert T. Dotterer
                                      ---------------------------------------
                                      Herbert T. Dotterer
                                      Sr. Vice President - Finance and
                                      Chief Financial Officer