Form 10-Q
period 1997-11-01
EAGLE FOOD CENTERS INC
filed 1997-12-16
CIK 30908

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q



  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
------  EXCHANGE ACT OF 1934
For the quarterly period ended       November 1, 1997
                              --------------------------------
                            OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ------ EXCHANGE ACT OF 1934
For the transition period from________________________________

                             Commission File Number   0-17871
                                                   ------------

                          EAGLE FOOD CENTERS, INC.
                          ------------------------
           (Exact name of registrant as specified in the charter)



           Delaware                                       36-3548019
           --------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

Rt. 67 & Knoxville Rd., Milan, Illinois                       61264
-------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (309) 787-7700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

The number of shares of the Registrant's Common Stock, par value one cent ($0.01) per share, outstanding at December 8, 1997 was 10,945,873.

                       PART I - FINANCIAL INFORMATION
ITEM 1:   FINANCIAL STATEMENTS
                          EAGLE FOOD CENTERS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


                                            QUARTER ENDED           THREE QUARTERS ENDED
                                      NOV 1, 1997  NOV 2, 1996     NOV 1, 1997  NOV 2, 1996
                                      -----------  -----------     -----------  -----------
SALES...............................     $234,200     $248,293        $719,520     $754,077
COST OF GOODS SOLD..................      176,153      185,523         536,822      563,616
                                      -----------  -----------     -----------  -----------
 GROSS MARGIN........................      58,047       62,770         182,698      190,461
OPERATING EXPENSES:
 SELLING, GENERAL & ADMINISTRATIVE...      51,591       54,037         157,444      162,524
 DEPRECIATION AND AMORTIZATION.......       4,558        5,014          14,285       15,374
                                      -----------  -----------     -----------  -----------
  OPERATING INCOME....................      1,898        3,719          10,969       12,563
  INTEREST EXPENSE....................      2,761        3,189           8,666        9,846
                                      -----------  -----------     -----------  -----------
EARNINGS/(LOSS) BEFORE INCOME TAXES
                                             (863)         530           2,303        2,717
INCOME TAXES/(BENEFIT)..............         (400)           0            (400)           0
                                      -----------  -----------     -----------  -----------
NET EARNINGS/(LOSS).................     $   (463)    $    530        $  2,703     $  2,717
                                      ===========  ===========     ===========  ===========
EARNINGS/(LOSS) PER SHARE:
PRIMARY NET EARNINGS/(LOSS).........     $  (0.04)    $   0.05        $   0.24     $   0.24
                                      ===========  ===========     ===========  ===========
FULLY DILUTED NET EARNINGS/(LOSS)...     $  (0.04)    $   0.05        $   0.24     $   0.24
                                      ===========  ===========     ===========  ===========
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES AND COMMON EQUIVALENT SHARES
OUTSTANDING                                11,436       11,341          11,404       11,208

SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                           EAGLE FOOD CENTERS, INC.
                         CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                 (UNAUDITED)
                                    ASSETS

                                                              NOVEMBER 1,  FEBRUARY 1,
                                                                  1997        1997
                                                              -----------  -----------
Current assets:
 Cash and cash equivalents .................................     $ 11,427     $  9,134
 Restricted assets - marketable securities, at fair value ..       10,117        8,780
 Accounts receivable .......................................       10,338       13,388
 Inventories ...............................................       75,239       76,395
 Prepaid expenses and other ................................        2,295        1,225
                                                              -----------  -----------
  Total current assets .....................................      109,416      108,922

Property and equipment (net) ...............................      110,805      118,473
Other assets:
 Deferred debt issuance costs ..............................        1,243        1,761
 Excess of cost over fair value of net assets acquired .....        2,427        2,487
 Property held for resale ..................................       16,344       13,748
 Other .....................................................       13,679        9,357
                                                              -----------  -----------
  Total other assets .......................................       33,693       27,353
                                                              -----------  -----------
   Total assets ............................................     $253,914     $254,748
                                                              ===========  ===========

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable ..........................................     $ 45,799     $ 43,824
 Payroll and associate benefits ............................       15,632       18,185
 Accrued liabilities .......................................       22,385       23,048
 Accrued taxes .............................................        7,745        9,633
 Bank revolving credit facility ............................            0            0
 Current portion of long-term debt .........................        1,072        2,502
                                                                 --------     --------
  Total current liabilities ................................       92,633       97,192
Long-term debt:
 Senior Notes ..............................................      100,000      100,000
 Capital lease obligations .................................       14,213       12,083
                                                                 --------     --------
  Total long-term debt .....................................      114,213      112,083
Other liabilities:
 Reserve for closed stores .................................        6,757        8,839
 Other deferred liabilities ................................       10,650        9,946
                                                                 --------     --------
  Total other liabilities ..................................       17,407       18,785
Shareholders' equity:
 Preferred stock, $.01 par value, 100,000 shares
  authorized ...............................................            0            0
  Common stock, $.01 par value, 18,000,000 shares
   authorized, 11,500,000 shares issued ....................          115          115
  Capital in excess of par value ...........................       53,337       53,337
  Common stock in treasury, at cost, 555,377 and
   638,411 shares ..........................................       (2,268)      (2,590)
  Other ....................................................         (378)        (448)
  Retained earnings (deficit) ..............................      (21,145)     (23,726)
                                                                 --------     --------
   Total shareholders' equity ..............................       29,661       26,688
                                                                 --------     --------
    Total liabilities and shareholders' equity .............     $253,914     $254,748
                                                                 ========     ========


              See notes to the consolidated financial statements.

                           EAGLE FOOD CENTERS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)

                                                               THREE QUARTERS ENDED
                                                      NOV 1, 1997                NOV 2, 1996
                                                      -----------                -----------
Cash flows from operating activities:
  Net earnings .....................................     $  2,703                   $  2,717
Adjustments to reconcile net earnings to
net cash flows from operating activities:
  Depreciation and amortization ....................       14,285                     15,374
  LIFO charge ......................................          750                        850
  Deferred charges and credits .....................        1,103                      1,773
  (Gain)/Loss on disposal of assets ................         (288)                       488
Changes in assets and liabilities:
  Receivables and other assets .....................       (2,843)                       (67)
  Inventories ......................................          406                     (4,661)
  Accounts payable .................................        1,975                      5,487
  Accrued and other liabilities ....................       (4,401)                    (3,027)
  Reserve for closed stores and warehouse ..........       (2,306)                   (11,335)
                                                         --------                   --------
       Net cash flows from operating activities ....       11,384                      7,599
Cash flows from investing activities:
  Additions to property and equipment ..............       (8,127)                    (5,431)
  Net additions to property held for resale ........       (1,469)                    (4,806)
  Purchases of marketable securities ...............       (1,267)                      (326)
  Cash proceeds from dispositions of
   property and equipment ..........................        3,640                      3,536
                                                         --------                   --------
       Net cash flows from investing activities ....       (7,223)                    (7,027)

Cash flows from financing activities:
  Net revolving credit repayment ...................            0                      5,494
  Principal payments of capital lease obligations ..       (2,068)                    (3,926)
  Issuance (purchase) of treasury stock ............          200                       (171)
                                                         --------                   --------
       Net cash flows from financing activities ....       (1,868)                     1,397

Increase in cash and cash equivalents ..............        2,293                      1,969
Cash and cash equivalents at beginning of period ...        9,134                      1,481
                                                         --------                   --------
Cash and cash equivalents at end of period .........     $ 11,427                   $  3,450
                                                         ========                   ========

Supplemental disclosures of cash flow information:
      Cash paid for interest........................     $ 10,358                   $ 11,411
      Cash paid/(received) for income taxes ........     $     45                   $ (1,373)

Noncash investing and financing activities
       Unrealized gain (loss) on securities ........     $     70                   $   (284)


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

LITIGATION
A complaint alleging discrimination in employment was filed against the Company in 1994 in the United States District Court for the Central District of Illinois by two current and one former associates individually and as representative of a class of all individuals who are similarly situated. The Plaintiffs moved for class certification and their motion was granted. The court has granted the Company's motion to narrow the scope of the class. The Company denies all substantive allegations of the Plaintiffs and of the class. The Company is subject to various other unresolved legal actions which arise in the normal course of its business. It is not possible to predict with certainty the outcome of these unresolved legal actions or the range of the possible loss.

EARNINGS PER SHARE
Primary and fully diluted net earnings (loss) per share of Common Stock, throughout the periods presented, is calculated by dividing net earnings by the total of the weighted average shares, assuming the dilutive effect of exercise of outstanding stock options computed in accordance with the treasury stock method.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCIAL ACTIVITIES
The Company recorded assets and a related capital lease obligation of $2.8 million in connection with a sale/leaseback transaction for one of it's stores during the three quarters ended November 1, 1997.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Sales for the Company's third quarter ended November 1, 1997 were $234.2 million, a decrease of $14.1 million or 5.7% from the third quarter of fiscal 1996. Same store sales for the quarter declined 5.7% from the year earlier quarter and stores not affected by new competition declined 2.9%. The Company has been faced with 25 competitive openings that have added square footage in its markets in the past twelve months which is the primary contributing factor to the lower sales levels. For the three quarters ended November 1, 1997 sales were $719.5 million, a decrease of $34.6 million or 4.6% compared to the same period in fiscal 1996. Same store sales for the three quarters declined 5.3% from the year earlier period. The Company operated 91 stores at November 1, 1997 compared to 92 stores at the same point in 1996.

Gross margin was 24.8% of sales for the quarter ended November 1, 1997 compared to 25.3% in the comparable quarter of 1996. The lower rate in 1997 was primarily the result of increased promotional activity in an attempt to improve sales trends. The third quarter was negatively influenced by approximately $0.3 million of incremental systems related expenses. For the three quarters ended November 1, 1997 gross margin was 25.4% compared to 25.3% for the same period in 1996. Factors contributing to the year to date gross margin rate increase include increased percentage of perishable and private label sales plus better buying practices.

Selling, general and administrative expenses were 22.0% of sales for the quarter ended November 1, 1997 compared to 21.8% of sales in the comparable quarter of 1996. Expense dollars decreased by $2.4 million, which was primarily due to lower store employee costs as a result of negotiated reductions in pension and health & welfare contributions and fewer hours worked offset by higher advertising and $0.9 million of incremental systems related expenses. For the three quarters ended November 1, 1997, selling, general and administrative expenses were 21.9% of sales for the same period in 1996. Expense dollars for the three quarters decreased by $5.1 million. The decrease for the three quarters is also primarily due to reductions in store level employee costs.

Depreciation and amortization expenses decreased to $4.6 million or 2.0% of sales for the quarter ended November 1, 1997 compared to $5.0 million or 2.0% of sales in the same quarter of 1996. For the three quarters ended November 1, 1997, depreciation and amortization expenses decreased to $14.3 million or 2.0% of sales compared to $15.4 million or 2.0% of sales for the same period in 1996. Lower levels of new asset additions during the past few years are the primary cause of the lower depreciation expense.

Net interest expense in the quarter ended November 1, 1997 decreased to $2.8 million or 1.2% of sales compared to $3.2 million or 1.2% of sales in the comparable quarter of 1996. For the three quarters ended November 1, 1997 interest expense has declined by $1.2 million compared to 1996 due to a stronger cash position during the year and lower interest charges related to present valued liabilities. There were no borrowings against the Company's Revolving Credit Agreement as of November 1, 1997.

The net loss for the third quarter of fiscal 1997 was $463,000 or $0.04 per share on a fully diluted basis compared to net earnings of $530,000 or $0.05 per share in the same quarter of fiscal 1996. The earnings decline was attributable to lower gross margin dollars resulting from lower sales levels and increased promotional activity, and incremental systems implementation costs which were partially offset by lower operating, depreciation and interest costs. Excluding a $400,000 income tax benefit that was recorded in the current quarter due to the resolution of uncertain issues related to audits of prior years, there were no tax provisions in either year as tax carryforwards were being used. For the three quarters ended November 1, 1997 net earnings were $2.7 million, or $0.24 per share on a fully diluted basis compared to $2.7 million or $0.24 per share for the comparable periods of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operating activities totaled $11.4 million for the three quarters ended November 1, 1997 compared to $7.6 million in the comparable three quarters of 1996. Earnings and non-cash charges generated $18.6 million of cash and working capital changes used $7.2 million, primarily in reduced liabilities and a net increase in receivables and other assets.

Additions to property and equipment for the three quarters ended November 1, 1997 totaled $8.1 million compared to $5.4 million in the first three quarters of 1996. Net expenditures for property held for resale totaled $1.5 million in the three quarters of 1997 compared to $4.8 million in 1996. The Company has one new store under construction and is close to beginning construction on three additional stores, two store expansions and four major remodeling projects which will all be completed in fiscal 1998. These capital projects will be financed through internally generated funds, real estate financing transactions and borrowing from the Company's Revolving Credit Agreement. The Company expects capital expenditures to increase as it embarks on a more aggressive real estate program to open up to 20 stores over the next three years.

Working capital at November 1, 1997 was $16.8 million and the current ratio was
1.18 to 1 compared to $12.4 million and 1.12 to 1 at November 2, 1996 and $11.7 million or 1.12 to 1 at February 1, 1997. There were no borrowings or Letters of Credit outstanding against the Revolving Credit Agreement as of November 1, 1997.

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

PART II - OTHER INFORMATION
NONE

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                       EAGLE FOOD CENTERS, INC.



Dated:  December 16, 1997              /s/   Robert J. Kelly
                                       ---------------------
                                       Robert J. Kelly
                                       President and Chief Executive Officer

Dated:  December 16, 1997              /s/   Herbert T. Dotterer
                                       --------------------------------
                                       Herbert T. Dotterer
                                       Sr. Vice President - Finance and
                                       Chief Financial Officer

                                  EXHIBIT 11
                    COMPUTATION OF NET EARNINGS PER SHARE
                   (In thousands, except per share amounts)


                                                QUARTER ENDED       THREE QUARTERS ENDED
                                                11/01/97  11/02/96    11/01/97    11/02/96
                                                --------  --------  ----------  ----------
Weighted average of shares outstanding
   during quarter ............................    10,943    10,865      10,911      10,863

Weighted average common equivalent
   shares attributable to stock options
   granted, computed using the treasury
   stock method on a fully diluted basis .....       493       476         493         345

Weighted average common and common
   equivalent shares .........................    11,436    11,341      11,404      11,208

Net earnings/(loss) applicable to common stock   $  (463)  $   530     $ 2,703     $ 2,717

Net earnings/(loss) per common and common
   equivalent share ..........................   $ (0.04)  $  0.05     $  0.24     $  0.24