Form 10-K
period 1998-01-31
EAGLE FOOD CENTERS INC
filed 1998-05-01
CIK 30908

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 1998 or

[_} Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to
     ________________.

                          Commission File No. 0-17871

                           EAGLE FOOD CENTERS, INC.
            (Exact name of registrant as specified in its charter)

             Delaware                                    36-3548019
  -------------------------------                        ----------
  (State or other jurisdiction of                      (IRS Employer
  incorporation or organization)                     Identification No.)

               Route 67 & Knoxville Road, Milan, Illinois 61264
                   (Address of principal executive offices)

Registrant's telephone number including area code (309) 787-7700
                                                  --------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $19,428,199 as of April 20, 1998.

The number of shares of the Registrant's Common Stock, par value one cent $(0.01) per share, outstanding on April 20, 1998 was 19,873,782.

Documents incorporated by reference include:

1) Portions of the definitive Proxy Statement expected to be filed with the Commission on or before May 18, 1998 with respect to the annual meeting of shareholders are incorporated by reference into Part III.

                                 1 of 48 Pages


                       Exhibit Index appears on page 46

                      FISCAL YEAR ENDED January 31, 1998
                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


                                           PART I

Item 1       Business                                                                           3

Item 2       Properties                                                                         9

Item 3       Legal Proceedings                                                                 10

Item 4       Submission of Matters to a Vote of Security Holders                               10

Item 4a      Executive Officers of the Registrant                                              11


                                           PART II


Item 5       Market for the Registrant's Common Equity and Related Shareholder
             Matters                                                                           12

Item 6       Selected Financial Data                                                           13

Item 7       Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                             14

Item 7a      Quantitative and Qualitative Disclosures about Market Risk                        19

Item 8       Financial Statements and Supplementary Data                                       20

Item 9       Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure                                                              42


                                           PART III


Item 10      Directors and Executive Officers of the Registrant                                43

Item 11      Executive Compensation                                                            43

Item 12      Security Ownership of Certain Beneficial Owners and Management                    43

Item 13      Certain Relationships and Related Transactions                                    43


                                           PART IV


Item 14      Exhibits, Financial Statement Schedules and Reports on Form 8-K                   44

                                 PART I
ITEM 1: BUSINESS
----------------

General

Eagle Food Centers, Inc. (the "Company" or "Eagle"), is a Delaware Corporation. Eagle is a leading regional supermarket chain operating 90 supermarkets in the Quad Cities area of Illinois and Iowa, north, central and eastern Illinois, eastern Iowa, and the Chicago/Fox River Valley and northwestern Indiana area under the trade names "Eagle Food Centers", "Eagle Country Markets(R)", and "BOGO's." Most Eagle supermarkets offer a full line of groceries, meats, fresh produce, dairy products, delicatessen and bakery products, health and beauty aids and other general merchandise, as well as video rental and floral service.

The Company's fiscal year ends on the Saturday closest to January 31st. Fiscal 1997 was a 52 week year ending January 31, 1998, fiscal 1996 was a 52-week year ending February 1, 1997, and fiscal 1995 was a 53-week year ending February 3, 1996.

Talon Insurance Company ("Talon"), formed in the State of Vermont in 1994 to provide insurance for its workers' compensation and general liability claims, is a wholly-owned subsidiary of Eagle Food Centers, Inc. Prior to the formation of Talon, Eagle used paid loss and retro programs through external insurance companies.

Store Development and Expansion

Eagle currently operates stores in the three general formats discussed below.

Eagle Country Markets represent the Company's current full line supermarket format which was introduced by management in 1991. Of the 76 current Eagle Country Markets, 17 have been opened as new stores and 59 have been remodeled with the Eagle Country Market decor. In the new stores, extra space has been devoted to expanded perishable departments, tying together produce, full-service delicatessen, service bakery, service seafood and meat departments, and, in certain stores, floral, video rental departments and in-store banks. All newly-built Eagle Country Markets are designed to encourage shoppers to walk through the higher margin "Power Aisle," which includes extensive perishable offerings. Eagle Country Markets tend to be larger stores ranging from 38,000 square feet to 67,500 square feet for new stores. The pricing strategy in the Eagle Country Markets is to offer overall lower prices than comparable supermarket competition.

Eagle Food Centers use a traditional supermarket format ranging in size from 16,500 square feet to 42,000 square feet. The Company currently has thirteen stores operating under this format. These stores offer a full range of groceries, meats, fresh produce, dairy products, delicatessen and bakery products, health and beauty aids and other general merchandise and many stores offer video rental and floral departments as well. Eagle Food Centers offer overall low prices while providing high quality products and a service-oriented shopping experience.

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

The Company is pursuing a more aggressive store development program to identify markets for new stores and obtain the best potential new store locations available in any target market for openings over the next two to five years. Management intends to focus the Company's new store development within existing markets or new markets within a 300 mile radius of its Headquarters and central distribution facility in Milan, Illinois where the utilization of existing distribution, marketing and support systems is advantageous to its cost structure. Within these markets, the Company expects to select sites for its stores based upon factors such as existing competition, demographic composition and available locations.

The Company opened one new store in fiscal 1997. The Company currently has one new store under construction and plans to open five additional new stores during 1998. In addition, the Company is in the process of expanding two existing stores, and plans to expand two additional stores and complete major remodels on six stores during 1998.

The Company prefers to lease stores from local developers and pursues this strategy wherever appropriate and cost-effective. The Company completed two sale/leaseback transactions in fiscal 1995, one in 1996, and one in 1997 for a total of seven existing locations in order to reduce the amount of capital committed to real estate. Currently, the Company owns 16 of its stores and leases 74 stores.

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

Store managers are given relatively broad discretion in tailoring merchandise and services to the needs of customers in the particular community. Associate involvement and participation has been encouraged through meetings with the chairman and chief executive officer, district advisory boards and store management team incentive bonus programs for sales and earnings improvement.

Computer and Information Systems

In February, 1996, the Company outsourced its MIS function and signed a long-term contract with MCI Systemhouse, Inc. (formerly SHL Systemhouse, Inc.) to assume complete responsibility for Eagle's MIS organization.

Eagle Management uses technology as a means of enhancing productivity, controlling costs, providing an easier shopping experience for customers and learning more about shopper's buying habits. The Company owns a royalty-free license from its former parent, Lucky Stores Inc., to use or modify all legacy computer software programs used for information processing. Eagle has embraced client/server technology and has started replacing several mainframe-based legacy systems with new, client/server systems.

Eagle has been successful in implementing and integrating several new client/server systems that will equip Eagle for processing into the next century. These new systems, which support essential business functions include:

 .  Warehouse and Distribution
 .  Purchasing and Inventory Control
 .  Store Applications for Cash Management, DSD Receiving, and Time and
   Attendance

Eagle will complete the implementation and integration of three additional new client/server systems in 1998. These new systems, which also support essential business functions and will prepare Eagle for processing into the next century, include:

 .  Store Application for Labor Scheduling
 .  Pricing and Shelf Label Management
 .  Eagle Savers Card Promotional Offers

MCI Systemhouse has identified the scope of work that will need to be completed to ensure that Eagle's remaining systems are Year 2000 compliant. The primary additional systems that need to be upgraded to year 2000 compliant releases include:

 .  Human Resources - Payroll and Benefits
 .  Financial Applications including General Ledger, Accounts Payable, Accounts
   Receivable, Fixed Assets and Capital Projects
 .  Store Systems Controllers - Operating System and Supermarket Application

The Company will utilize IBM 4690 generation equipment for its point-of-sale systems. The systems will continue to provide the ability to offer electronic coupons and processing of the Eagle Savers Card, a customer specific identification card designed to facilitate targeted marketing and frequent shopper programs. The Company will also continue to utilize a Unix processor together with database marketing software to store and analyze customer-specific shopping data for target marketing. See comments at page 18 for further discussion.

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

Customer Service - Eagle delivers a wide variety of customer services. Most stores provide customer services such as video rental, check cashing, film processing, lottery ticket and money order sales, and UPS shipping. All stores provide quick, friendly checkout service. Management intends as part of its current strategy to further enhance customer service through additional training of store associates.

Corporate Brands (Private Label) - Corporate Brand sales are an important element in Eagle's merchandising plan. The Company became a member of the Topco Associates, Inc. buying organization in 1994 and has engaged Daymon Associates, Inc. as its "corporate brand" broker. Eagle has a strong penetration in many categories with its Lady Lee brand. In 1995 the Company entered into an agreement with Topco to carry World Classics premium corporate brand products and in 1996 introduced the Valu Time label for the low price corporate brand niche.

Selection - A typical Eagle store carries over 23,000 items, including food and general merchandise. The Company carries nationally advertised brands and an extensive selection of top quality corporate brand products. All stores carry a full line of dairy, frozen food, health and beauty aids and selected general merchandise. In addition, most stores have service delicatessens and bakeries and some stores provide additional specialty departments such as ethnic food items, floral service, seafood service, beer, wine, liquor, and in-store banking facilities.

Promotion - The Company's promotion and merchandising strategy focuses on its image as a high-quality, service-oriented supermarket chain while reinforcing its reputation for price leadership and high quality perishables. Eagle has utilized the Eagle Savers' Card for several continuity promotions and for electronic coupon discounts. Through its store personnel, the Company takes an active interest in the communities in which it operates. The Company also contributes funds, products and services to local charities and civic groups.

Consumer Research - The Company utilizes consumer research to track customer attitudes and the market shares of the Company and its competitors. The Company also has a continuous program of soliciting customer opinions in all of its market areas through the use of in-store customer comment cards. This data enables management to respond to changing consumer needs, direct advertising to specific customer perceptions and evaluate store services and product offerings.

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

Purchasing and Distribution

The Company's stores are located an average of 120 miles from the Company's central distribution facility in Milan, Illinois. This complex includes the Company's executive offices, warehouse, areas used for receiving, shipping and trailer storage, and a truck repair facility.

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

Competition

The food retailing business is highly competitive. The Company is in direct competition with national, regional and local chains as well as independent supermarkets, warehouse stores, membership warehouse clubs, supercenters, limited assortment stores, discount drug stores and convenience stores. The Company also competes with local food stores, specialty food stores (including bakeries, fish markets and butcher shops), restaurants and fast food chains.
The principal competitive factors include store location, price, service, convenience, product quality and variety. The number and type of competitors vary by location, and the Company's competitive position varies according to the individual markets in which the Company does business. The Company's principal competitors operate under the trade names of Cub, Dominicks, Hy-Vee, Jewel, Kmart, Kroger, Shop-N-Save, Target, and Wal-Mart (Supercenters and Sam's Clubs). Management believes that the Company's principal competitive advantages are its value perception, the attractive Eagle Country Market store format, concentration in certain markets and expansion of service and product offerings. The Company is at a competitive disadvantage to some of its competitors due to having unionized associates.

A new format appeared in the Company's trade area in 1994 as five Super KMart supercenters opened. One Wal-Mart Supercenter opened in fiscal 1995 followed by six in 1996 and six more in 1997. Additional supercenter openings by KMart, Wal-Mart, Target and Meijer are likely in the next several years. Not only does this format add new grocery square footage to the market but it offers traditional grocery products at low prices to attract customers to the location with the intent to draw them to the general merchandise side of the store.
These new competitors operate at a significant cost advantage to supermarkets by using mostly part-time, non-union employees.

Trademarks, Trade Names and Licenses

The Company uses various trademarks and service marks in its business, the most important of which are the "Eagle Country Market "TM", "5-Star Meats(R)", "Lady Lee(R)", "Eagle Savers' Card "TM", and "Harvest Day(R)" trademarks and the "Eagle(R)" and "Eagle Country Market(R)" service marks. Each such trademark is federally registered or has an application for registration pending. Pursuant to a trademark license agreement (the "Trademark License Agreement") entered into with the Company's former parent, Lucky Stores, Inc., the Company has been granted the royalty-free use of the "5-Star Meats(R)", "Lady Lee(R)" and "Harvest Day(R)" trademarks until November 30, 2007. The Trademark License Agreement permits the Company to use the licensed trademarks only in the states of Illinois, Indiana, Iowa, Michigan, Ohio, Wisconsin, Kentucky and Minnesota. Lucky Stores, Inc. has agreed not to grant to any other person the right to use such trademarks in the states of Illinois, Indiana and Iowa during the period of the license to the Company.

Associates and Labor Relations

At the end of fiscal 1997, the Company had 6,337 associates, 341 of whom were management and administrative associates and 5,996 of whom were hourly associates. Of the Company's hourly associates, substantially all are represented by 19 separate locals which are associated with four international unions. Store associates are represented by several locals of the United Food and Commercial Workers; warehouse associates, warehouse and bakery drivers and office and clerical workers are represented by Teamsters Local 371; bakery plant workers are represented by Bakery and Confectionery Workers Union Local 36; and bakery plant operating engineers are represented by Operating Engineers Local 150.

The Company values its associates and believes that its relationship with them is good. Several associate relations programs have been introduced, including measures that allow associates to participate in store level decisions, safety incentive programs and store management team incentive bonus programs. The Company began offering a 401(k) savings plan in 1996 open to all union associates. In addition, the Company has an associate stock purchase program and a scholarship program for associates' children and offers preferential discounts to associates on merchandise purchases.

ITEM 2:  PROPERTIES
-------------------

Stores

The Company currently operates 90 stores, ranging in size from 16,500 to 67,500 square feet, with an average size of 37,756 square feet. Sixteen of the Company's stores are owned in fee by the Company. The Company is the lessee or sublessee for the remaining 74 stores. The Company sold and leased back one of its stores in fiscal 1997, one in fiscal 1996, and five in fiscal 1995.

Selected statistics on Eagle retail food stores are presented below:

                                                                      Fiscal Year Ended

                                                        ---------------------------------------------
                                                          January 31,     February 1,     February 3,
                                                              1998            1997            1996

Average total sq. ft. per store                               37,756          37,281          36,772
Average total sq. ft. selling space per store                 27,835          27,460          27,102

Stores beginning of year                                          92              92              96
Opened during year                                                 1               2               0
Major remodels(1)                                                  5               1               3
Closed during year                                                 3               2               4
Stores end of year                                                90              92              92

Size of stores at end of year:
Less than 25,000 sq. ft.                                           5               5               5
25,000 - 29,999 sq. ft.                                           25              28              29
30,000 - 34,999 sq. ft.                                            5               5               5
35,000 - 44,999 sq. ft.                                           38              38              40
45,000 sq. ft. or greater                                         17              16              13

Type of stores:
Eagle Country Markets                                             76              74              67
Eagle Country Warehouses (2)                                       0               0               7
Eagle Food Centers                                                13              17              17
BOGO's Food and Deals                                              1               1               1

(1) A remodeling project which costs $300,000 or more for 1997 and $100,000 for 1996 and 1995.

(2) The Company discontinued the Eagle Country Warehouse format in 1996 and converted all Eagle Country Warehouses to the Eagle Country Market format.

Eagle stores contain various specialty departments such as full service delicatessen (87 stores), bakery (86 stores), floral (63 stores), video rentals (53 stores), pharmacy (17 stores), seafood (31 stores), alcoholic beverages (79 stores), Eagle Country Cafe (11 stores), and in-store banks (18 stores).

Most of the leases and subleases for the stores contain renewal options for periods ranging from five to thirty years. The Company is required to pay fixed rent and a percentage (ranging from 0.75% to 1.5%) of its gross sales in excess of stated minimum gross sales amounts under 74 of the leases and subleases. The Company also has subleases on 14 former store locations and has four vacant former store properties with continuing rent obligations of which the Company is attempting to dispose. For additional information on leased premises, see Note H in the notes to the consolidated financial statements included elsewhere in this document.

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

ITEM 3:  LEGAL PROCEEDINGS
--------------------------

A complaint alleging discrimination in employment was filed against the Company in 1994 in the United States District Court for the Central District of Illinois by two current and one former associates individually and as representative of a class of all individuals who are similarly situated. The Plaintiffs moved for class certification and their motion was granted. In 1997, the Court granted the Company's motion to narrow the scope of the class. The Company denies all substantive allegations of the Plaintiffs and of the class. The Company is subject to various other unresolved legal actions which arise in the normal course of its business. It is not possible to predict with certainty the outcome of these unresolved legal actions or the range of the possible loss.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

ITEM 4a:  EXECUTIVE OFFICERS OF THE REGISTRANT
----------------------------------------------

The following table sets forth certain information with respect to the persons who are executive officers of the Company.

        Name                           Age                         Position(s) Held

Robert J. Kelly                         53          Chairman of the Board of Directors and Chief
                                                    Executive Officer
S. Patric Plumley                       49          Vice President - Chief Financial Officer and
                                                    Secretary
David S. Norton                         50          Senior Vice President - Retailing

The business experience of each of the executive officers during the past five years is as follows:

Mr. Kelly, who was named Chairman of the Board of Directors on March 30, 1998, joined the Company as President and Chief Executive Officer in May 1995. Prior to May 1995, Mr. Kelly was Executive Vice President, Retailing for The Vons Companies Inc., and was employed by that company since 1963. Mr. Kelly has 35 years of experience in the supermarket industry.

Mr. Plumley, who was named Vice President - Chief Financial Officer and Secretary on March 30, 1998, served the Company as Vice President and Corporate Controller from September 15, 1997 until his promotion. Prior to September 1997, Mr. Plumley served as Senior Vice President of American Stores' Super Saver Division from 1994 to 1997, and Senior Vice President of Lucky Stores from 1990 to 1994. Mr. Plumley has 25 years of experience in the supermarket industry.

Mr. Norton joined the Company as Senior Vice President - Retailing in July 1995. Prior to July 1995, Mr. Norton was Vice President - Merchandising for Office 1 beginning in June 1994. From May 1993 to June 1994 Mr. Norton was Vice President of Merchandising for Reliable Corporation. For the period between September 1991 and May 1992, Mr. Norton was Senior Vice President for Food 4 Less Corporation. Mr. Norton had been with the Alpha Beta Company, a grocery retailer, from 1963 until September 1991. The last position held by Mr. Norton with the Alpha Beta Company was Vice President - Sales and Merchandising. Mr. Norton has 32 years of experience in the supermarket industry.

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the two fiscal years ended January 31, 1998 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were in compliance.

                                    PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY
----------------------------------------------
AND RELATED SHAREHOLDER MATTERS
-------------------------------

The Company's common stock trades on the NASDAQ National Market System under the symbol "EGLE". The stock began trading on July 27, 1989. The following table sets forth, by fiscal quarter, the high and low sale prices reported by the NASDAQ National Market System for the periods indicated. As of April 20, 1998 there were approximately 2,693 beneficial holders of shares.

                                Year Ended
                             January 31, 1998
                      ----------------------------------
                              High                Low

First Quarter                  $5-3/8            $ 3-5/8
Second Quarter                  7-3/8              4-3/4
Third Quarter                   6-3/8              4-1/4
Fourth Quarter                  5-1/2             3-5/16

                                 Year Ended
                              February 1, 1997
                      ----------------------------------
                              High                Low

First Quarter                  $4-3/4            $ 1-3/4
Second Quarter                  6-1/4              3-1/4
Third Quarter                   6-7/8              3-3/8
Fourth Quarter                  4-5/8              3-3/8

There were no dividends paid in fiscal 1997 or 1996. The Indenture underlying the Company's Senior Notes and the Revolving Credit Agreement contain restrictions on the payment of dividends. (See Note F of the notes to the Company's consolidated financial statements). The Company does not intend to pay dividends in the foreseeable future.

ITEM 6:  SELECTED FINANCIAL DATA
--------------------------------

The following table represents selected financial data of the Company on a consolidated basis for the five fiscal years ended January 31, 1998.

The selected historical financial data for the five fiscal years ended January 31, 1998 are derived from the consolidated financial statements of the Company which have been audited by Deloitte & Touche LLP, independent auditors.

The selected financial data set forth below should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this document.

                                          Year Ended      Year Ended       Year Ended      Year Ended      Year Ended
                                         January 31,     February 1,      February 3,     January 28,     January 29,
                                             1998            1997             1996            1995            1994
                                                                       (53  Weeks)
Consolidated Operating Data:
Sales                                       $967,090       $1,014,889      $1,023,664      $1,015,063      $1,062,348
Gross margin                                 243,644          256,242         254,355         242,452         269,188
Selling, general and administrative
  expenses                                   208,133          218,253         227,460         221,408         225,292
Voluntary severance program(1)                     -                -               -           6,917               -
Store closing and asset
  revaluation(2)                                   -            1,700           6,519               -          17,015
Depreciation and amortization                 19,068           20,494          23,555          23,578          22,579
                                            --------       ----------      ----------      ----------      ----------
Operating income (loss)                       16,443           15,795          (3,179)         (9,451)          4,302
Interest expense                              11,751           12,547          15,497          14,780          14,244
                                            --------       ----------      ----------      ----------      ----------
Earnings (loss) before income
  taxes & extraordinary charge                 4,692            3,248         (18,676)        (24,231)         (9,942)
Income taxes (benefit)                          (400)               -            (609)         (5,357)         (3,779)
Extraordinary charge(3)                            -                -             625               -           3,969
                                            --------       ----------      ----------      ----------      ----------
Net earnings (loss)                         $  5,092       $    3,248      $  (18,692)     $  (18,874)     $  (10,132)
                                            ========       ==========      ==========      ==========      ==========
Earnings (loss) per common
  share - diluted                               $.45             $.29          $(1.68)         $(1.71)          $(.91)

Consolidated Balance
  Sheet Data (at year-end):
Total assets                                $261,624       $  254,748      $  265,278      $  311,484      $  335,165
Total debt (including capital                122,008          114,585         122,791         143,883         126,126
 leases)
Total shareholders' equity                    32,237           26,688          23,921          42,485          61,746

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

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain key operating statistics as a percentage of sales for the periods indicated:

                                     Year Ended       Year Ended         Year Ended       Year Ended     Year Ended
                                     January 31,      February 1,        February 3,      January 28,    January 29,
                                        1998             1997               1996             1995           1994
                                                                        (53 Weeks)
Operations Statement Data:
  Sales                                  100.00%           100.00%           100.00%          100.00%          100.00%
  Gross margin                            25.19             25.25             24.85            23.89            25.34
  Selling, general and
    administrative expenses               21.52             21.51             22.22            21.81            21.21
  Depreciation and amortization
    expenses                               1.97              2.02              2.30             2.32             2.13
  Voluntary severance program                 -                 -                 -              .68                -
  Provision for store closing and
    asset revaluation                         -               .17               .64                -             1.60
  Operating income (loss)                  1.70              1.56             (0.31)           (0.93)             .40
  Interest expense                         1.22              1.24              1.51             1.46             1.34
  Earnings (loss) before income
    taxes & extraordinary charge            .49               .32             (1.82)           (2.39)            (.94)
  Income taxes (benefit)                   (.04)                -              (.06)            (.53)            (.36)
  Extraordinary charge                        -                 -               .06                -              .37
  Net earnings (loss)                       .53               .32             (1.83)           (1.86)            (.95)

RESULTS OF OPERATIONS


Sales

                                                                    Year Ended        Year Ended          Year Ended
                                                                    January 31,       February 1,         February 3,
                                                                       1998              1997                1996
                                                                                                          (53 Weeks)
Sales                                                                 $967,090        $1,014,889          $1,023,664
Percent Change                                                           (4.7)%            (0.9)%                0.8%
Same Store Change                                                        (5.2)%              1.7%                1.8%

Sales for fiscal 1997 were $967 million, a decrease of $47.8 million or 4.7% from fiscal 1996. Same store sales decreased 5.2% from fiscal 1996 to fiscal 1997. Same store sales decreases are attributed primarily to competitive store openings during the year. The Company was operating 90 stores as of the end of fiscal 1997 and 92 stores at the end of fiscal 1996.

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

Gross Margin

Gross margin as a percentage of sales decreased to 25.19% in fiscal 1997 from 25.25% in fiscal 1996 and increased from 24.85% in fiscal 1995. The decrease in gross margin in fiscal 1997 is primarily the result of increased promotional activities. The increase in gross margin in fiscal 1996 is primarily the result of better buying practices, increased corporate brand sales and lower inventory shrinkage. Gross margin included a charge for LIFO in fiscal 1997 of .08% of sales, in fiscal 1996 of .07% of sales and in fiscal 1995 of 0.06% of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales were 21.52% in fiscal 1997 compared to 21.51% in fiscal 1996 and 22.22% in fiscal 1995. Selling, general and administrative expenses were $10.1 million or 4.6% lower in fiscal 1997 than fiscal 1996 primarily due to lower sales, increased associate productivity and a one time $2.7 million reduction in associate benefit costs. Selling, general and administrative expenses were $9.2 million or 4.0% lower in fiscal 1996 than 1995 due to lower net advertising costs, lower professional fees and lower equipment rental costs and one less week of operations.

Depreciation and Amortization Expense

Depreciation and amortization expense as a percentage of sales was 1.97% in fiscal 1997 as compared to 2.02% in fiscal 1996 and 2.30% in fiscal 1995. The decrease in depreciation expense in 1997 primarily relates to a number of assets being fully depreciated in 1996 and 1997. The decrease in depreciation expense from fiscal 1995 to fiscal 1996 primarily relates to assets being written off in fiscal 1995 due to the adoption of Statement of Financial Accounting Standard No. 121, other assets becoming fully depreciated, and the impact of sale/leaseback transactions. There was one new store opened in fiscal 1997 and two new replacement stores opened in fiscal 1996.

Provision for Store Closing and Asset Revaluation

During fiscal 1997 the costs to close three stores of $.6 million and provide for $1.9 million of estimated future costs on stores to be closed was offset by $1.2 million of favorable lease terminations and $1.3 million of favorable changes in estimates on closed stores The fiscal 1996 charge was primarily related to $2.0 million of costs associated with certain sublease cancellations, net of $.3 million of changes in estimates on existing closed stores. (See Note D to the Company's consolidated financial statements, "Reserve for Closed Stores and Warehouse").

During 1995, the Company recorded a $6.5 million charge for impairment of "Long-Lived Assets" (See Note B to the Company's consolidated financial statements, "Long-Lived Assets"). No provision was made for additional store closings during fiscal 1995.

The Company closed three stores during fiscal 1997, two stores during fiscal 1996 and four in 1995.

Operating Income (Loss)

Operations for fiscal 1997 resulted in operating income of $16.4 million or 1.70% of sales compared to operating income of $15.8 million or 1.56% of sales in fiscal 1996 and an operating loss of $3.2 million or 0.31% of sales in fiscal 1995. The operating income in 1997 increased due to expense reductions in selling, general and administrative costs, including lower associate benefit costs, depreciation and interest, partially offset by reductions resulting from the decrease in sales volume. The operating income in fiscal 1996 compared to an operating loss in fiscal 1995 was the result of higher gross margin and lower selling, general and administrative expenses and lower depreciation and store closing/asset revaluation costs. The fiscal 1996 loss includes a store closing and asset revaluation charge of $1.7 million. The fiscal 1995 loss included a $6.5 million charge for asset impairments.

Interest Expense

Interest expense decreased to 1.22% of sales in fiscal 1997 compared to 1.24% of sales in fiscal 1996 and 1.51% of sales in fiscal 1995. Interest expense decreased in fiscal 1997 and 1996 due to lower weighted average short term borrowings as compared to the prior fiscal year and lower interest rates in 1996 compared to 1995.

Extraordinary Charge

In the second quarter of fiscal 1995, the extraordinary charge of $625,000 or $.06 per share was related to the refinancing of the Revolving Credit Facility.

Net Earnings (Loss)

The Company recognized net earnings of $5.1 million or $.45 per share on a diluted basis for fiscal 1997 compared to net earnings for fiscal 1996 of $3.2 million or $.29 per share on a diluted basis and net loss of $18.7 million or $1.68 per share in fiscal 1995. The 1997 results included a one time associate benefit cost reduction of $2.7 million. The 1996 results include a pre-tax charge of $1.7 million for store closings and asset revaluation. The 1995 net loss includes a $6.5 million pre-tax charge for asset impairment as discussed above. The weighted average common shares outstanding were 10,9l9,720, 10,863,554, and 11,120,815 for fiscal years 1997, 1996, and 1995, respectively.

The fiscal 1997 and 1996 tax provision benefited from the utilization of net operating loss carryforwards that were not previously recognized. The effective income tax rate in fiscal 1995 was lower than the statutory federal and state income tax rates primarily due to limiting the income tax benefits recognized for net operating losses that arose in 1995 and prior years. Valuation allowances have been established for the entire amount of net deferred tax assets due to the uncertainty of future recoverability. (See Note I to the Company's consolidated financial statements.)

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash flows from operating activities were $8.5 million in fiscal 1997 compared to $24.2 million in fiscal 1996 and $14.6 million in fiscal 1995. The 1997 decrease as compared to 1996 related primarily to a $12.4 million increase in inventory and accounts receivable compared to a decrease in such amounts in 1996. The fiscal 1996 improvement primarily related to increased net earnings. Working capital changes used $18.4 million of cash in fiscal 1997 compared to a use of $4.8 million of cash in fiscal 1996 and to a use of $1.6 million in fiscal 1995. Capital expenditures totaled $19.6 million in fiscal 1997, $12.8 million in fiscal 1996 and $4.6 million in fiscal 1995, including $4.0 million, $4.6 million and $2.2 million invested in property held for resale in fiscal 1997, 1996 and fiscal 1995, respectively.

The following table summarizes store development and planned reductions:

                               Planned
                               Fiscal   Fiscal  Fiscal
                                1998     1997    1996
New stores                        6        1       2
Store closings                    8        3       2
Expansions and major remodels    10        5       1
Store count, end of year         88       90      92

The Company is planning capital expenditures of approximately $65.0 million in fiscal 1998, which is expected to be funded primarily from internally generated cash flows, sale/leaseback transactions and short-term borrowings from the Revolving Credit Facility.

The Company owned 16 of its 90 stores as of January 31, 1998 and leased or subleased the remainder. One store was sold and leased back which provided $2.8 million of proceeds during fiscal 1997. One store was also sold and leased back which provided $3.5 million of proceeds during fiscal 1996.

The Company completed a three year agreement in May of 1995 with Congress Financial Corporation (Central) for a $40.0 million Revolving Credit Facility (subsequently expanded up to $50.0 million). The Revolving Credit Facility is secured by inventories located at the Company's central distribution facility and stores and is intended to provide for the Company's short-term liquidity needs and capital expenditures. This agreement was subsequently extended to April 15, 2000, and the terms provide for availability up to a maximum of $50 million, increase the capital expenditure limits per year, increase the permitted purchase money security interests and purchase money mortgages and provide for reductions in the interest rate and fees. Cash borrowings under the Company's Revolving Credit Facility were $7.2 million at January 31, 1998.

The following table summarizes borrowing and interest information:

                                                       Fiscal 1997         Fiscal 1996         Fiscal 1995
                                                       January 31,         February 1,         February 3,
                                                           1998                1997                1996
(Dollars in millions)

Borrowed as of year-end                                      $ 7.2               $   -               $ 2.0
Letters of Credit as of year-end                             $   -               $ 1.8               $12.3
Maximum amount outstanding during year                       $13.8               $11.1               $26.4
Average amount outstanding during year                       $ 1.0               $ 1.4               $16.1
Weighted average interest rate                                 9.3 %               9.3 %               9.5 %

The Company was in compliance with all covenants at January 31, 1998, and expects to be in compliance with all covenants for fiscal 1998 based on management's estimates of fiscal 1998 operating results and cash flows. Working capital and the current ratio were as follows:

                                                                             Working     Current
                                                                             Capital      Ratio
(Dollars in millions)
January 31, 1998                                                              $13.3     1.13 to 1
February 1, 1997                                                              $11.7     1.12 to 1
February 3, 1996                                                              $ 1.6     1.01 to 1

Management believes that working capital is adequate for the Company's reasonably foreseeable needs.

The Company terminated the Westville warehouse lease as of April 29, 1996. The Company incurred a net cash outflow of approximately $9.1 million for this transaction. This transaction did not impact reported earnings as the payment was provided for in the Reserve for Closed Stores and Warehouse.

Inflation

Inflation has had only a minor effect on the operations of the Company and its internal and external sources of liquidity and working capital.

Year 2000 Matters

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing inaccuracies and disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company is currently engaged in a comprehensive project to upgrade its information, technology, distribution and in-store computer software and hardware in an effort to develop a competitive advantage in the marketplace (see page 5). Addressing Year 2000 matters is an integral part of this process. The Company has phased in a substantial number of computer systems and related programs over the past year in its process of converting from the main frame to a client server format. Addressing and correcting Year 2000 matters is an integral part of this transition expected to be completed by September 1999.

The Company and MCI Systemhouse have not yet determined the costs to be incurred relating to the Year 2000 issue.

Safe Harbor Statements Under the Private Securities Litigation Reform Act of
1995

The statements under Management's Discussion and Analysis of Financial Condition and Results of Operations and the other statements in this Form 10-K which are not historical facts are forward looking statements. These forward looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the effect of economic conditions, the impact of competitive stores and pricing, availability and costs of inventory, the rate of technology change, the cost and uncertain outcomes of pending and unforeseen litigation, the availability of capital, supply constraints or difficulties, the effect of the Company's accounting policies, the effect of regulatory and legal developments, and other risks detailed in the Company's Securities and Exchange Commission filings.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

The Company is exposed to certain market risks which are inherent in the Company's financial instruments which arise from transactions entered into in the normal course of business. Although the Company currently utilizes no derivative financial instruments which expose the Company to significant market risk, the Company is exposed to fair value risk due to changes in interest rates with respect to its long-term debt borrowings.

The Company is subject to interest rate risk on its long-term fixed interest rate debt borrowings. Borrowings on the Revolving Credit Facility do not give rise to significant interest rate risk because of the floating interest rate charged on such borrowings. The Company manages its exposure to interest rate risk by utilizing a combination of fixed and floating rate borrowings.

The following describes information relating to the Company's instrument which is subject to interest rate risk at January 31, 1998 (dollars in millions):

   Description       Contract Term       Interest Rate    Cost    Fair Value
--------------------------------------------------------------------------------
   Senior Notes    Due April 15, 2000     8 5/8% fixed    $100      $97.8

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------




INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Eagle Food Centers, Inc.:

We have audited the accompanying consolidated balance sheets of Eagle Food Centers, Inc. and subsidiaries as of January 31, 1998 and February 1, 1997, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Eagle Food Centers, Inc. and subsidiaries as of January 31, 1998 and February 1, 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1998 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP


Davenport, Iowa
April 2, 1998 (April 12, 1998 as to Note P)

EAGLE FOOD CENTERS, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
-------------------------------------------------------------------------------

                                               January 31,          February 1,
                                                  1998                  1997
ASSETS
Current assets:
  Cash and cash equivalents                     $  5,113             $  9,134
  Restricted assets                               10,349                8,965
  Accounts receivable                             10,826               12,210
  Income taxes receivable                            993                  993
  Inventories                                     83,841               76,395
  Prepaid expenses and other                       1,595                1,225
                                                --------             --------
           Total current assets                  112,717              108,922

Property and equipment (net)                     113,124              118,473

Other assets:
  Deferred debt issuance costs (net)               1,070                1,761
  Excess of cost over fair value of net            2,406                2,487
   assets acquired (net)
  Property held for resale                        18,769               13,748
  Other                                           13,538                9,357
                                                --------             --------
           Total other assets                     35,783               27,353
                                                --------             --------
           Total assets                         $261,624             $254,748
                                                ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $ 43,078             $ 43,824
  Payroll and associate benefits                  16,982               18,185
  Accrued liabilities                             19,258               20,085
  Reserve for closed stores and warehouse          3,271                2,963
  Accrued taxes                                    9,131                9,633
  Bank revolving credit facility                   7,208                    -
  Current portion of long term debt                  841                2,502
                                                --------             --------
           Total current liabilities              99,769               97,192
Long term debt:
  Senior Notes                                   100,000              100,000
  Capital lease obligations                       13,959               12,083
                                                --------             --------
           Total long term debt                  113,959              112,083
Other liabilities:
  Reserve for closed stores and warehouse          6,397                8,839
  Other deferred liabilities                       9,262                9,946
                                                --------             --------
           Total other liabilities                15,659               18,785
Shareholders' equity:
  Preferred stock, $.01 par value,                     -                    -
   100,000 shares authorized
  Common stock, $.01 par value, 18,000,000
    shares authorized, 11,500,000 shares
    issued                                           115                  115
  Capital in excess of par value                  53,336               53,336
  Common stock in treasury, at cost,              (2,259)              (2,590)
   553,127 and 633,361 shares
  Other                                             (199)                (448)
  Retained earnings (deficit)                    (18,756)             (23,725)
                                                --------             --------
           Total shareholders' equity             32,237               26,688
                                                --------             --------
           Total liabilities and                $261,624             $254,748
            shareholders' equity                ========             ========

See notes to the consolidated financial statements.


EAGLE FOOD CENTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------------------
                                                     Year Ended    Year Ended    Year Ended
                                                     January 31,   February 1,   February 3,
                                                        1998          1997          1996
                                                                                 (53 Weeks)
Sales                                                $   967,090   $ 1,014,889   $ 1,023,664

Cost of goods sold                                       723,446       758,647       769,309
                                                     -----------   -----------   -----------

           Gross margin                                  243,644       256,242       254,355

Operating expenses:

  Selling, general and  administrative                   208,133       218,253       227,460

  Store closing and asset revaluation                          -         1,700         6,519

  Depreciation and amortization                           19,068        20,494        23,555
                                                     -----------   -----------   -----------

           Operating income (loss)                        16,443        15,795        (3,179)

Interest expense                                          11,751        12,547        15,497
                                                     -----------   -----------   -----------

Earnings (loss) before income taxes and
  extraordinary charge                                     4,692         3,248       (18,676)

Income taxes (benefit)                                      (400)            -          (609)
                                                     -----------   -----------   -----------

Earnings (loss) before extraordinary charge                5,092         3,248       (18,067)

Extraordinary charge                                           -             -           625
                                                     -----------   -----------   -----------

Net earnings (loss)                                  $     5,092   $     3,248   $   (18,692)
                                                     ===========   ===========   ===========

Weighted average common shares outstanding            10,919,720    10,863,554    11,120,815

Weighted average common and potential common
  shares outstanding                                  11,364,496    11,171,799    11,120,815

Basic earnings (loss) per common share:
  Earnings (loss) before extraordinary charge        $       .47   $       .30   $     (1.62)
  Extraordinary charge                                         -             -          (.06)
                                                     -----------   -----------   -----------
  Net earnings (loss)                                $       .47   $       .30   $     (1.68)
                                                     ===========   ===========   ===========

Diluted net earnings (loss) per common share:
  Earnings (loss) before extraordinary charge        $       .45   $       .29   $     (1.62)
  Extraordinary charge                                         -             -          (.06)
                                                     -----------   -----------   -----------
  Net earnings (loss)                                $       .45   $       .29   $     (1.68)
                                                     ===========   ===========   ===========

See notes to the consolidated financial statements.


EAGLE FOOD CENTERS, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------------
                                                                    Common Stock
                                              --------------------------------------------------------
                                                                    Capital in          Treasury                      Retained
                                                             Par     Excess of    --------------------                Earnings
                                                Shares      Value    Par Value     Shares      Dollars     Other      (Deficit)

BALANCE, JANUARY 28, 1995                     11,500,000     $115     $53,541      448,006     $(2,850)    $(387)     $ (7,934)

  Net loss                                                                                                             (18,692)

  Pension liability adjustment                                                                                50

  Change in unrealized gain (loss) on
    marketable securities                                                                                    494

  Purchase of treasury shares                                                      231,900        (416)

  Officer stock sale                                                     (205)    (125,000)        795      (281)         (309)
                                              ----------     ----     -------     --------     -------     -----      --------

BALANCE, FEBRUARY 3, 1996                     11,500,000      115      53,336      554,906      (2,471)     (124)      (26,935)

  Net earnings                                                                                                           3,248

  Pension liability adjustment                                                                               (19)

  Purchase of treasury shares                                                       91,200        (171)

  Stock options exercised                                                          (12,745)         52                     (38)

  Change in unrealized gain (loss) on
    marketable securities                                                                                   (305)
                                              ----------     ----     -------     --------     -------     -----      --------

BALANCE, FEBRUARY 1, 1997                     11,500,000      115      53,336      633,361      (2,590)     (448)      (23,725)

  Net earnings                                                                                                           5,092

  Pension liability adjustment                                                                               111

  Purchase of treasury shares                                                       12,953         (49)

  Stock options exercised                                                          (93,187)        380                    (123)

  Change in unrealized gain (loss) on
    marketable securities                                                                                    138
                                              ----------     ----     -------     --------     -------     -----      --------
BALANCE, JANUARY 31, 1998                     11,500,000     $115     $53,336      553,127     $(2,259)    $(199)     $(18,756)
                                              ==========     ====     =======     ========     =======     =====      ========

See notes to the consolidated financial statements.

EAGLE FOOD CENTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
-----------------------------------------------------------------------------------------------------------------
                                                             Year Ended          Year Ended           Year Ended
                                                             January 31,         February 1,         February 3,
                                                                1998                1997                 1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                           $  5,092            $  3,248             $(18,692)
  Adjustments to reconcile net earnings
    (loss) to net cash flows from operating activities:
    Extraordinary charge before income tax effect                      -                   -                  658
    Depreciation and amortization                                 19,068              20,494               23,555
    Store closing and asset revaluation                                -               1,700                6,519
    Deferred income taxes                                              -                   -                1,389
    LIFO charge                                                      775                 731                  604
    Deferred charges and credits                                   1,358               1,975                3,586
    Loss (gain) on disposal of assets                                603                 883               (1,448)
    Changes in assets and liabilities:
      Accounts receivable and other assets                        (3,902)               (962)              (1,268)
      Inventories                                                 (8,221)              3,766                2,443
      Accounts payable                                              (746)              1,799               (2,713)
      Accrued and other liabilities                               (3,216)              2,766                6,687
      Payments on reserve for closed stores and warehouse         (2,275)            (12,207)              (6,764)
                                                                --------            --------             --------
           Net cash flows from operating activities                8,536              24,193               14,556
                                                                --------            --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                            (15,560)             (8,164)              (2,419)
  Additions to property held for resale                           (4,028)             (4,629)              (2,163)
  Purchase of marketable securities (net)                         (1,246)               (231)              (3,122)
  Cash proceeds from dispositions
    of property and equipment                                      3,664               3,884               15,568
                                                                --------            --------             --------
           Net cash flows from investing activities              (17,170)             (9,140)               7,864
                                                                --------            --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Deferred financing costs                                             -                   -                 (684)
  Principal payments on capital lease obligations                 (2,546)             (5,237)              (3,927)
  Net bank revolving credit facility borrowing (repayment)         7,208              (1,992)             (20,008)
  Purchase of treasury stock                                         (49)               (171)                (416)
                                                                --------            --------             --------
           Net cash flows from financing activities                4,613              (7,400)             (25,035)
                                                                --------            --------             --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                           (4,021)              7,653               (2,615)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                                9,134               1,481                4,096
                                                                --------            --------             --------
CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                                   $  5,113            $  9,134             $  1,481
                                                                ========            ========             ========

EAGLE FOOD CENTERS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 31, 1998, FEBRUARY 1, 1997, AND FEBRUARY 3, 1996
--------------------------------------------------------------------------------

Note A - Organization - Eagle Food Centers, Inc. (the "Company"), a Delaware corporation, engaged in the operation of retail food stores, was the General Partner of Eagle Food Centers, L.P. ("EFC"), a Delaware limited partnership, which previously conducted the Eagle Food Centers business. On July 27, 1989, the owners of all of the outstanding common limited partnership interests in EFC exchanged their partnership interests for 8.3 million shares of Common Stock of the Company. As a result, and following the consummation of the offering by the Company of 3.2 million shares of Common Stock and the redemption by EFC of the preferred limited partnership interests in EFC held by Lucky Stores, Inc. ("Lucky") on August 3, 1989, the Company succeeded to the business and assets and assumed the liabilities of EFC.

Note B - Summary of Significant Accounting Policies

Fiscal Year - The Company's fiscal year ends on the Saturday closest to January 31st. Fiscal 1997 was a 52 week year, fiscal 1996 was a 52 week year, and fiscal 1995 was a 53 week year ending January 31, 1998, February 1, 1997, and February 3, 1996, respectively.

Advertising Expense - The Company's advertising costs, including radio and television production costs, are expensed as incurred and included in the "Selling, general and administrative" caption of the income statement. The components of advertising expense are as follows:

                              Gross                          CO-OP Credits                         Net
                           Advertising                                                        Advertising
                      ----------------------            ----------------------           ---------------------
                      Dollars     % of Sales            Dollars     % of Sales           Dollars    % of Sales
     (Dollars in thousands)

     Fiscal 1997         $16,054        1.7 %              $13,525        1.4 %             $2,529        0.3 %
     Fiscal 1996         $15,548        1.5 %              $13,724        1.3 %             $1,824        0.2 %
     Fiscal 1995         $16,493        1.6 %              $11,771        1.1 %             $4,722        0.5 %

Basis of Consolidation - The consolidated financial statements include the accounts of Eagle Food Centers, Inc. and all subsidiaries. All significant intercompany transactions have been eliminated.

Debt Issuance Costs - Debt issuance costs, recorded net of accumulated amortization of $2.8 million at January 31, 1998 and $2.1 million at February 1, 1997, are amortized over the terms of the related debt agreements.

Deferred Software Costs - The Company classifies software for internal use as Other Assets. Software costs are generally amortized over five years beginning when the software is placed in service. Deferred software balances were $12.1 million and $7.2 million for the year ended January 31, 1998 and February 1, 1997 net of accumulated amortization of $.4 million and $0, respectively.

Earnings (Loss) Per Share - Earnings per share ("EPS") are computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic EPS is computed by dividing consolidated net earnings (loss) by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing consolidated net earnings (loss) by the sum of the weighted average number of common shares outstanding and the weighted average number of potential common shares outstanding. Potential common shares consist solely of outstanding options under the Company's stock option plans. Outstanding options excluded from the computation of potential common shares (option price exceeded the average market price during the period) amounted to 39,975 shares for 1997, 328,925 shares for 1996 and 1,285,250 shares for 1995.

Excess of Cost Over Fair Value of Net Assets Acquired ("Goodwill") - Goodwill, recorded net of accumulated amortization of $.8 million at January 31, 1998 and February 1, 1997, is amortized using the straight-line method over 40 years. The Company continually reviews goodwill to assess recoverability from future operations using undiscounted cash flows. Impairments would be recognized in operating results if an other than temporary diminution in value occurred.

Inventories - Inventories are valued at the lower of cost or market; cost is determined by the last-in, first-out (LIFO) method for substantially all inventories. The current cost of the inventories was greater than the LIFO value by $9.6 million at January 31, 1998 and $8.8 million at February 1, 1997.

Long-Lived Assets - The Company accounts for Long-Lived Assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Under the standard, if the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized. The impairment is measured based on the estimated fair value of the asset.

In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which, for the Company, is generally on a store by store basis. The Company continually monitors under-performing stores and under-utilized facilities for indication that the carrying amount of assets may not be recoverable.

Management determined in 1995 that the performance of certain stores was not expected to improve and an accrual for asset impairment was appropriate due to new competitive openings during the two prior years which reduced sales and earnings of such stores. Four of the six stores for which asset impairment was recognized were relatively new and one store had incurred a comprehensive remodeling in 1990. It was the opinion of management that the sustained under-performance of the relatively new and remodeled stores, not any specific event or circumstance, indicated impairment, resulting in further analysis and accrual of the impairment loss. The Company recorded a $6.5 million charge in fiscal 1995 to reduce the carrying amounts of fixed assets to their estimated fair value. Estimated fair values were primarily determined based on independent appraisals. None of the Company's recorded goodwill related to such stores. Impairment Charges are included in the caption "Store closing and asset revaluation" of the income statement.

Store Closing and Asset Revaluation - In the event the performance or utilization of under-performing stores and under-utilized facilities cannot be improved, management may decide to close, sell or otherwise dispose of such stores or facilities. A charge for store closing and asset revaluation is provided when management has reached the decision to close, sell or otherwise dispose of such stores within one year and the costs can be reasonably estimated. The charge for store closing and asset revaluation arises primarily from (a) the discounted value of future lease commitments in excess of the discounted value of estimated sublease revenues, (b) store closing costs, (c) elimination of any goodwill identified with such stores to be closed and (d) revaluing fixed assets to estimated fair values when assets are impaired, or to net realizable value for assets to be disposed of (see Long-Lived Assets above). Discount rates have been determined at the time a store was added to the closed store reserve and have not been changed to reflect subsequent changes in rates. The Company's policy is to use a risk-free rate of return for a duration equal to the average remaining lease term at the time the reserve was established. The discount rate used for reserves established in fiscal 1997 and 1996 were 6.0% and 7.5%, respectively.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed by using the straight-line method over the estimated useful lives of buildings, fixtures and equipment. Leasehold costs and improvements are amortized over their estimated useful lives or the remaining lease term, whichever is shorter. Leasehold interests are generally amortized over the lease term plus expected renewal periods or 25 years, whichever is shorter. Property acquired under capital lease is amortized on a straight-line basis over the shorter of the life of the property or the lease term.

Property Held for Resale - Property included in this classification represents land acquired for future development and stores the Company is constructing or has recently completed which the Company intends to finance through a sale and lease back transaction and is reported at the lower of cost or estimated market value. These properties are expected to continue to be operated by the Company, are not impaired and have not been written down below cost.

Reclassifications - Certain reclassifications were made to prior years' balances to conform with current year presentation.

Restricted Assets - Restricted assets are comprised of marketable securities and cash held in escrow by third parties. Marketable securities are restricted to satisfy state insurance reserve requirements related to claim liabilities recorded for workers' compensation, automobile and general liability costs;
such claim liability reserves are classified as current.

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

Risks and Uncertainties - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company is party to 24 collective bargaining agreements with 19 local unions representing substantially all of the Company's associates. Three contracts will expire during 1999 covering certain Company associates, in addition to a wage re-opener in one store. The Company expects to negotiate with the unions and to enter into new collective bargaining agreements. There can be no assurance, however, that such agreements will be reached without a work stoppage. A prolonged work stoppage affecting a substantial number of stores could have a material adverse effect on results of the company's operations.

Self-Insurance - The Company is primarily self-insured, through its captive insurance subsidiary, for workers' compensation, automobile and general liability costs. For the insurance year beginning November 1, 1997, the automobile liability has been placed with an outside insurance company. The self-insurance claim liability is determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. Self insurance claim liabilities of $7.5 million as of January 31, 1998 and $7.1 million as of February 1, 1997 are included in the "Accrued liabilities" caption of the balance sheet.

New Accounting Standards - In June 1997 the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." This new standard requires the reporting of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This standard is effective for the Company's 1998 fiscal year and is not expected to have a significant impact on the Company's reporting requirements.

In June 1997 the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This new standard requires public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This standard is effective for the Company's 1998 fiscal year. However, the reporting requirements need not be applied to interim financial statements in the initial year of application. The Company is in the process of evaluating its reporting requirements under this standard.

In March 1998, the American Institute of Certified Public Accountants issued the Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use and related disclosures. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998 and should be applied to internal use computer software costs incurred in the year of adoption for all projects, including those projects in progress upon initial application of the SOP. The Company is in the process of evaluating the potential impact of the adoption of the SOP on the consolidated financial statements.

Note C - Consolidated Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Supplemental cash flow information:

                                                                     1997           1996            1995
     (Dollars in thousands)

     Cash paid for interest                                        $11,132        $12,009         $14,416
     Cash paid (received) for income taxes                              52         (2,958)         (6,374)
     Non-cash additions to property and equipment                    2,761            -             2,843
     Non-cash additions to the capital lease liability               2,761            -               -
     Treasury stock issued                                             380             52             -
     Non-cash transfer from property and equipment to
       property held for resale                                      1,382            -               -


Note D - Reserve for Closed Stores and Warehouse

An analysis of activity in the reserve for closed stores and warehouse for the years ended January 31, 1998 and February 1, 1997, is as follows:

                                                                            January 31,      February 1,
     (in thousands)                                                            1998             1997

     Balance at beginning of year                                               $11,802         $22,091

     Payments, primarily rental payments net of sublease rentals
      of $1,272 in fiscal 1997 and $1,596 in 1996                                (2,765)         12,207)

     Asset revaluation reserve reclassified as a direct reduction
      of fixed assets                                                               -              (810)

     Interest cost                                                                  631           1,028

     Provision for store closing and assets revaluation                             -             1,700

     Balance at end of year (including $3.3  million
       and $3.0 million, respectively, classified as current)                   $ 9,668        $11,802
                                                                                =======        =======

During fiscal 1997, the Company benefited from $1.2 million of favorable lease terminations for five stores that were included in the closed store reserve at February 1, 1997, and from $1.3 million in favorable changes in estimates for stores remaining in the reserve at January 31, 1998, based on current negotiations with the landlord or potential sublessees. Additionally, during fiscal 1997, the Company added six stores to the reserve, three of which were closed in the current year with charges of $0.6 million for lease terminations, and three of which $1.9 million was provided for estimated future costs. The charges for the six stores were offset by the favorable lease terminations and changes in estimates.

During fiscal 1996, the Company provided $1.7 million for store closing costs and asset revaluations. This charge is primarily related to $2.0 million of costs resulting from sublease cancellations due to bankruptcy by the sublessees, net of favorable changes in assumptions on existing closed stores.

During 1996, the Company terminated the lease on its Westville, Indiana warehouse. The Company incurred a net cash outflow of $9.1 million for the transaction, which was previously accrued for in the closed store reserve.

The reserve at January 31, 1998, represents estimated future cash outflows primarily related to the present value of net future rental payments. The components of the provision for store closing and asset revaluation relating to asset revaluation is reclassified as a reduction of fixed assets. It is management's opinion that the reserve will be adequate to cover continuing costs for the existing closed stores and the stores scheduled to be closed in fiscal 1998.

At the end of fiscal year 1997, the reserve included estimated net future costs for five closed stores and five stores to be closed, plus sublease subsidies for ten other closed stores. At the end of fiscal 1996 the reserve included estimated net future costs for twelve closed stores and two stores to be closed, plus sublease subsidies for eight other closed stores.

A roll forward presentation of the number of stores in the closed store reserve for fiscal years 1997 and 1996 is as follows:

                                                                                          1997         1996
     Number of stores in reserve at beginning of year                                       22           21
     Leases terminated/expired                                                              (8)          (2)
     Stores added to the closed store reserve                                                6            3
                                                                                          ----         ----
     Number of stores in reserve at end of year                                             20           22
                                                                                          ====         ====

Note E - Property and Equipment

The investment in property and equipment is as follows:

                                                                               January 31,       February 1,
                                                                                   1998             1997
     (In thousands)

     Land                                                                      $     9,757       $    10,485
     Buildings                                                                      32,175            31,261
     Leasehold costs and improvements                                               38,624            38,644
     Fixtures and equipment                                                        137,940           131,816
     Leasehold interests                                                            29,721            32,793
     Property under capital lease                                                   21,506            23,626
                                                                               -----------       -----------
     Total                                                                         269,723           268,625
     Less accumulated depreciation and amortization                               (156,599)         (150,152)
                                                                               -----------       -----------
     Property and equipment (net)                                              $   113,124       $   118,473
                                                                               ===========       ===========

The Company owned 16 of its 90 stores as of January 31, 1998 and leased or subleased the remainder. Seven stores have been sold and leased back which provided $2.8 million of proceeds during fiscal 1997, $3.5 million of proceeds during fiscal 1996 and $14.0 million in fiscal 1995. The leases on the seven stores, of which one is recorded as a capital lease, have a 25 year term with one ten year option and four five year options. The gains or losses on the sale of these properties have been deferred and amortized over the life of the original lease term.

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. The useful lives of the various classes of assets are as follows:


Buildings                           10-25 years    Leasehold interests               3-25 years
Fixtures and Equipment               2-12 years    Property under capital lease      Shorter of economic life
                                                                                     or lease term
Leasehold Costs & Improvements       5-23 years


Note F - Debt

Long-term debt consists of the following:

                                       January 31,      February 1,
                                           1998            1997
(In thousands)
8 5/8% Senior Notes                       $100,000        $100,000
Capital leases (Note H)                     14,800          14,585
                                          --------        --------
                                           114,800         114,585
Less current maturities                        841           2,502
                                          --------        --------
Total long-term debt                      $113,959        $112,083
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

The Company entered into a Credit Agreement with Congress Financial Corporation (Central) on May 25, 1995. The agreement is a $50 million facility which provides for revolving credit loans and letters of credit. No more than an aggregate of $20.0 million of the total commitment may be drawn by the Company as letters of credit. Total availability under the Credit Agreement is based on percentages of allowable inventory up to a maximum of $50.0 million. The Credit Agreement, as amended, terminates on May 31, 1998 but on April 1, 1998 was extended (see Note P) and is secured by a first priority security interest in all inventories of the Company located in its stores and distribution center in Milan, Illinois. Loans made pursuant to the Credit Agreement bear interest at a fluctuating interest rate based, at the Company's option, on a margin over the base interest rate or a margin over the London Interbank Offered Rate multiplied by the applicable reserve requirement (the adjusted LIBOR Rate). The Credit Agreement has one financial covenant related to minimum net worth as defined by the agreement. At January 31, 1998, the defined net worth of the Company exceeds the minimum amount by approximately $37 million.

At January 31, 1998, the Company had $7.2 million borrowed against the revolving credit facility and had no letters of credit outstanding, resulting in $39.0 million of availability under the Credit Agreement. The interest rate on the outstanding amount was 9.25% at January 31, 1998.

At February 1, 1997, the Company had no borrowings against the revolving credit facility and had $1.8 million in letters of credit outstanding resulting in $41.0 million of availability under the Credit Agreement. The interest rate on the outstanding amount would have been 9.25% at February 1, 1997.

The Company was in compliance with all the covenants in its debt agreements at January 31, 1998. The Company expects to be in compliance with all covenants for fiscal 1998 based on management's estimates of fiscal 1998 operating results and cash flows.

Note G - Treasury Stock

The following summarizes the treasury stock activity for the three years in the period ended January 31, 1998:

                                                             Shares         Dollars       Average
(Dollars in thousands)

Outstanding January 28, 1995                                    448,006         $2,850        $6.36
Purchased                                                       231,900            416         1.79
Issued                                                          125,000            795         6.36

Outstanding February 3, 1996                                    554,906          2,471         4.45
Purchased                                                        91,200            171         1.88
Issued                                                           12,745             52         4.08

Outstanding February 1, 1997                                    633,361          2,590         4.09
Purchased                                                        12,953             49         3.83
Issued                                                           93,187            380         4.08
                                                                -------         ------        -----

Outstanding January 31, 1998                                    553,127         $2,259        $4.09
                                                                =======         ======        =====


During fiscal 1995 the Company sold 125,000 shares of treasury stock to its Chief Executive Officer Robert J. Kelly for $2.25 per share (market value at date of sale) in exchange for a note receivable, which is recorded in the "Other" caption of shareholder's equity and deducted from equity until paid (see Note P). The difference between the average share price of treasury stock and exercise of stock options is charged to retained earnings.

Note H - Leases and Long-term Contracts

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

                                                                            Year Ended
                                                             -----------------------------------------------
                                                                January 31,     February 1,     February 3,
                                                                    1998            1997            1996
(In thousands)
Minimum rent under operating leases                                $19,578         $19,570         $21,461
Additional rent based on sales                                          82             275             249
Less rentals received on noncancelable subleases                    (2,536)         (2,477)         (2,432)
                                                                   -------         -------         -------
                                                                   $17,124         $17,368         $19,278
                                                                   =======         =======         =======

Future minimum lease payments under operating and capital leases as of January 31, 1998 are as follows:

                                                    Operating        Capital
                                                      Leases         Leases
(In thousands)

1998                                                    $ 15,967        $ 2,560
1999                                                      15,973          2,560
2000                                                      15,747          2,560
2001                                                      15,092          2,560
2002                                                      14,407          2,510
Thereafter                                               127,996         15,580
                                                        --------        -------
Total minimum lease payments                            $205,182         28,330
                                                        ========
Less amount representing interest                                        13,530
                                                                        -------
Present value of minimum capital lease payments,
 including $841 classified as current portion of
 long-term debt                                                         $14,800
                                                                        =======


The operating lease future minimum lease payments do not include gross minimum commitments of $19.6 million for closed stores, the present value of which (net of estimated sublease payments) is included in the consolidated balance sheet caption "Reserve for closed stores and warehouse".

On February 1, 1996, the Company entered into a ten year contract for outsourcing its information system function with MCI Systemhouse, Inc. (formerly SHL Systemhouse, Inc.). The contract may be terminated by the Company for convenience effective at the end of the forty-second month following the commencement date, or may be terminated for cause by either party as a result of specific reasons set forth in the contract. In either event, there are descending termination charges payable by the Company. The convenience termination charge at August 1, 1999 is $4.2 million, descending to $1.3 million at February 1, 2005. The termination charge for cause at February 1, 1998 is $3.3 million, descending to $.4 million at February 1, 2005.

Note I - Income Taxes

The following summarizes significant components of the provision for income taxes:

                                                                          Year Ended
                                                        ----------------------------------------------
                                                        January 31,       February 1,      February 3,
                                                            1998             1997              1996
(In thousands)

 Income taxes (benefit):
  Federal                                                     $(400)            $   -          $  (609)
  State                                                           -                 -                -
                                                              -----       -----------          -------
                                                              $(400)            $   -          $  (609)
                                                              =====       ===========          =======
 Income taxes (benefit) consists of the following:
  Current:
    Federal                                                   $(400)            $   -          $(1,734)
    State                                                         -                 -             (222)
                                                              -----       -----------          -------
                                                              $(400)            $   -          $(1,956)
                                                              =====       ===========          =======
  Deferred:
    Federal                                                   $   -             $   -          $ 1,125
    State                                                         -                 -              222
                                                              -----       -----------          -------
                                                              $   -             $   -          $ 1,347
                                                              =====       ===========          =======

The differences between income taxes (benefit) at the statutory Federal income tax rate and income taxes (benefit) reported in the consolidated statements of operations are as follows:


                                                                          Year Ended
                                                        ----------------------------------------------
                                                        January 31,       February 1,      February 3,
                                                            1998             1997              1996
(In thousands)

Income taxes (benefit) at statutory Federal
  tax rate of 35%                                           $ 1,642         $ 1,137         $(6,537)
Surtax exemption                                                (47)            (33)            187
State income taxes, net of Federal benefit                      368             213            (934)
Tax credits                                                       -               -               -
Valuation allowance                                          (2,576)         (1,350)          6,662
Other                                                           213              33              13
                                                            -------         -------         -------
           Total                                            $  (400)        $     -         $  (609)
                                                            =======         =======         =======


Deferred tax assets and liabilities arise because of differences between the financial accounting bases for assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are comprised of the following significant temporary differences:

                                                     January 31,     February 1,
                                                        1998            1997
(In thousands)

Deferred Tax Assets:
 Store closing and asset revaluation                     $ 6,353        $  7,207
 Accrued reserves                                          1,636           2,611
 Deferred revenues                                         2,282           2,946
 Associate benefits                                        1,819           1,516
 Tax credit and net operating loss carryforwards          13,825          16,332
 Valuation allowance                                      (9,523)        (12,099)
                                                         -------        --------
           Total                                         $16,392        $ 18,513
                                                         =======        ========

Deferred Tax Liabilities:
 Depreciation                                            $13,640        $ 15,557
 Other, net                                                2,752           2,956
                                                         -------        --------
           Total                                         $16,392        $ 18,513
                                                         =======        ========

Net deferred tax asset                                   $     -        $      -
                                                         =======        ========


Valuation allowances have been established for the entire amount of the net deferred tax assets as of January 31, 1998 and February 1, 1997 due to the uncertainty of future recoverability.

The tax benefit of tax credit carryforwards available, in thousands of dollars, primarily related to the alternative minimum tax and net operating loss carryforwards, totaling $13,825, and expiration dates are as follows: 1998 -$57, 1999 - $54, 2000 - $11, 2001 - $104, 2002 - $60, 2005 - $58, 2006 - $99, 2007 -
$158, 2008 - $101, 2009 - $450, 2010 - $6,790, 2011 - $28, 2012 - $165 and
unlimited - $5,690.

Note J - Associate Benefit Plans

Retirement Plans
----------------

Substantially all associates of the Company are covered by trusteed, non-contributory retirement plans of the Company or by various multi-employer retirement plans under collective bargaining agreements.

The Company's defined benefit plans covering salaried and hourly associates provide benefits that are based on associates' compensation during years of service. The Company's policy is to fund no less than the minimum required under the Employee Retirement Income Security Act of 1974. During the years ended January 31, 1998, February 1, 1997, and February 3, 1996, pension costs under the plans totaled $713,000, $706,000, and $736,000, respectively.

Net periodic pension cost under the Milan Office and Non-Foods Warehouse Retirement Plan (Milan Plan) and the Eagle Food Centers, Inc. Associate Pension Plan (Eagle Plan) includes the following benefit and cost components for the years ended January 31, 1998, February 1, 1997, and February 3, 1996:

                                                                              Year Ended
                                                               -----------------------------------------
                                                                January 31,   February 1,   February 3,
                                                                    1998          1997          1996
(In thousands)

Service cost                                                          $ 504         $ 516       $   505
Interest cost                                                           722           657           583
Actual return on plan assets                                           (942)         (553)       (1,001)
Net amortization and deferral                                           429            86           649
                                                                      -----         -----       -------
Net periodic pension cost                                             $ 713         $ 706       $   736
                                                                      =====         =====       =======


The funded status and amounts recognized in the Company's consolidated balance sheets for the Milan Plan and Eagle Plan, as of the measurement dates of December 31, 1997 and 1996, are as follows:

                                                                      December 31,          December 31,
                                                                          1997                  1996
(In thousands)

Plan assets at market value                                               $  8,756               $ 7,738
Actuarial present value of projected benefit obligation                    (10,679)               (9,730)
                                                                          --------               -------
Funded status                                                               (1,923)               (1,992)
Unrecognized net loss                                                          135                   459
Minimum pension liability recognized                                          (302)                 (520)
                                                                          --------               -------
Accrued pension cost                                                      $ (2,090)              $(2,053)
                                                                          ========               =======


The actuarial present value of the Company's vested benefit obligation for the Milan Plan and Eagle Plan was $9.4 million and $8.4 million and the accumulated benefit obligation was $9.8 million and $9.0 million at December 31, 1997 and 1996, respectively. Plan assets are held in a trust and include corporate and U.S. government debt securities and common stocks.

Actuarial assumptions used to develop net periodic pension cost for the fiscal years 1997, 1996 and 1995 were as follows:

                                                                     1997          1996          1995
Discount rate                                                        7.5%          7.5%          7.5%
Expected long term rate of return on assets                          8.0%          8.0%          8.0%
Rate of increase in compensation levels                              4.0%          4.0%          4.0%


The Company also participates in various multi-employer plans. The plans provide for defined benefits to substantially all unionized workers. Amounts charged to pension cost and contributed to the plans for the years ended January 31, 1998, February 1, 1997, and February 3, 1996, totaled $4.3 million, $6.4 million, and $6.4 million, respectively. During 1997 the Company received the benefit of a pension contribution moratorium from one union local covering seven months for a total reduction in costs of

$2.1 million. Under the provisions of the Multi-employer Pension Plan Amendments Act of 1980, the Company would be required to continue contributions to a multi-employer pension fund to the extent of its portion of the plan's unfunded vested liability if it substantially or totally withdraws from such plans. Management does not intend to terminate operations that would subject the Company to such liability.


Incentive Compensation Plans
----------------------------

The Company has incentive compensation plans for store management, department heads and certain other management personnel. Incentive plans included approximately 700 associates. Provisions for payments to be made under the plans are based upon achievement of sales and earnings in excess of specific performance targets.

Non-qualified stock option plans were ratified by stockholders and implemented in 1990 and 1995 for key management associates. Stock options have a ten year life beginning at the grant date. Options granted under the 1990 plan were generally vested at 12 months following the grant date. For the options granted under the 1995 Stock Option Plan vesting provisions generally provide for 25% of the shares vesting at each of the first four anniversaries following the date of the grant. Certain specific employment agreements provide for different vesting schedules. The number of shares outstanding and exercisable is shown in the following table. As of January 31, 1998, there were 721,500 options available for future grants. The Company recognized no compensation expense for fiscal year 1997, 1996, or 1995 because the exercise price is at or above the market value at the date of grant.

The following table sets forth the stock option activity for the three years in the period ended January 31, 1998:

                                                                                 Weighted
                                                                 Option           Average
                                          Shares                 Price           Exercise
                                          Subject                Range           Price of
                                         to Option             Per Share          Options
Outstanding 1/28/95                        345,350          $3.375 - $10.00         $4.36
  Granted                                1,016,050          $  1.50 - $4.50         $2.92
  Exercised                                   -                         -            -
  Cancelled or expired                      76,150          $3.375 - $10.00         $4.27

Outstanding 2/3/96                       1,285,250          $ 1.50 - $10.00         $3.23
  Granted                                   82,500          $ 4.375 - $6.75         $5.50
  Exercised                                 14,600          $ 1.50 - $3.375         $3.06
  Cancelled or expired                     108,600          $ 1.50 - $10.00         $3.69

Outstanding 2/1/97                       1,244,550          $ 1.50 - $10.00         $3.35
  Granted                                  332,500          $  4.00 - $5.00         $4.11
  Exercised                                 93,187          $ 1.50 - $3.375         $2.77
  Cancelled or expired                     116,650          $ 1.50 - $10.00         $3.96

Outstanding 1/31/98                      1,367,213          $ 1.50 - $10.00         $3.52

Stock options exercisable are as follows:

                               Weighted
                               Average
                    Options    Exercise
                  Exercisable   Price

February 3, 1996    271,200     $4.22
February 1, 1997    542,138     $3.23
January 31, 1998    734,413     $3.27

The following table summarizes stock option information on outstanding and exercisable shares as of January 31, 1998.

                                      Weighted
                           Weighted    Average                 Weighted
  Range of                 Average    Remaining                Average
  Exercise      Options    Exercise  Contractual    Options    Exercise
   Prices     Outstanding   Price       Life      Exercisable   Price
                                       (Years)
$1.50            198,813    $1.50       7.86        87,263      $1.50
$2.50-$4.00      828,425    $3.35       8.19       588,425      $3.09
$4.375-$5.00     300,000    $4.55       7.74        18,750      $4.68
$8.50-$10.00      39,975    $9.23       2.99        39,975      $9.23
               ---------                           -------
Total          1,367,213                           734,413
               =========                           =======

Note K - Stock Based Compensation

Eagle accounts for stock option grants and awards under its stock based compensation plans in accordance with APB Opinion No. 25. If compensation cost for stock option grants and awards had been determined based on fair value at the grant dates for fiscal 1997 and fiscal 1996 consistent with the method prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123), the Company's net earnings (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                1997    1996     1995

Net earnings (loss):              As reported  $5,092  $3,248  $(18,692)
                                  Pro Forma    $4,474  $3,089  $(19,492)

Basic earnings (loss) per share:  As reported  $  .47  $  .30  $  (1.68)
                                  Pro Forma    $  .41  $  .28  $  (1.75)

Diluted earnings (loss) per       As reported  $  .45  $  .29  $  (1.68)
 share:
                                  Pro Forma    $  .39  $  .28  $  (1.75)


The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: five years expected option life; stock volatility of 61% to 64% in 1997, 91% to 97% in 1996 and 89% in 1995; risk-free interest rate of 5.5% in 1997 and 6.0% in 1996 and 1995; and no dividends during the expected term. Based on this model, the weighted average fair values of stock options awarded were $2.32, $3.32 and $.88 for fiscal year 1997, 1996 and 1995, respectively.

During the initial phase-in period, as required by SFAS No. 123, the proforma amounts were determined based on stock option grants and awards in fiscal 1997, 1996, and 1995 only. The pro forma amounts for compensation cost may not be indicative of the effects on net earnings (loss) and net earnings (loss) per share for future years.

Note L - Extraordinary Charge

The extraordinary charge in fiscal 1995 relates to the refinancing of the Revolving Credit Facility (net of applicable income taxes).

Note M - Fair Value of Financial Instruments

The carrying amounts and fair values of the Company's financial instruments as of January 31, 1998 and February 1, 1997 are as follows:



                                                  January 31, 1998                     February 1, 1997
                                               -----------------------             ------------------------
                                               Carrying         Fair               Carrying          Fair
                                                Amount          Value               Amount           Value
           (In thousands)

           Cash and cash equivalents           $  5,113        $ 5,113              $  9,134        $ 9,134
           Marketable securities                 10,349         10,349                 8,965          8,965
           Bank revolving credit facility         7,208          7,208                     -              -
           Senior Notes                         100,000         97,840              $100,000         98,380

The fair value of cash and cash equivalents approximated its carrying value due to the short-term nature of these instruments. The fair value of marketable securities is based on quoted market prices. The fair value of the Bank Revolving Credit Facility approximated its carrying value due to its floating interest rate. The fair value of the Senior Notes is based on quoted market prices.

The amortized cost, gross unrealized gains and losses, estimated fair values an maturities of the Company's marketable securities at January 31, 1998, are as follows:

                                                                          January 31, 1998
                                                         --------------------------------------------------
                                                                    Unrealized        Unrealized     Fair
                                                            Cost      Gains            Losses        Value
(In thousands)

Restricted cash, due within one year                     $   891      $     -      $       -        $   891
Money market mutual fund, due
  within one year                                          3,752            -              -          3,752
U.S. Treasury notes                                        4,985           69              -          5,054
Equity securities                                            603           61             12            652
                                                         -------      -------      ---------        -------
Total marketable securities                              $10,231      $   130      $      12        $10,349
                                                         =======      =======      =========        =======


The maturity of the U.S. Treasury Notes as of January 31, 1998 are as follows:



                                                                          Fair
                                                                Cost      Value
(In thousands)

Within one year                                                $1,999    $ 1,999
1 - 5 years                                                     2,986      3,055
                                                               ------    -------
Total U.S. Treasury notes                                      $4,985    $ 5,054
                                                               ======    =======

                                                     February 1, 1997
                                         ---------------------------------------
                                                Unrealized   Unrealized   Fair
                                         Cost      Gains       Losses     Value
(In thousands)
Restricted cash due within one year     $   185   $     -      $     -   $   185
Money market mutual fund, due within
  one year                                  774         -            -       774
Municipal bonds, due from 5 to 10 years   8,026         -           20     8,006
                                        -------   -------      -------   -------
Total marketable securities             $ 8,985   $     -      $    20   $ 8,965
                                        =======   =======      =======   =======

Note N - Litigation

A complaint alleging discrimination in employment was filed against the Company in 1994 in the United States District Court for the Central District of Illinois by two current and one former associates individually and as representative of a class of all individuals who are similarly situated. The Plaintiffs moved for class certification and their motion was granted. In 1997, the Court granted the Company's motion to narrow the scope of the class. The Company denies all substantive allegations of the Plaintiffs and of the class. The Company is subject to various other unresolved legal actions which arise in the normal course of its business. It is not possible to predict with certainty the outcome of these unresolved legal actions or the range of the possible loss.

Note O - Earnings Per Share

Earnings per share disclosures (net of tax) for the three years in the period ended January 31, 1998 are follows:

       (In thousands except per share data)
                                                                             Earnings            Shares           Per-Share
                                                                            (Numerator)       (Denominator)         Amount
       Year Ended 1/31/98:
       Basic net earnings per share:
       Earnings available to common shareholders                             $  5,092             10,920            $  .47
                                                                             ========             ======            ======

       Effect of dilutive securities - Stock options                                                 445
                                                                                                  ------

       Diluted net earnings per share:
       Net earnings available to common shareholders                         $  5,092             11,365            $  .45
                                                                             ========             ======            ======

       Year Ended 2/1/97:
       Basic net earnings per share:
       Net earnings available to common shareholders                         $  3,248             10,864            $  .30

       Effect of dilutive securities - Stock options                                                 308
                                                                                                  ------

       Diluted Net Earnings per share:
       Net earnings available to common shareholders                         $  3,248             11,172            $  .29
                                                                             ========             ======            ======

       Year Ended 2/3/96:
       Basic net loss per share:
       Net loss available to common shareholders                              (18,692)            11,121            $(1.68)

       Effect of dilutive securities - Stock options                                                 -
                                                                                                  ------

       Diluted net loss  per share (1):
       Net loss available to common shareholders                             $(18,692)            11,121            $(1.68)
                                                                             ========             ======            ======

      (1) Includes the impact of extraordinary charge of $609 or $.06 per share.


Note P - Subsequent Events

In April 1998, the Company extended the employment agreement of Mr. Robert Kelly, President, Chief Executive Officer, and Chairman of the Board, to extend his employment through December 31, 1999. The terms of the agreement include a $500,000 signing bonus, forgiveness of a promissory note and interest to the Company, totaling $281,250, reimbursement for certain moving costs and an extension of the exercise period for each group of stock options. The agreement also contains a one year non-competition restriction following the termination of Mr. Kelly's employment with the Company.

In April 1998, the Company extended the terms of the Revolving Credit Facility. The amended agreement terminates April 15, 2000. The terms of the amendment provide total availability up to a maximum of $50 million, increase the capital expenditure limit to $75 million per year, increase the permitted purchase money security interests and purchase money mortgage amounts to a combined maximum outstanding amount of $50 million, and provide for reductions in the interest rate and fees.

During April 1998, two stores, which were recorded in property held for resale, were sold and leased back yielding cash proceeds of $10.8 million.

Note Q - Quarterly Financial Data (Unaudited)

                                                                    Net
                                                                 Earnings
                                                      Net         (Loss)
                                        Gross       Earnings    Per Share -
                         Sales          Margin       (Loss)       Diluted

(Dollars in thousands, except per share data)

1997
Quarter: First         $  239,937      $ 61,987     $  1,788         $  .16
         Second           245,383        62,664        1,378            .12
         Third            234,200        58,047         (463)          (.04) (7)
         Fourth           247,570        60,946        2,389            .21
                       ----------      --------     --------         ------
                       $  967,090      $243,644     $  5,092         $  .45
                       ==========      ========     ========         ======

1996
Quarter: First         $  248,139      $ 62,826     $  1,027         $  .09
         Second           257,645        64,865        1,160            .10  (6)
         Third            248,293        62,770          530            .05
         Fourth           260,812        65,781          531  (1)       .05  (1)
                       ----------      --------     --------         ------
                       $1,014,889      $256,242     $  3,248         $  .29
                       ==========      ========     ========         ======

1995
Quarter: First         $  245,530      $ 61,425     $ (4,483)        $ (.41)
         Second           249,045        62,100       (5,291) (4)      (.47) (4)
         Third            246,201        61,836       (2,643)          (.24)
         Fourth (2)       282,888        68,994       (6,275) (5)      (.56) (5)
                       ----------      --------     --------         ------
         TOTAL(3)      $1,023,664      $254,355     $(18,692)        $(1.68)
                       ==========      ========     ========         ======

(1) Net earnings reduced by a $1.7 million or $.15 per share charge related to closed stores and revaluation of assets.
(2)  Fourteen week quarter.
(3)  Fifty-three week year.
(4) Net loss increased by an extraordinary charge of $625,000 or $.06 per share related to the refinancing of the Revolving Credit Facility.
(5) Net loss increased by a $6.5 million or $.59 per share charge related to the revaluation of certain assets (SFAS 121).
(6) Amount differs from amount reported on Form 10Q due to the restatement of balances to comply with the provisions of SFAS 128 "Earnings Per Share".
(7) Net loss attributable to lower gross margin dollars resulting from lower sales volume levels and increased promotional activity, partially offset by lower operating costs.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting principles or practices or financial statement disclosures between the Company and its independent certified public accountants during the two fiscal years ended January 31, 1998.

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

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                            Page
                                                                            ----
(a)  The following documents are filed as a part of this report:

     1.   Financial Statements:

          - Independent Auditors' Report                                      20

          - Consolidated Balance Sheets as of January 31, 1998
            and February 1, 1997                                              21

          - Consolidated Statements of Operations for the years
            ended January 31, 1998, February 1, 1997, and
            February 3, 1996                                                  22

          - Consolidated Statements of Equity for the years
            ended January 31, 1998, February 1, 1997, and
            February 3, 1996                                                  23

          - Consolidated Statements of Cash Flows for the
            years ended January 31, 1998, February 1, 1997,
            and February 3, 1996                                              24

          - Notes to the Consolidated Financial Statements                    25

     2.   Financial Statement Schedules:

          All schedules are omitted because they are not applicable or not required, or because the information required therein is included in the consolidated financial statements or the notes thereto.

     3.   Exhibits - see Exhibit Index on page 46.

(b)  Reports on Form 8-K:

          No reports on Form 8-K were filed during the fourth quarter of fiscal
          1997.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           EAGLE FOOD CENTERS, INC.


                            By: /s/ Robert J. Kelly
                                -------------------
                                Robert J. Kelly
                      Chairman, Chief Executive Officer


DATED: April 30, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

       Signature                          Title                        Date
       ---------                          -----                        ----

/s/ Robert J. Kelly          Chairman, Chief Executive Officer    April 30, 1998
------------------------     (Principal Executive Officer)
Robert J. Kelly

/s/ S. Patric Plumley        Vice President-Chief Financial       April 30, 1998
------------------------     Officer and Secretary
S. Patric Plumley            (Principal Financial and
                             Accounting Officer)


/s/ Peter B. Foreman         Director                             April 30, 1998
------------------------
Peter B. Foreman

/s/ Steven M. Friedman       Director                             April 30, 1998
------------------------
Steven M. Friedman

/s/ Michael J. Knilans       Director                             April 30, 1998
------------------------
Michael J. Knilans

/s/ Alain Oberrotman         Director                             April 30, 1998
------------------------
Alain Oberrotman

/s/ William J. Snyder        Director                             April 30, 1998
------------------------
William J. Snyder

/s/ Paul D. Barnett          Director                             April 30, 1998
------------------------
Paul D. Barnett

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

10.17--    First Amendment to the Loan and Security Agreement dated August 21,
             1995.

10.18--    1995 Stock Incentive Plan as approved on June 21, 1995.

10.19--    Employment agreement dated May 10, 1995 between the Company and
             Robert J. Kelly, its President and Chief Executive Officer.

10.20--    Employment agreement dated July 10, 1995 between the Company and
             David S. Norton, its Senior Vice President-Retailing.

10.21--    Employment agreement dated November 14, 1995 between the Company and
             John N.A. Turley, its Vice President-Grocery.

10.22--    Agreement between the Company, Lucky Stores, Inc., The Midland
             Grocery Company and Roundy's Inc. to terminate the Westville warehouse lease.

10.23--*   Employment Agreement dated April 12, 1998 between the Company and
             Robert J. Kelly, its President and Chief Executive Officer.

10.24--*   Amended Loan and Security Agreement, dated April 1, 1998, between the
             Company, as borrower, and the lender party thereto, Congress
             Financial Corporation (Central).

10.25--*   Employment Agreement dated September 15, 1997 between the Company and
             S. Patric Plumley, its Vice President-Chief Financial Officer and
             Secretary.

12.1--     Computation of Ratio of Earnings to Fixed Charges (filed as Exhibit
             12.1 to the Registration Statement on Form S-1 No. 33-59454 and
             incorporated herein by reference).

21--*      Subsidiaries of the Registrant.

27--*      Financial Data Schedule (for SEC use only).

27.1--*    Restated Financial Data Schedule for the Fiscal Year ended February
             1, 1997 (for SEC use only).

27.2--*    Restated Financial Data Schedule for the Quarter ended August 3, 1996
             (for SEC use only).

27.3--*    Restated Financial Data Schedule for the Quarter ended November 2,
             1996 (for SEC use only).

27.4--*    Restated Financial Data Schedule for the Quarter ended August 2, 1997
             (for SEC use only).

27.5--*    Restated Financial Data Schedule for the Quarter ended November 1,
             1997 (for SEC use only).

*Filed herewith.