Form 10-Q
period 1998-05-02
EAGLE FOOD CENTERS INC
filed 1998-06-16
CIK 30908

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                   FORM 10-Q



 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

For the quarterly period ended     May 2, 1998
                              --------------------

                                      OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________



                       Commission File Number   0-17871
                                             --------------


                           EAGLE FOOD CENTERS, INC.
                           ------------------------
            (Exact name of registrant as specified in the charter)



           Delaware                                      36-3548019
           --------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

Rt. 67 & Knoxville Rd., Milan, Illinois              61264
-------------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (309) 787-7700
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

The number of shares of the Registrant's Common Stock, par value one cent ($0.01) per share, outstanding at June 3, 1998 was 10,948,036.

                               Page 1 of 9 pages

                        PART I - FINANCIAL INFORMATION

Item 1:   Financial Statements
          --------------------

                           EAGLE FOOD CENTERS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                  (unaudited)

                                                           Quarter Ended
                                                   May 2, 1998      May 3, 1998
                                                   -----------      -----------
Sales............................................   $  231,568       $  239,937
Cost of goods sold...............................      173,844          177,950
                                                    ----------       ----------
  Gross margin...................................       57,724           61,987
Operating expenses:
  Selling, general and administrative............       50,301           52,346
  Depreciation and amortization..................        4,377            4,889
                                                    ----------       ----------
   Operating income..............................        3,046            4,752
Interest expense.................................        2,922            2,964
                                                    ----------       ----------
Earnings before income tax ......................          124            1,788
Income taxes.....................................        ---              ---
                                                    ----------       ----------
Net earnings.....................................   $      124       $    1,788
                                                    ==========       ==========

Earnings per share:
  Basic net earnings.............................   $     0.01       $     0.16
                                                    ==========       ==========
  Diluted net earnings...........................   $     0.01       $     0.16
                                                    ==========       ==========
Weighted average shares and potential common
shares outstanding...............................   11,205,000       11,260,000

                See notes to consolidated financial statements.

                           EAGLE FOOD CENTERS, INC.
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands except per share data)
                                  (unaudited)

                                    ASSETS                                                           May 2,         January 31,
                                                                                                      1998             1998
                                                                                                     ------            ----
Current assets:

  Cash and cash equivalents                                                                         $  9,977        $   5,113
  Restricted assets - marketable securities, at fair value                                            10,364           10,349
  Accounts receivable                                                                                 14,460           11,819
  Inventories                                                                                         73,538           83,841
  Prepaid expenses and other                                                                           3,312            1,595
                                                                                                    --------        ---------
     Total current assets                                                                            111,651          112,717


Property and equipment (net)                                                                         121,539          113,124

Other assets:

  Deferred debt issuance costs                                                                           947            1,070
  Excess of cost over fair value of net assets acquired                                                2,386            2,406
  Property held for resale                                                                            10,043           18,769
  Other                                                                                               12,992           13,538
                                                                                                    --------        ---------
     Total other assets                                                                               26,368           35,783
                                                                                                    --------        ---------
       Total assets                                                                                 $259,558         $261,624
                                                                                                    ========        =========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                                  $ 43,462         $ 43,078
  Payroll and associate benefits                                                                      15,405           16,982
  Accrued liabilities                                                                                 14,813           19,258
  Reserved for closed stores                                                                           3,271            3,271
  Accrued taxes                                                                                        8,887            9,131
  Bank revolving credit facility                                                                          27            7,208
  Current portion of long-term debt                                                                    1,863              841
                                                                                                    --------        ---------
     Total current liabilities                                                                        87,728           99,769

Long-term debt:

  Senior Notes                                                                                       100,000          100,000
  Capital lease obligations                                                                           23,555           13,959
                                                                                                    --------        ---------
     Total long-term debt                                                                            123,555          113,959

Other liabilities:
  Reserve for closed stores and warehouse                                                              6,313            6,397
  Other deferred liabilities                                                                           9,574            9,262
                                                                                                    --------        ---------
     Total other liabilities                                                                          15,887           15,659

Shareholders' equity:

  Preferred stock, $.01 par value, 100,000 shares authorized                                              --               --
  Common stock, $.01 par value, 18,000,000 shares authorized, 11,500,000 shares issued                   115              115
  Capital in excess of par value                                                                      53,336           53,336
  Common stock in treasury, at cost, 551,227 shares and 553,127 shares                                (2,251)         (2,259)
  Other                                                                                                 (179)           (199)
  Retained earnings (deficit)                                                                        (18,633)        (18,756)
                                                                                                    --------        ---------
     Total shareholders' equity                                                                       32,388           32,237
                                                                                                    --------        ---------
       Total liabilities and shareholders' equity                                                   $259,558         $261,624
                                                                                                    ========        =========

                See notes to consolidated financial statements.

                           EAGLE FOOD CENTERS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (unaudited)

                                                                                    Quarter Ended
                                                                             May 2, 1998      May 3, 1997
                                                                             -----------      -----------
Cash flows from operating activities:
 Net earnings..........................................................      $      124       $  1,788
Adjustments to reconcile net earnings to
net cash flows from operating activities:
 Depreciation and amortization.........................................           4,377          4,889
 LIFO charge...........................................................             250            250
 Deferred charges and credits..........................................             474            419
 Gain on disposal of assets............................................          (1,111)           (31)
Changes in assets and liabilities:
 Receivable and other assets...........................................          (2,830)        (3,318)
 Inventories...........................................................          10,053          7,222
 Accounts payable......................................................             384           (643)
 Accrued and other liabilities.........................................          (5,954)        (1,934)
 Reserve for closed stores.............................................            (241)          (618)
                                                                             -----------      -----------
      Net cash flows from operating activities.........................           5,526          8,024
Cash flows from investing activities:
 Additions to property and equipment...................................          (1,950)        (3,334)
 Changes in property held for resale...................................           8,473          1,108
 Purchases (maturities) of marketable securities.......................               5           (515)
 Cash proceeds from dispositions of property and equipment.............             159            442
                                                                             -----------      -----------
      Net cash flows from investing activities.........................           6,687         (2,299)
Cash flows from financing activities:
 Net bank revolving credit.............................................          (7,181)            --
 Deferred financing costs..............................................             (50)            --
 Principal payments on capital lease obligations.......................            (126)          (737)
 Purchase of treasury stock............................................               8             --
                                                                             -----------      -----------
      Net cash flows from financing activities.........................          (7,349)          (737)
                                                                             -----------      -----------
 Increase in cash and cash equivalents.................................           4,864          4,988
 Cash and cash equivalents at beginning of period......................           5,113          9,134
                                                                             -----------      -----------
 Cash and cash equivalents at end of period............................      $    9,977       $ 14,122
                                                                             ===========      ===========
 Supplemental disclosures of cash flow information:
   Cash paid for interest..............................................      $    5,130       $  4,901
   Cash paid for income taxes..........................................             $50       $     --

 Noncash investing and financing activities:
   Unrealized (loss) gain on marketable securities.....................      $       20       $    (45)
   Additions to property and the equipment & capital
    lease liability in connection with sale/leaseback transactions.....      $   10,744       $     --
   Accounts receivable for the sale of company assets..................      $    1,557       $     --

                See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with the summary of significant accounting policies set forth in the notes to the audited financial statements contained in the Company's Form 10-K filed with the Securities and Exchange Commission on May 1, 1998.

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results of operations and financial position for the interim periods presented. Operating results for the thirteen weeks ended May 2, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 1999.

Litigation

A complaint alleging discrimination in employment was filed against the Company in 1994 in the United States District Court for the Central District of Illinois by two current and one former associates individually and as representative of a class of all individuals who are similarly situated. The Plaintiffs moved for class certification and their motion was granted. Subsequently, the Court granted the Company's motion to narrow the scope of the class. The Company denies all substantive allegations of the Plaintiffs and of the class. The Company is subject to various other unresolved legal actions which arise in the normal course of its business. It is not possible to predict with certainty the outcome of these unresolved legal actions or the range of the possible loss.

Earnings Per Share

Earnings per share ("EPS") are computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic EPS is computed by dividing consolidated net earnings by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing consolidated net earnings by the sum of the weighted average number of common shares outstanding and the weighted average number of potential common shares outstanding. Potential common shares consist solely of outstanding options under the Company's stock option plans. The computation of basic and diluted EPS are as follows:

(in thousands except per share amounts)

                                                          Quarter Ended

                                                  May 2, 1998      May 3, 1997
                                                  -----------      -----------
Net Earnings:                                       $    124         $  1,788
                                                    ========         ========
Basic EPS:
Weighted average common shares outstanding            10,948           10,877
                                                    ========         ========
                                                    $   0.01         $   0.16
                                                    ========         ========
Diluted EPS:
Weighted average common shares outstanding            10,948           10,877
                                                    ========         ========
Effect of dilutive securities - stock options            257              383
                                                    --------         --------
Shares applicable to diluted earnings                 11,205           11,260
                                                    ========         ========
                                                    $   0.01         $   0.16
                                                    ========         ========

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales for the Company's first fiscal quarter ended May 2, 1998 were $231.6 million, a decrease of $8.4 million or 3.5% from the first quarter of 1997. Same store sales for the quarter decreased 3.1%. There were 90 stores operating during the first quarter of 1998 compared to 92 stores operating in the first quarter of 1997. The decline in total sales was caused primarily by competitive activity during the quarter and the decrease in store count. This decrease reflects the impact of competitive store openings including five during the first quarter of 1998 and 17 during fiscal year 1997.

The gross margin rate was 24.9% of sales for the quarter ended May 2, 1998 compared to 25.8% in the comparable quarter of 1997. The decrease in the gross margin rate is primarily related to increased promotional activity during the quarter.

Selling, general and administrative expenses declined by $2.0 million from the first quarter of 1997 and decreased as a percentage of sales from 21.8% in the first quarter of 1997 to 21.7% during the same period of 1998. The decrease in dollars is primarily due to a gain of $1.0 million on the sale of the Company's bakery, increased associate productivity and lower associate benefit costs.

Depreciation and amortization expenses decreased to $4.4 million or 1.9% of sales compared to $4.9 million or 2.0% of sales in the prior year. This decrease was due to lower levels of new asset acquisitions during the past few years and to certain other assets being fully depreciated. Interest expense decreased to $2.9 million or 1.3% of sales from $3.0 million or 1.2% of sales in the prior year.

Earnings for the first quarter of fiscal 1998 were $124,000 or $0.01 per share on a diluted basis compared to $1.8 million or $0.16 per share in the same quarter of fiscal 1997. There was no tax provision in either year as tax loss carryforwards are being utilized.

Liquidity and Capital Resources

Cash flow from operating activities was $5.5 million for the quarter ended May 2, 1998 compared to $8.0 million in the comparable quarter of 1997. Earnings and non-cash charges generated $4.1 million of cash and working capital changes provided $1.4 million, primarily in decreased inventory, partially offset by a reduction in liabilities and an increase in receivables.

Additions to property and equipment for the quarter were $1.9 million compared to $3.3 million in the first quarter of 1997. Two of the properties held for resale were sold for $10.8 million and leased back during the quarter. In addition, the Company's bakery was sold with a gain of $1.0 million. No stores were opened or closed during the first quarter of fiscal 1998.

Working capital at May 2, 1998 was $23.9 million and the current ratio was 1.27 to 1 compared to $12.9 million and 1.13 to 1 at January 31, 1998 and $13.7 million and 1.14 to 1 at May 3, 1997.

There was $27,000 borrowed against the Revolving Credit Agreement at May 2,1998 with no Letters of Credit issued.

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

                          PART II: OTHER INFORMATION:

Item 1: Legal Proceedings    Not Applicable


Item 2: Change in Securities and Use of Proceeds    Not Applicable


Item 3: Defaults Upon Senior Securities    Not Applicable


Item 4: Submitted Matters to a Vote of Security Holders    Not Applicable


Item 5: Other    Not Applicable


Item 6: Exhibits and Reports on Form 8K

        Exhibit 27 : Financial Data Schedule (see page 9)

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                       EAGLE FOOD CENTERS, INC.



Dated:  June 10, 1998                  /s/   Robert J. Kelly
                                       -------------------------------
                                       Robert J. Kelly
                                       Chairman and Chief Executive Officer



Dated:  June 10, 1998                  /s/   S. Patric Plumley
                                       -------------------------------
                                       S. Patric Plumley
                                       Vice President - Chief Financial Officer