Form 10-Q
period 1998-08-01
EAGLE FOOD CENTERS INC
filed 1998-09-14
CIK 30908

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q



          X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    -------------
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        August 1, 1998
                              ----------------------------
                            OR

     ______________ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________________


                               Commission File Number   0-17871
                                                      ----------


                            EAGLE FOOD CENTERS, INC.
                            ------------------------
             (Exact name of registrant as specified in the charter)



  Delaware                                  36-3548019
  --------                                  ----------
 (State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)

 Rt. 67 & Knoxville Rd., Milan, Illinois       61264
 ----------------------------------------------------------------
 (Address of principal executive offices)           (Zip Code)

 Registrant's telephone number, including area code:  (309) 787-7700
                                                      --------------


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
 filing requirements for the past 90 days.  Yes   X      No_______



 The number of shares of the Registrant's Common Stock, par value one cent ($0.01) per share, outstanding at September 4, 1998 was 10,960,098.

                        PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements
         --------------------

                           EAGLE FOOD CENTERS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (unaudited)

                                                                          Quarter Ended                   Two Quarters Ended
                                                                 August 1, 1998   August 2, 1997   August 1, 1998    August 2, 1997
                                                                 --------------   --------------   --------------    --------------
Sales.........................................................         $234,530         $245,383         $466,098          $485,320

Cost of goods sold............................................          174,860          182,719          348,704           360,669
                                                                       --------         --------         --------          --------
   Gross margin...............................................           59,670           62,664          117,394           124,651

Operating expenses:

   Selling, general & administrative..........................           51,746           53,507          102,047           105,853

   Depreciation and amortization..............................            4,360            4,838            8,737             9,727
                                                                       --------         --------         --------          --------
      Operating income........................................            3,564            4,319            6,610             9,071

Interest expense..............................................            2,650            2,941            5,572             5,905
                                                                       --------         --------         --------          --------
Earnings before income taxes                                                914            1,378            1,038             3,166

Income taxes..................................................                0                0                0                 0
                                                                       --------         --------         --------          --------

Net earnings..................................................         $    914         $  1,378         $  1,038          $  3,166
                                                                       ========         ========         ========          ========
Earnings per share:

   Basic net earnings                                                  $   0.08         $   0.13         $   0.09          $   0.29
                                                                       ========         ========         ========          ========
   Diluted net earnings                                                $   0.08         $   0.12         $   0.09          $   0.28
                                                                       ========         ========         ========          ========
Weighted average common shares and common equivalent shares
outstanding                                                              11,153           11,537           11,174            11,411


See notes to the consolidated financial statements.

                           EAGLE FOOD CENTERS, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)
                                  (unaudited)

                                    ASSETS

                                                             August 1,   January 31,
                                                               1998         1998
                                                             ---------   -----------
Current assets:
 Cash and cash equivalents.................................   $ 27,202     $  5,113
 Restricted assets - marketable securities, at fair value..     10,712       10,349
 Accounts receivable.......................................     13,038       11,819
 Inventories...............................................     68,900       83,841
 Prepaid expenses and other................................      3,363        1,595
                                                              --------     --------
  Total current assets.....................................    123,215      112,717

Property and equipment (net)...............................    127,342      113,124
Other assets:
 Deferred debt issuance costs..............................        823        1,070
 Excess of cost over fair value of net assets acquired.....      2,366        2,406
 Property held for resale..................................     14,409       18,769
 Other.....................................................     12,588       13,538
                                                              --------     --------
  Total other assets.......................................     30,186       35,783
                                                              --------     --------
   Total assets............................................   $280,743     $261,624
                                                              ========     ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable..........................................   $ 45,013     $ 43,078
 Payroll and associate benefits............................     14,320       16,982
 Accrued liabilities.......................................     21,779       19,258
 Reserve for closed stores and warehouse...................      3,271        3,271
 Accrued taxes.............................................      8,680        9,131
 Bank revolving credit facility............................          0        7,208
 Current portion of long-term debt.........................      3,267          841
                                                              --------     --------
  Total current liabilities................................     96,330       99,769
Long-term debt:
 Senior Notes..............................................    100,000      100,000
 Capital lease obligations.................................     34,649       13,959
                                                              --------     --------
  Total long-term debt.....................................    134,649      113,959
Other liabilities:
 Reserve for closed stores and warehouse...................      5,317        6,397
 Other deferred liabilities................................     11,163        9,262
                                                              --------     --------
  Total other liabilities..................................     16,480       15,659
Shareholders' equity:
Common stock, $.01 par value, 18,000,000 shares
  authorized, 11,500,000 shares issued.....................        115          115
 Capital in excess of par value............................     53,336       53,336
 Common stock in treasury, at cost, 544,902 and
   553,127 shares..........................................     (2,225)      (2,259)
 Other.....................................................       (214)        (199)
 Retained earnings (deficit)...............................    (17,728)     (18,756)
                                                              --------     --------
  Total shareholders' equity...............................     33,284       32,237
                                                              --------     --------
   Total liabilities and shareholders' equity..............   $280,743     $261,624
                                                              ========     ========

              See notes to the consolidated financial statements.

                           EAGLE FOOD CENTERS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (unaudited)

                                                                        Two Quarters Ended
                                                                  August 1, 1998   August 2, 1997
                                                                  --------------   --------------
Cash flows from operating activities:
   Net earnings..............................................         $ 1,038         $  3,166
   Adjustments to reconcile net earnings to
   net cash flows from operating activities:
   Depreciation and amortization.............................           8,737            9,727
   LIFO charge...............................................             500              500
   Deferred charges and credits..............................           1,173              893
   (Gain) Loss on disposal of assets.........................          (1,111)              99
   Changes in assets and liabilities:
   Receivables and other assets..............................          (3,613)          (3,596)
   Inventories...............................................          14,441            8,140
   Accounts payable..........................................           1,935           (4,046)
   Accrued and other liabilities.............................          (3,149)          (1,117)
   Reserve for closed stores and warehouse...................          (1,395)         ( 2,019)
                                                                      -------         --------
       Net cash flows from operating activities..............          18,556           11,747
Cash flows from investing activities:
  Additions to property and equipment........................          (6,891)          (5,547)
  Net proceeds from (additions to) property held for resale..           4,209           (1,009)
  Net purchases of marketable securities.....................            (378)            (817)
  Cash proceeds from dispositions of
    property and equipment...................................          14,245              678
                                                                      -------         --------
       Net cash flows from investing activities..............          11,185           (6,695)
Cash flows from financing activities:
  Deferred financing costs...................................             (50)               0
   Net revolving credit repayment............................          (7,208)               0
  Principal payments of capital lease obligations............            (428)          (1,490)
  Issuance of treasury stock.................................              34              162
                                                                      -------         --------
       Net cash flows from financing activities..............          (7,652)          (1,328)
Increase in cash and cash equivalents........................          22,089            3,724
Cash and cash equivalents at beginning of period.............           5,113            9,134
                                                                      -------         --------

Cash and cash equivalents at end of period...................         $27,202         $ 12,858
                                                                      =======         ========

Supplemental disclosures of cash flow information:
       Cash paid for interest................................         $ 5,860         $  5,485
       Cash paid for income taxes............................              85               16

Noncash investing and financing activities:
        Capital lease additions..............................          23,544                0
         Unrealized gain (loss) on securities................         $   (15)        $     64

              See notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------

Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with the summary of significant accounting policies set forth in the notes to the audited financial statements contained in the Company's Form 10-K filed with the Securities and Exchange Commission on May 1, 1998.

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results of operations and financial position for the interim periods presented. Operating results for the thirteen weeks ended August 1, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 1999.

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


(In thousands, except per share amounts)
                                                                                        Two              Two
                                                 Quarter Ended    Quarter Ended    Quarters Ended   Quarters Ended
                                                 August 1, 1998   August 2, 1997   August 1, 1998   August 2, 1997

Net Earnings                                               $914           $1,378           $1,038           $3,166
                                                 ==============   ==============   ==============   ==============
Weighted average common shares outstanding               10,954           10,913           10,951           10,895
                                                 ==============   ==============   ==============   ==============

Basic EPS                                                 $0.08            $0.13            $0.09            $0.29
                                                 ==============   ==============   ==============   ==============

Weighted average common shares outstanding               10,954           10,913           10,951           10,895

Effect of dilutive securities - stock options               199              624              223              516
                                                 --------------   --------------   --------------   --------------
Shares applicable to diluted earnings                    11,153           11,537           11,174           11,411
                                                 ==============   ==============   ==============   ==============

Diluted EPS                                               $0.08            $0.12            $0.09            $0.28
                                                 ==============   ==============   ==============   ==============

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales for the Company's second fiscal quarter ended August 1, 1998 were $234.5 million, a decrease of $10.9 million or 4.4% from the first quarter of 1998. Same store sales for the quarter decreased 3.6%. There were 89 stores operating during the second quarter of 1998 compared to 91 stores operating in the second quarter of 1997. For the two quarters ended August 1, 1998 sales were $466.1 million, a decrease of $19.2 million or 4.0% compared to the same period in fiscal 1997. Same store sales for the two quarters declined 3.2% and stores not affected by new competition declined 0.8%. This decrease reflects the impact of competitive store openings including five during the second quarter of 1998 and 10 for the two quarters ended August 1, 1998, and a reduction in the number of stores.

The gross margin rate was 25.4% of sales for the quarter ended August 1, 1998 compared to 25.5% in the comparable quarter of 1997. For the two quarters ended August 1, 1998, the gross margin rate was 25.2% compared to 25.7% for the same period a year ago. The decrease in the gross margin rate for the two quarters is primarily related to increased promotional activity.

Selling, general and administrative expenses were 22.1% of sales for the quarter ended August 1, 1998 compared to 21.8% of sales in the comparable quarter of 1997. For the two quarters ended August 1, 1998, selling, general and administrative expenses were 21.9% of sales versus 21.8% of sales for the same period in 1997. Selling, general and administrative expenses for the quarter and two quarters ended August 1, 1998 included a reduction of $1.2 million and $1.6 million, respectively, in associate benefit costs that have been temporarily reduced through fiscal 1999. In addition, the two quarters ended August 1, 1998 included a $1.0 million gain on the sale of a bakery.

Depreciation and amortization expenses were $4.4 million or 1.9% of sales for the quarter ended August 1, 1998 compared to $4.8 million or 2.0% of sales in the same quarter of 1997. For the two quarters ended August 1, 1998, depreciation and amortization expenses decreased to $8.7 million or 1.9% of sales compared to $9.7 million or 2.0% of sales for the same period in 1997. The decrease was due to lower levels of capital expenditures in prior years and to other capital assets being fully depreciated.

Net interest expense in the quarter ended August 1, 1998 decreased to $2.7 million or 1.1% of sales compared to $2.9 million or 1.2% of sales in the comparable quarter of 1997. For the two quarters ended August 1, 1998 interest expense declined to $5.6 million compared to $5.9 million in 1997. There were no borrowings against the Bank Revolving Credit Facility as of August 1, 1998.

Earnings for the second quarter of fiscal 1998 were $914 thousand or $0.08 per share on a diluted basis compared to $1.4 million or $0.12 per share for the same quarter of fiscal 1997. There was no tax provision in either year as tax loss carryforwards are being utilized. For the two quarters ended August 1, 1998 net earnings were $1.0 million, or $0.09 per share on a diluted basis compared to $3.2 million or $0.28 per share for the comparable period of fiscal 1997. Costs related to the Company's strategic information system initiatives reduced net earnings by $1.2 million for the quarter and $1.8 million for the two quarters ended August 1, 1998.

Liquidity and Capital Resources

Cash flow from operating activities was $18.6 million for the two quarters ended August 1, 1998 compared to $11.7 million in the comparable two quarters of 1997. Earnings and non cash charges generated $10.3 million of cash and working capital changes generated $8.3 million, primarily due to a decrease in inventory levels partially offset by an increase in accounts receivable and a decrease in accrued liabilities. The company believes that operating cash flows and other sources of liquidity, including borrowings under its Bank Revolving Credit Facility, will be adequate to meet the Company's anticipated requirements for working capital, capital expenditures and interest payments for the foreseeable future. There can be no assurance, however, the Company's business will continue to generate operating cash flows at or above current levels.

Capital expenditures, including property held for resale, were $11.9 million for the quarter and $15.3 million for the two quarters ended August 1, 1998. The Company opened one new store and completed one expansion and one major remodel during the quarter, and currently has three new stores and one expansion project in progress. The sale and leaseback of three stores was completed during the quarter with proceeds of $12.6 million.

Working capital at August 1, 1998 was $26.9 million and the current ratio was
1.28 to 1 compared to $12.9 million and 1.13 to 1 at January 31, 1998 and $14.3 million and 1.16 to 1 at August 2, 1997. There were no borrowings against the Bank Revolving Credit Facility at August 1, 1998 and there were no Letters of Credit outstanding.

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

                          PART II - OTHER INFORMATION



Item 1:  Legal Proceedings  Not Applicable
         -----------------

Item 2:  Change in Securities and Use of Proceeds  Not Applicable
         ----------------------------------------

Item 3:  Defaults Upon Senior Securities  Not Applicable
         -------------------------------

Item 4:  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

At the Company's 1998 Annual Meeting of Shareholders on June 17, 1998, the shareholders elected the following persons to its Board of Directors for a one year term:

     Paul D. Barnett
     Peter B. Foreman
     Steven M. Friedman
     Robert J. Kelly
     Michael J. Knilans
     Alain M. Oberotman
     William J. Snyder

In the matter of the election of directors, voting was as follows:

                                For      Withheld  Abstained
                                ---      --------  ---------
Paul D. Barnett              10,458,658   162,318    327,797
Peter B. Foreman             10,461,265   159,711    327,797
Steven M. Friedman           10,461,265   159,711    327,797
Robert J. Kelly              10,470,156   150,820    327,797
Michael J. Knilans           10,469,265   151,711    327,797
Alain M. Oberrotman          10,459,658   161,318    327,797
William J. Snyder            10,460,156   160,820    327,797

In the matter of ratification of the appointment of Deloitte & Touche, LLP as independent auditors, 10,594,929 votes were cast in favor of approval, 5,416 votes were cast against, and holders of 348,428 abstained.

All votes were in the majority, and thus the directors were declared elected and the appointment of auditor proposal declared approved.


Item 5: Other  Not Applicable
        -----


Item 6: Exhibits and Reports on Form 8K
        -------------------------------
        Exhibit 27: Financial Data Schedule (see page 10)

                              SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                           EAGLE FOOD CENTERS, INC.



Dated: September 10, 1998   /s/ Robert J. Kelly
                            -------------------------------
                            Robert J. Kelly
                            Chairman, President and Chief Executive Officer



Dated: September 10, 1998   /s/ S. Patric Plumley
                            -------------------------------
                            S. Patric Plumley
                            Vice President - Chief Financial Officer