Form 10-Q
period 1998-10-31
EAGLE FOOD CENTERS INC
filed 1998-12-14
CIK 30908

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q



          X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    -------------
          SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended             October 31, 1998
                              -------------------------------------------------

                                      OR


      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
----- --------------------------------------------------------------------
      EXCHANGE ACT OF 1934
      --------------------


For the transition period from_____________________


                       Commission File Number   0-17871
                                               --------------


                           EAGLE FOOD CENTERS, INC.
                           ------------------------
            (Exact name of registrant as specified in the charter)



  Delaware                                      36-3548019
  --------                                      ----------
 (State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)

 Rt. 67 & Knoxville Rd., Milan, Illinois                61264
 ------------------------------------------------------------------------
 (Address of principal executive offices)           (Zip Code)

 Registrant's telephone number, including area code:  (309) 787-7700
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

The number of shares of the Registrant's Common Stock, par value one cent ($0.01) per share, outstanding at November 6, 1998 was 10,912,398.


                              Page 1 of 11 pages

                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements
         --------------------

                                                  EAGLE FOOD CENTERS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (unaudited)


                                                            Quarter Ended  Three    Quarters Ended

                                                     Oct 31, 1998   Nov 1, 1997  Oct 31, 1998  Nov 1, 1997
                                                     ------------   -----------  ------------  -----------
Sales...............................................     $226,515    $234,200      $692,613       $719,520
Cost of goods sold..................................      168,465     176,153       517,169        536,822
                                                          -------     -------       -------        -------
   Gross margin.....................................       58,050      58,047       175,444        182,698
Operating expenses:
   Selling, general & administrative................       50,147      51,591       152,177        157,444
   Depreciation and amortization....................        4,581       4,558        13,335         14,285
                                                            -----      ------        ------         ------
      Operating income..............................        3,322       1,898         9,932         10,969
Interest expense....................................        2,935       2,761         8,507          8,666
                                                            -----      ------        ------         ------
Earnings (loss) before income taxes.................          387        (863)        1,425          2,303
Income taxes........................................            0        (400)            0           (400)
                                                            -----       -----         -----         ------
Net earnings (loss).................................         $387       $(463)       $1,425         $2,703
                                                            =====      ======        ======         ======
Earnings (loss) per share:
Basic net earnings (loss)...........................        $0.04      $(0.04)        $0.13          $0.24
                                                           ======      ======         =====          =====
   Diluted net earnings (loss)......................        $0.04      $(0.04)        $0.13          $0.24
                                                            =====      ======         =====          =====
Weighted average common shares and common
 equivalent shares outstanding......................       11,001      11,415        11,104         11,404

See notes to the consolidated financial statements.

                           EAGLE FOOD CENTERS, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)
                                  (unaudited)

                                    ASSETS

                                                             October 31,     January 31,
                                                                1998            1998
                                                             -----------     -----------
Current assets:
 Cash and cash equivalents.................................   $ 11,670        $  5,113
 Restricted assets - marketable securities, at fair value..     10,953          10,349
 Accounts receivable.......................................     15,838          11,819
 Inventories...............................................     78,621          83,841
 Prepaid expenses and other................................      3,382           1,595
                                                              --------        --------
  Total current assets.....................................    120,464         112,717

Property and equipment (net)...............................    125,343         113,124
Other assets:
 Deferred debt issuance costs..............................        705           1,070
 Excess of cost over fair value of net assets acquired.....      2,345           2,406
 Property held for resale..................................     19,508          18,769
 Other.....................................................     12,227          13,538
                                                              --------        --------
  Total other assets.......................................     34,785          35,783
                                                              --------        --------
   Total assets............................................   $280,592        $261,624
                                                              ========        ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable.........................................   $ 48,401        $ 43,078
  Payroll and associate benefits...........................     13,730          16,982
  Accrued liabilities......................................     19,575          19,258
  Reserve for closed stores and warehouse..................      2,471           3,271
  Accrued taxes............................................      7,766           9,131
  Bank revolving credit facility...........................          0           7,208
  Current portion of long-term debt........................      1,267             841
                                                              --------        --------
     Total current liabilities.............................     93,209          99,769
Long-term debt:
  Senior Notes.............................................    100,000         100,000
  Capital lease obligations................................     36,539          13,959
                                                              --------        --------
     Total long-term debt..................................    136,539         113,959
Other liabilities:
  Reserve for closed stores and warehouse..................      5,926           6,397
  Other deferred liabilities...............................     11,267           9,262
                                                              --------        --------
     Total other liabilities...............................     17,193          15,659
Shareholders' equity:
Common stock, $.01 par value, 18,000,000 shares
    authorized, 11,500,000 shares issued...................        115             115
  Capital in excess of par value...........................     53,336          53,336
  Common stock in treasury, at cost, 582,602 and
     553,127 shares........................................     (2,323)         (2,259)
  Other....................................................       (124)           (199)
  Retained earnings (deficit)..............................    (17,354)        (18,756)
                                                              --------        --------
     Total shareholders' equity............................     33,650          32,237
                                                              --------        --------
       Total liabilities and shareholders' equity..........   $280,592        $261,624
                                                              ========        ========

              See notes to the consolidated financial statements.

                            EAGLE FOOD CENTERS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (unaudited)

                                                              Three Quarters Ended
                                                      October 31, 1998     November 1, 1997
                                                      ----------------     ----------------
Cash flows from operating activities:
  Net earnings.......................................     $ 1,425              $ 2,703
  Adjustments to reconcile net earnings to
  net cash flows from operating activities:
    Depreciation and amortization....................      13,335               14,285
    LIFO charge......................................         750                  750
    Deferred charges and credits.....................       2,011                1,103
    Gain on disposal of assets.......................        (993)                (288)
  Changes in assets and liabilities:
    Receivables and other assets.....................      (7,329)              (2,843)
    Inventories......................................       4,470                  406
    Accounts payable.................................       5,323                1,975
    Accrued and other liabilities....................      (6,753)              (4,401)
    Reserve for closed stores and warehouse..........      (1,820)              (2,306)
                                                           -------              -------
       Net cash flows from operating activities......      10,419               11,384
Cash flows from investing activities:
  Additions to property and equipment................      (8,855)              (8,127)
  Net additions to property held for resale..........        (950)              (1,469)
  Net purchases of marketable securities.............        (529)              (1,267)
  Cash proceeds from dispositions of
    property and equipment...........................      14,332                3,640
                                                          -------              -------
       Net cash flows from investing activities......       3,998               (7,223)
Cash flows from financing activities:
  Deferred financing costs...........................         (50)                   0
  Net revolving credit repayment.....................      (7,208)                   0
  Principal payments of capital lease obligations....        (538)              (2,068)
  Purchase of treasury stock.........................         (64)                 200
                                                          -------              -------
       Net cash flows from financing activities......      (7,860)              (1,868)

Increase in cash and cash equivalents................       6,557                2,293
Cash and cash equivalents at beginning of period.....       5,113                9,134
                                                          -------              -------

Cash and cash equivalents at end of period...........     $11,670              $11,427
                                                          =======              =======

Supplemental disclosures of cash flow information:
       Cash paid for interest........................     $11,232              $10,358
       Cash paid for income taxes....................     $    95              $    45

Noncash investing and financing activities:
        Capital lease additions......................     $23,544              $     0
        Unrealized gain on securities................     $    75              $    70


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

Litigation
A complaint alleging discrimination in employment was filed against the Company in 1994 in the United States District Court for the Central District of Illinois by two current and one former associates individually and as representative of a class of all individuals who are similarly situated. The Plaintiffs moved for class certification and their motion was granted. Subsequently, the Court granted the Company's motion to narrow the scope of the class. The Company denies all substantive allegations of the Plaintiffs and of the class. The Company anticipates the trail to begin in April 1999. The Company is subject to various other unresolved legal actions which arise in the normal course of its business. It is not possible to predict with certainty the outcome of these unresolved legal actions or the range of the possible loss.

Earnings Per Share
Earnings per share ("EPS") are computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic EPS is computed by dividing consolidated net earnings by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing consolidated net earnings by the sum of the weighted average number of common shares outstanding and the weighted average number of potential common shares outstanding. Potential common shares consist solely of outstanding options under the Company's stock option plans. The computations of basic and diluted EPS are as follows:


                                                                                                   Three               Three
                                                      Quarter Ended        Quarter Ended       Quarters Ended      Quarters Ended
(In thousands, except per share amounts)            October 31, 1998     November 1, 1997     October 31, 1998    November 1, 1997
Net earnings (loss)                                             $387                ($463)              $1,425              $2,703
                                                    ================     ================     ================    ================

Weighted average common shares outstanding                    10,929               10,943               10,944              10,911
                                                    ================     ================     ================    ================

Basic net earnings (loss) per share                            $0.04               ($0.04)               $0.13               $0.24
                                                    ================     ================     ================    ================

Weighted average common shares outstanding                    10,929               10,943               10,944              10,911
Effective dilutive securities - stock options                     72                  472                  160                 493
                                                    ----------------     ----------------     ----------------    ----------------
Shares applicable to diluted earnings (loss)                  11,001               11,415               11,104              11,404
                                                    ================     ================     ================    ================
Diluted net earnings (loss) per share                          $0.04               ($0.04)               $0.13               $0.24
                                                    ================     ================     ================    ================

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales for the Company's third fiscal quarter ended October 31, 1998 were $226.5 million, a decrease of $7.7 million or 3.3% from the third quarter of 1997. Same store sales for the quarter decreased 3.1% and stores not affected by new competition declined 0.3%. There were 89 stores operating during the third quarter of 1998 compared to 91 stores operating in the third quarter of 1997. For the three quarters ended October 31, 1998 sales were $692.6 million, a decrease of $26.9 million or 3.7% compared to the same period in fiscal 1997. Same store sales for the three quarters declined 3.3% and sales for stores not affected by new competition declined 0.6% from the previous year. The Company had seven competitive openings during the quarter affecting nine Eagle stores and 17 competitive openings for the three quarters affecting 24 Eagle stores.

The gross margin rate was 25.6% of sales for the quarter ended October 31, 1998 compared to 24.8% in the comparable quarter of 1997. For the three quarters ended October 31, 1998, the gross margin rate was 25.3% compared to 25.4% for the same period a year ago. The increase for the quarter is primarily due to improved purchasing practices and lower promotional activity.

Selling, general and administrative expenses were 22.1% of sales for the quarter ended October 31, 1998 compared to 22.0% of sales in the comparable quarter of 1997. For the three quarters ended October 31, 1998, selling, general and administrative expenses were 22.0% of sales versus 21.9% of sales for the same period in 1997. Selling, general and administrative expense dollars for the quarter and three quarters ended October 31, 1998 decreased by $1.4 million and $5.3 million, respectively, primarily due to lower store employee costs as a result of negotiated reductions in health and welfare contributions and fewer hours worked. The negotiated reductions in health and welfare contributions will continue through 1999. Costs related to the Company's strategic information system initiatives reduced net earnings by $1.2 million for the quarter and $3.0 million for the three quarters ended October 31, 1998. The Company incurred severance costs during the quarter of $217 thousand relating to staff reductions in the District Operations organization. In addition, the three quarters ended October 31, 1998 included a $1.0 million gain on the sale of the bakery.

Depreciation and amortization expenses were $4.6 million or 2.0% of sales for the quarter ended October 31, 1998 compared to $4.6 million or 2.0% of sales in the same quarter of 1997. For the three quarters ended October 31, 1998, depreciation and amortization expenses decreased to $13.3 million or 1.9% of sales compared to $14.3 million or 2.0% of sales for the same period in 1997. The decrease for the three quarters ended October 31, 1998 was due to lower levels of capital expenditures in prior years and to other capital assets being fully depreciated.

Interest expense in the quarter ended October 31, 1998 increased to $2.9 million or 1.3% of sales compared to $2.8 million or 1.2% of sales in the comparable quarter of 1997. The increase in interest expense is the result of increased capital lease obligations. For the three quarters ended October 31, 1998 interest expense declined to $8.5 million compared to $8.7 million in 1997. There were no borrowings against the Bank Revolving Credit Facility as of October 31, 1998.

Earnings for the third quarter of fiscal 1998 were $387 thousand or $0.04 per share on a diluted basis compared to a loss of $463 thousand or $0.04 per share for the same quarter of fiscal 1997. For the three quarters ended October 31, 1998 net earnings were $1.4 million, or $0.13 per share on a diluted basis compared to $2.7 million or $0.24 per share for the comparable period of fiscal 1997.

Liquidity and Capital Resources

Cash flow from operating activities was $10.4 million for the three quarters ended October 31, 1998 compared to $11.4 million in the comparable three quarters of 1997. Earnings and non cash charges generated $16.5 million of cash and working capital changes used $6.1 million. The company believes that operating cash flows and other sources of liquidity, including borrowings under its Bank Revolving Credit Facility, will be adequate to meet the Company's anticipated requirements for working capital, capital expenditures and interest payments for the foreseeable future. There can be no assurance, however, the Company's business will continue to generate operating cash flows at or above current levels.

Capital expenditures, including property held for resale, were $7.1 million for the quarter and $22.4 million for the three quarters ended October 31, 1998. The Company opened one new store and closed one store subsequent to the end of the quarter and currently has four new stores and two expansion projects in progress.

Working capital at October 31, 1998 was $27.3 million and the current ratio was
1.29 to 1 compared to $12.9 million and 1.13 to 1 at January 31, 1998 and $16.8 million and 1.18 to 1 at November 1, 1997. There were no borrowings against the Bank Revolving Credit Facility at October 31, 1998 and there were no Letters of Credit outstanding.


Year 2000 Compliance

The Company is dependent on computer hardware, software, systems and processes ("IT Systems") and non-information technology systems such as telephones, clocks, scales and refrigeration controllers, and other equipment which may contain embedded microprocessor technology ("Non-IT Systems"). These systems are used in several critical operating areas including store and distribution operations, product merchandising and procurement, inventory and labor management, and accounting and administrative systems.

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

The Company has been engaged in a comprehensive project under the direction of the Chief Executive Officer since June 1996 to upgrade or replace its IT Systems and convert from a main-frame to a client server environment. Addressing Year 2000 matters is an integral part of this process. The Company has phased in a substantial number of computer systems and related programs over the past year, including merchandising, distribution, store ordering, time and attendance, and direct store delivery receiving. The Company is currently in the process of upgrading or replacing the remaining systems, including all financial systems and payroll, human resources, and personnel systems. The project will include testing all systems critical for day to day operations. The Company will request each of its hardware and software vendors for both the new systems that it has installed or expects to install, as well as any systems which it does not expect to replace, to certify that their systems are Year 2000 compliant. The Company will also request certification from companies it has a business relationship with that their systems are Year 2000 compliant. In addition, the Company is evaluating Year 2000 issues relating to Non-IT Systems. The evaluation will consist of developing an inventory of all such systems, testing and taking corrective action on all detected deficiencies.

The Company believes that its efforts will result in Year 2000 compliance. However, if the Company's new computer system fails with respect to the Year 2000 issue, or if any applications or embedded chips critical to the Company's operational processes are overlooked, there could be a material adverse impact on the business operations or financial performance of the Company. The Company cannot guarantee that hardware and software vendors on whom it has relied will honor their obligations with respect to Year 2000 compliance, or that other companies it has a business relationship with will achieve Year 2000 compliance. Additionally, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the business operations or financial performance of the Company. Management believes that, should the Company or any third party with whom the Company has a significant business relationship have a Year 2000 related systems failure, the most significant impact would likely be the inability to conduct operations due to a power failure, to deliver inventory in a timely fashion, to receive certain products from vendors, process payments or to process electronically customer sales at store level.

The Company is in the process of establishing and implementing a contingency plan to provide alternatives to ensure that the Company's core business operations will be able to continue in the event of a Year 2000 failure in its systems or in the systems of other companies with which it has a relationship. The Company expects to have a contingency plan established by July 1999.

The Company has expended approximately $13.0 million since June 1996 to upgrade or replace the majority of systems and convert them to client server technology, and expects to incur an additional $7.0 million, for a total of $20.0 million, to complete the remaining systems. In addition, the Company has entered into operating leases for equipment with a fair market value of $2.0 million and expects to purchase or lease additional equipment with a fair market value of $5.0 million, for a total of $7.0 million. This includes both Year 2000 upgrades or replacements and the replacement of systems that are inefficient and in need of replacement regardless of their Year 2000 readiness. The Company expects to finalize the upgrade or replacement of all IT Systems, correct any detected deficiencies in Non IT Systems and achieve Year 2000 compliance by September 1999.

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



                          PART II - OTHER INFORMATION

Item 1 : Legal Proceedings    Not Applicable
         -----------------

Item 2 : Change in Securities and Use of Proceeds    Not Applicable
         ----------------------------------------

Item 3 : Defaults Upon Senior Securities    Not Applicable
         -------------------------------

Item 4:  Submission of Matters to a Vote of Security Holders    Not Applicable
         ----------------------------------------------------

Item 5:  Other    Not Applicable
         ------

Item 6:  Exhibits and Reports on Form 8K
         -------------------------------
         Exhibit 27: Financial Data Schedule  (see page 11)

                                  SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                EAGLE FOOD CENTERS, INC.



     Dated:  November 30, 1998  /s/ Robert J. Kelly
                                --------------------------------
                                Robert J. Kelly
                                Chairman, President and Chief Executive Officer



     Dated:  November 30, 1998  /s/ S. Patric Plumley
                                -------------------------------
                                S. Patric Plumley
                                Vice President - Chief Financial Officer