Form 10-K
period 1999-01-30
EAGLE FOOD CENTERS INC
filed 1999-04-30
CIK 30908

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 30, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ______ to ______.


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $28,419,732 as of April 20, 1999.

The number of shares of the Registrant's Common Stock, par value one cent $(0.01) per share, outstanding on April 20, 1999 was 10,938,548.

Documents incorporated by reference include:

1) Portions of the definitive Proxy Statement expected to be filed with the Commission on or about May 10, 1999 with respect to the annual meeting of shareholders are incorporated by reference into Part III.

                                 1 of 52 Pages

                       Exhibit Index appears on page 50

                      FISCAL YEAR ENDED JANUARY 30, 1999
                            FORM 10-K ANNUAL REPORT


                               TABLE OF CONTENTS


                                    PART I

Item 1:  Business                                                                                        3

Item 2:  Properties                                                                                      9

Item 3:  Legal Proceedings                                                                              10

Item 4:  Submission of Matters to a Vote of Security Holders                                            10

Item 4a: Executive Officers of the Registrant                                                           11



                                    PART II


Item 5:  Market for Registrant's Common Equity and Related Sharholder Matters                           12

Item 6:  Selected Financial Data                                                                        13

Item 7:  Management's Discussion and Analysis of Financial Condition and Results of Operations          14

Item 7a: Quantitative and Qualitative Disclosure About Market Risk                                      20

Item 8:  Financial Statements and Supplementary Data                                                    21

Item 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures          47



                                   PART III


Item 10: Directors and Executive Officers of the Registrant                                             47

Item 11: Executive Compensation                                                                         47

Item 12: Security Ownership of Certain Beneficial Owners and Management                                 47

Item 13: Certain Relationships and Related Transactions                                                 47



                                    PART IV


Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K                                48

                                    PART I


ITEM 1: BUSINESS
----------------

General

Eagle Food Centers, Inc. (the "Company" or "Eagle"), is a Delaware Corporation. Eagle is a leading regional supermarket chain operating 89 supermarkets as of fiscal year end in the Quad Cities area of Illinois and Iowa, north, central and eastern Illinois, eastern Iowa, and the Chicago/Fox River Valley and northwestern Indiana area under the trade names "Eagle Country Market(R)" and "BOGO's." Most Eagle supermarkets offer a full line of groceries, meats, fresh produce, dairy products, delicatessen and bakery products, health and beauty aids and other general merchandise, and in certain stores, prescription medicine, video rental, floral service, in-store banks, dry-cleaners and coffee shops.

The Company's fiscal year ends on the Saturday closest to January 31st. Fiscal 1998, 1997, and 1996 were 52-week years ending January 30, 1999, January
31, 1998, and February 1, 1997, respectively.

Talon Insurance Company ("Talon"), formed in the State of Vermont in 1994 to provide insurance for Eagle's workers' compensation and general liability claims, is a wholly-owned subsidiary of Eagle Food Centers, Inc. Prior to the formation of Talon, Eagle used paid loss and retro programs through external insurance companies.

Store Development and Expansion

Eagle Country Markets represent the Company's full line supermarket format which was introduced by management in 1991. Of the 88 Eagle Country Markets, 21 have been opened as new stores and 67 have been remodeled or otherwise converted to the Eagle Country Market format. In the new stores, extra space has been devoted to expanded perishable departments, tying together produce, full-service delicatessen, service bakery, service seafood and meat departments, and, in certain stores, floral, video rental departments, prescription medicine, dry-cleaners, coffee shops and in-store banks. All newly built Eagle Country Markets are designed to encourage shoppers to walk through the higher margin "Power Aisle," which includes extensive perishable offerings. Eagle Country Markets range in size from 16,500 to 67,500 square feet, with the majority of the stores ranging from 30,000 to 67,500 square feet. The pricing strategy in the Eagle Country Markets is to offer overall lower prices than comparable supermarket competition. The Company also operates one BOGO's Food and Deals, which uses a limited assortment format covering approximately 2,000 stock keeping units of groceries, produce, meat, health and beauty aids, and general merchandise.

Management intends to concentrate its future store development strategy around the Eagle Country Market supermarket format. As part of its store development program, management continuously reviews the performance of all its stores and expects to implement a variety of strategies, including converting or modifying certain store formats and selling, subleasing or otherwise closing underperforming stores.

The Company is pursuing an aggressive store development program to identify markets for new stores and obtain the best potential new store locations available in any target market for openings over the next two to five years. Management intends to focus the Company's new store development within existing markets or new markets within a 300 mile radius of its headquarters and central distribution facility in Milan, Illinois, where the utilization of existing distribution, marketing and support systems is advantageous to its cost structure. Within these markets, the Company expects to select sites for its stores based on factors such as existing competition, demographic composition and available locations.

The Company opened three new stores in fiscal 1998. The Company opened one new store subsequent to fiscal year end, currently has two new stores under construction, and plans to open one additional new store during fiscal 1999. In addition, the Company is in the process of expanding one store and completing a major remodel on one store, and plans to expand two additional stores and complete major remodels on three additional stores during fiscal 1999. The Company closed four stores during fiscal 1998, and plans to close three additional stores during fiscal 1999.

The Company prefers to lease stores from local developers and pursues this strategy wherever appropriate and cost effective. The Company completed one sale/leaseback transaction in fiscal 1996, one in 1997, and six in 1998 in order to reduce the amount of capital committed to real estate. As of year end, the Company owned 12 of its stores, two of which were classified in "Property held for resale," and leased 77 operating stores and 17 subleased or closed stores.

The Company continues to seek opportunities for growth through the acquisition of other supermarket retail companies or individual stores to achieve economies of scale relating to office and distribution functions.

Store Operations

The Company's geographic market is divided into six districts, each having a District Manager who is responsible for approximately 15 stores. Districts and stores operate with a certain degree of autonomy to take advantage of local market and consumer needs. Districts and stores are responsible for store operations, associate recruitment and development, community affairs and other functions relating to local operations.

Store managers are given relatively broad discretion in tailoring merchandise and services to the needs of customers in the particular community. Associate involvement and participation has been encouraged through meetings with the Chairman and Chief Executive Officer, district meetings and a store management incentive bonus program for sales and earnings improvement.

Computer and Information Systems

In February, 1996, the Company outsourced its MIS function and signed a long-term contract with MCI Systemhouse, Inc. (formerly SHL Systemhouse, Inc.) to assume complete responsibility for Eagle's MIS organization. In connection with the migration from mainframe to client/server technology, the Company renegotiated this contract with an effective period from January 27, 1999 to December 31, 1999. In the fourth quarter of fiscal 1998, the Company accrued $2.9 million, payable in 12 equal monthly installments in calendar 1999, for costs associated with the migration from mainframe to client/server technology. The charge primarily relates to future lease costs relating to the mainframe, and various related software, software licenses and contracting costs.

Eagle management uses technology as a means of enhancing productivity, controlling costs, providing an easier shopping experience for customers and learning more about shopper's buying habits. Eagle has embraced client/server technology and successfully completed the replacement of all mainframe-based legacy systems with new, client/server systems subsequent to the end of the fiscal year.

Eagle has been successful in implementing and integrating several new client/server systems that will equip Eagle for processing into the next century. These new systems, which support essential business functions, include:

 .  Warehouse and  Distribution
 .  Purchasing and Inventory Control
 .  Pricing and Shelf Label Management

 .  Eagle Savers Card Promotional Offers
 .  Financial Applications including General Ledger, Accounts Payable, Accounts
   Receivable, Fixed Assets, Purchasing and Capital Projects
 . Store Systems Controllers - Operating Systems and Supermarket Applications . Store Applications for Cash Management, DSD Receiving, and Time and
   Attendance

MCI Systemhouse has identified the scope of work that will need to be completed to ensure that Eagle's systems are Year 2000 compliant. The primary systems that need to be upgraded to Year 2000 compliant releases are:

 .  Human Resources - Payroll and Benefits
 . Store Systems Controllers - Operating Systems and Supermarket Applications . Purchasing and Inventory Control
 .  Warehouse and Distribution
 .  Pricing and Shelf Label Management
 .  DSD Receiving and Time and Attendance

Eagle expects to complete the implementation and integration of two additional new client/server systems in 1999:

 .  Store Application for Labor Scheduling
 .  Category Management/Retail Point-of-Sale Data Mining

The Company is currently converting to IBM 4690 generation software for its point-of-sale systems. The Company is continuing to utilize a Unix processor together with database marketing software to store and analyze customer-specific shopping data for targeted marketing. See "Year 2000 Matters" for further discussion of computer and information systems.

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

Customer Service - Eagle delivers a wide variety of customer services. Most stores provide customer services such as video rental, check cashing, film processing, lottery ticket and money order sales, and UPS shipping. All stores provide quick, friendly checkout service. Management intends as part of its current strategy to further enhance customer service through additional training of store associates, as well as incentive programs linked to customer satisfaction ratings.

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

Selection - A typical Eagle store carries over 23,000 items, including food, general merchandise and specialty department items. The Company carries nationally advertised brands and an extensive selection of top quality corporate brand products. All stores carry a full line of dairy, frozen food, health and beauty aids and selected general merchandise. In addition, most stores have service delicatessens and bakeries and some stores provide additional specialty departments such as ethnic food items, floral service, seafood service, beer, wine, liquor, prescription medicine, dry-cleaners, coffee shops and in-store banking facilities.

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

The Company eliminated its in-house advertising department in 1993. These services are now being purchased from third-party providers. This allowed the Company to take advantage of technological advances in layout, desktop publishing and production more quickly than if the Company had attempted to develop such technology internally.

Purchasing and Distribution

The majority of the Company's stores are located within 200 miles from the Company's central distribution facility in Milan, Illinois. This complex includes the Company's executive offices, warehouse, areas used for receiving, shipping and trailer storage, and a truck repair facility.

The Company supplies approximately 75% of its stores' inventory requirements from its 935,332 square foot central distribution facility (which includes approximately 189,072 square feet of refrigerated and freezer space). The remaining 25% of the stores' inventory requirements are delivered direct to the store. The Company's purchasing and warehousing functions are managed through its central merchandising system.

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

Competition

The food retailing business is highly competitive. The Company is in direct competition with national, regional and local chains as well as independent supermarkets, warehouse stores, membership warehouse clubs, supercenters, limited assortment stores, discount drug stores and convenience stores. The Company also competes with local food stores, specialty food stores (including bakeries, fish markets and butcher shops), restaurants and fast food chains. The principal competitive factors include store location, price, service, convenience, product quality and variety. The number and type of competitors vary by location, and the Company's competitive position varies according to the individual markets in which the Company does business. The Company's principal competitors operate under the trade names of Cub, Dominicks, Hy-Vee, Jewel Osco, Kmart, Kroger, Shop-N-Save, Target and Wal-Mart (Supercenters and Sam's Clubs). Management believes that the Company's principal competitive advantages are its value perception, the attractive Eagle Country Market store format, concentration in certain markets and expansion of service and product offerings. The Company is at a competitive disadvantage to some of its competitors due to having unionized associates.

Supercenters continue to open in trade areas served by the Company. Four Wal-Mart Supercenters opened in fiscal 1996, followed by six in 1997 and three more in 1998. Additional supercenter openings by Kmart, Wal-Mart, Target and Meijer are likely in the next several years. Not only does this format add new grocery square footage to the market, but it offers traditional grocery products at low prices to attract customers to the location with the intent to draw them to the general merchandise side of the store. These new competitors operate at a significant cost advantage to supermarkets by using mostly part-time, non-union employees.

Trademarks, Trade Names and Licenses

The Company uses various trademarks and service marks in its business, the most important of which are the "Eagle Country Market /"TM"/", "5-Star Meats(R)", "Lady Lee(R)", "Eagle Savers' Card/"TM"/" and "Harvest Day(R)" trademarks, and the "Eagle(R)" and "Eagle Country Market(R)" service marks. Each such trademark is federally registered. Pursuant to a trademark license agreement (the "Trademark License Agreement") entered into with the Company's former parent, Lucky Stores, Inc., the Company has been granted the royalty-free use of the "5-Star Meats(R)", "Lady Lee(R)" and "Harvest Day(R)" trademarks until
November 30, 2007. The Trademark License Agreement permits the Company to use the licensed trademarks only in the states of Illinois, Indiana, Iowa, Michigan, Ohio, Wisconsin, Kentucky and Minnesota. Lucky Stores, Inc. has agreed not to grant to any other person the right to use such trademarks in the states of Illinois, Indiana and Iowa during the period of the license to the Company.

Associates and Labor Relations

At the end of fiscal 1998, the Company had 6,495 associates, 341 of whom were management and administrative associates and 6,154 of whom were hourly associates. Of the Company's hourly associates, substantially all are represented by 21 collective bargaining agreements with 17 separate locals which are associated with two international unions. Store associates are represented by several locals of the United Food and Commercial Workers; warehouse associates, warehouse drivers and office and clerical workers are represented by Teamsters Local 371. Twelve contracts will expire during 1999, covering 67% of the Company's associates. The Company expects to negotiate with the unions and to enter into new collective bargaining agreements. There can be no assurance, however, that such agreements will be reached without a work stoppage. A prolonged work stoppage affecting a substantial number of stores could have a material adverse effect on results of the Company's operations.

The Company values its associates and believes that its relationship with them is good. Several associate relations programs have been introduced, including measures that allow associates to participate in store-level decisions, an associate stock purchase program, preferential discounts and a 401(k) savings plan.

ITEM 2:  PROPERTIES
-------------------

Stores

The Company operated 89 stores as of the fiscal year end, ranging in size from 16,500 to 67,500 square feet, with an average size of 38,942 square feet. Twelve of the Company's stores are owned in fee by the Company, two of which are classified in "Property held for resale". The Company is the lessee for the remaining 77 operating stores and 17 subleased or closed stores. The Company sold and leased back six of its stores in fiscal 1998, one in fiscal 1997 and one in fiscal 1996.

Selected statistics on Eagle retail food stores are presented below:

                                                                    Fiscal Year Ended
                                                  ----------------------------------------------------
                                                    January 30,       January 31,          February 1,
                                                       1999              1998                 1997
                                                  -------------      ------------          -----------
Average total sq. ft. per store                          38,942            37,756               37,281
Average total sq. ft. selling space per store            28,694            27,835               27,460

Stores beginning of year                                     90                92                   92
Opened during year                                            3                 1                    2
Expansions/major remodels (1)                                 3                 5                    1
Closed during year                                            4                 3                    2
Stores end of year                                           89                90                   92

Size of stores at end of year:
Less than 25,000 sq. ft.                                      5                 5                    5
25,000 - 29,999 sq. ft.                                      22                25                   28
30,000 - 34,999 sq. ft.                                       4                 5                    5
35,000 - 44,999 sq. ft.                                      37                38                   38
45,000 sq. ft. or greater                                    21                17                   16

Type of stores:
Eagle Country Markets                                        88                76                   74
Eagle Food Centers                                            -                13                   17
BOGO's Food and Deals                                         1                 1                    1


(1) A major remodeling project which costs $300,000 or more for 1998 and 1997, and $100,000 for 1996.

Eagle stores contain various specialty departments such as full service delicatessen (86 stores), bakery (85 stores), floral (63 stores), video rentals (49 stores), pharmacy (19 stores), seafood (30 stores), alcoholic beverages (81 stores), and in-store banks (22 stores).

Most of the leases for the stores contain renewal options for periods ranging from five to 30 years. The Company is required to pay fixed rent and a percentage (ranging from 1.0% to 1.5%) of its gross sales in excess of stated minimum gross sales amounts under 76 of the leases, which includes 14 closed stores. The Company has subleases on approximately 11 former store locations and has six vacant former store properties with continuing rent obligations of which the Company is attempting to dispose. For additional information on leased premises, see Note H in the notes to the consolidated financial statements included elsewhere in this document.

Central Distribution and Bakery Facilities

The Company leases its central distribution facility under a lease expiring in 2007. The Company's central distribution facility contains a total of 935,332 square feet of space.

The Company operated a central bakery in a 49,000 square foot leased facility located in Rock Island, Illinois, three miles from the central distribution facility. The Company sold the bakery operations in fiscal 1998, realizing a gain of $1.0 million on $1.6 million of proceeds.

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

ITEM 3:  LEGAL PROCEEDINGS

A complaint alleging discrimination in employment was filed against the Company in 1994 in the United States District Court for the Central District of Illinois by two current and one former associates individually and as representative of a class of all individuals who are similarly situated. The Plaintiffs moved for class certification and their motion was granted. In 1997, the Court granted the Company's motion to narrow the scope of the class. The Company denies all substantive allegations of the Plaintiffs and of the class. The Company and all the Plaintiffs have recently reached an agreement in principal to settle the lawsuit and the parties are awaiting final approval of the settlement from the Court. The Company is subject to various other unresolved legal actions which arise in the normal course of its business. It is not possible to predict with certainty the outcome of these unresolved legal actions or the range of the possible loss.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

ITEM 4a: EXECUTIVE OFFICERS OF THE REGISTRANT
---------------------------------------------

The following table sets forth certain information with respect to the persons who are executive officers of the Company:


     Name                    Age                 Position(s) Held
     ----                    ---                 ----------------
Robert J. Kelly              54      Chairman of the Board of Directors, Chief
                                     Executive Officer, and President
S. Patric Plumley            50      Senior Vice President - Chief Financial
                                     Officer and Secretary
Byron O. Magafas             42      Vice President - Human Resources

The business experience of each of the executive officers during the past five years is as follows:

Mr. Kelly, who was named Chairman of the Board of Directors, Chief Executive Officer and President on March 30, 1998, joined the Company as President and Chief Executive Officer in May 1995. Prior to May 1995, Mr. Kelly was Executive Vice President, Retailing for The Vons Companies, Inc., and was employed by that company since 1963. Mr. Kelly has 36 years of experience in the supermarket industry.

Mr. Plumley, who was named Senior Vice President - Chief Financial Officer and Corporate Secretary on March 1, 1999, served the Company as Vice President - Chief Financial Officer and Secretary from March 30, 1998 and Vice President and Corporate Controller from September 15, 1997 until his promotions. Prior to September 1997, Mr. Plumley served as Senior Vice President of American Stores' Super Saver Division from 1994 to 1997, and Senior Vice President of Lucky Stores, Inc. from 1990 to 1994. Mr. Plumley has 26 years of experience in the supermarket industry.

Mr. Magafas joined the Company as Vice President - Human Resources in November 1997. Prior to November 1997, Mr. Magafas was Director of Human Resources for the St. Louis Division of SuperValu Inc. from 1993 to 1997. For the period from 1986 to 1993, Mr. Magafas had been with Wetterau Incorporated, first as Labor Relations Counsel and then as Director of Labor Relations. Mr. Magafas has 13 years of experience in the supermarket industry.

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the two fiscal years ended January 30, 1999 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were in compliance.

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
-----------------------------------------------------------------------------

The Company's common stock trades on the NASDAQ National Market System under the symbol "EGLE". The stock began trading on July 27, 1989. The following table sets forth, by fiscal quarter, the high and low sale prices reported by the NASDAQ National Market System for the periods indicated. As of April 20, 1999 there were approximately 2,371 beneficial holders of shares.

                                            Year Ended
                                         January 30, 1999
                                         ----------------
                                           High     Low
          First Quarter                  $4 5/8    $3 3/4
          Second Quarter                  4 15/16   2 7/8
          Third Quarter                   3 3/8     1 7/8
          Fourth Quarter                  4 3/16    3

                                            Year Ended
                                         January 31, 1998
                                         ----------------
                                          High      Low
          First Quarter                  $5 3/8    $3 5/8
          Second Quarter                  7 3/8     4 3/4
          Third Quarter                   6 3/8     4 1/4
          Fourth Quarter                  5 1/2     3 5/16

There were no dividends paid in fiscal 1998 or 1997. The indenture underlying the Company's Senior Notes and the Revolving Credit Agreement contain restrictions on the payment of dividends. (See Note F of the notes to the Company's consolidated financial statements). The Company does not intend to pay dividends in the foreseeable future.

ITEM 6: SELECTED FINANCIAL DATA
-------------------------------

The following table represents selected financial data of the Company on a consolidated basis for the five fiscal years ended January 30, 1999.

The selected historical financial data for the five fiscal years ended January 30, 1999 are derived from the audited consolidated financial statements of the Company. The three fiscal years ended January 30, 1999 have been audited by Deloitte & Touche LLP, independent auditors, and are included in this Form 10-K.

The selected financial data set forth below should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this document.

                                        Year Ended     Year Ended      Year Ended       Year Ended       Year Ended
                                        January 30,    January 31,     February 1,      February 3,      January 28,
                                            1999          1998             1997            1996             1995
                                        -----------    -----------     -----------      -----------      -----------
(Dollars in thousands)                                                                  (53  Weeks)
Consolidated Operating Data:
Sales                                     $943,805       $967,090       $1,014,889       $1,023,664       $1,015,063
Gross margin                               232,975        243,644          256,242          254,355          242,452
Selling, general and administrative
  expenses                                 203,220        208,133          218,253          227,460          221,408
Voluntary severance program(1)                 -              -                -                -              6,917
Store closing, asset revaluation and
  lease termination(2)                       2,925            -              1,700            6,519              -
Depreciation and amortization               18,885         19,068           20,494           23,555           23,578
                                          --------       --------       ----------       ----------       ----------
Operating income (loss)                      7,945         16,443           15,795           (3,179)          (9,451)
Interest expense                            11,870         11,751           12,547           15,497           14,780
                                          --------       --------       ----------       ----------       ----------
Earnings (loss) before income
  taxes & extraordinary charge              (3,925)         4,692            3,248          (18,676)         (24,231)
Income taxes (benefit)                         -             (400)             -               (609)          (5,357)
Extraordinary charge(3)                        -              -                -                625              -
                                          --------       --------       ----------       ----------       ----------
Net earnings (loss)                       $ (3,925)      $  5,092       $    3,248       $  (18,692)      $  (18,874)
                                          ========       ========       ==========       ==========       ==========
Earnings (loss) per common
  share - diluted                         $   (.36)      $    .45       $      .29       $    (1.68)      $    (1.71)

Consolidated Balance
  Sheet Data (at year-end):
Total assets                              $283,315       $257,619       $  251,124       $  261,218       $  306,994
Total debt (including capital leases)      138,770        116,147          109,297          117,123          137,872
Total shareholders' equity                  28,386         32,237           26,688           23,921           42,485

(1) Represents a charge of $6.9 million for a voluntary severance program for approximately 600 clerks in the Chicago area in fiscal 1994.
(2) Represents a $2.9 million charge related to future lease costs for the mainframe, and various related software, software licenses and contracting costs in connection with the migration from mainframe to client/server technology in fiscal 1998. Represents a charge of $1.7 million to provide for costs of closed stores and asset revaluations in fiscal 1996. Represents a charge of $6.5 million to reduce book value of certain assets to estimated fair value for asset impairment in fiscal 1995. See Notes B, D and H of the notes to the Company's consolidated financial statements included elsewhere in this document.
(3) Represents a charge of $625,000 related to the refinancing of the Revolving Credit Facility in fiscal 1995.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain key operating statistics as a percentage of sales for the periods indicated:

                                     Year Ended     Year Ended     Year Ended     Year Ended     Year Ended
                                     January 30,    January 31,    February 1,    February 3,    January 28,
                                        1999           1998           1997           1996           1995
                                    ------------    -----------    -----------    -----------    ------------
                                                                                   (53 Weeks)
Operations Statement Data:
  Sales                               100.00%        100.00%         100.00%        100.00%        100.00%
  Gross margin                         24.68          25.19           25.25          24.85          23.89
  Selling, general and
    administrative expenses            21.53          21.52           21.51          22.22          21.81
  Voluntary severance program             -              -               -              -            0.68
  Store closing, asset revaluation
    and lease termination               0.31             -             0.17           0.64             -
  Depreciation and amortization
    expenses                            2.00           1.97            2.02           2.30           2.32
                                      ------         ------          ------         ------         ------
  Operating income (loss)               0.84           1.70            1.56          (0.31)         (0.92)
  Interest expense                      1.26           1.22            1.24           1.51           1.46
                                      ------         ------          ------         ------         ------
  Earnings (loss) before income
    taxes & extraordinary charge        (.42)          0.48            0.32          (1.83)         (2.38)
  Income taxes (benefit)                  -            (.04)             -            (.06)          (.53)
  Extraordinary charge                    -              -               -            0.06             -
                                      ------         ------          ------         ------         ------
  Net earnings (loss)                   (.42)          0.52            0.32          (1.83)         (1.85)
                                      ======         ======          ======         ======         ======

RESULTS OF OPERATIONS

Sales

                                     Year Ended     Year Ended     Year Ended
                                     January 30,    January 31,    February 1,
                                        1999           1998           1997
                                    ------------    -----------    -----------
Sales                                 $943,805        $967,090     $1,014,889
Percent Change                            (2.4)%          (4.7)%         (0.9)%
Same Store Change                         (2.3)%          (5.2)%          1.7 %

Sales for fiscal 1998 were $943.8 million, a decrease of $23.3 million or 2.4% from fiscal 1997. Same store sales decreased 2.3% from fiscal 1997 to fiscal 1998. Same store sales decreases are attributed primarily to competitive store openings during the year. The Company was operating 89 stores as of the end of fiscal 1998 and 90 stores at the end of fiscal 1997.

Sales for fiscal 1997 were $967.1 million, a decrease of $47.8 million or 4.7% from fiscal 1996. Same store sales decreased 5.2% from fiscal 1996 to fiscal 1997. Same store sales decreases are attributed primarily to competitive store openings during the year. The Company was operating 90 stores as of the end of fiscal 1997 and 92 stores at the end of fiscal 1996.

Gross Margin

Gross margin as a percentage of sales decreased to 24.68% in fiscal 1998 from 25.19% in fiscal 1997 and decreased from 25.25% in fiscal 1996. Gross margin was $10.7 million or 4.4% lower in fiscal 1998 than in fiscal 1997 due to volume-related decreases of $5.9 million and a $4.8 million decrease primarily due to increased promotional activity. The decrease in gross margin in fiscal 1997 is primarily the result of increased promotional activities. Gross margin included a charge for LIFO in fiscal 1998 of .07% of sales, in fiscal 1997 of .08% of sales, and in fiscal 1996 of .07% of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales were 21.53% in fiscal 1998 compared to 21.52% in fiscal 1997 and 21.51% in fiscal 1996. Selling, general and administrative expenses were $4.9 million or 2.4% lower in fiscal 1998 than fiscal 1997 primarily due to lower sales, increased associate productivity, a $1.0 million gain on the sale of the bakery and a $2.1 million temporary reduction in associate benefit costs (health and welfare), partially offset by increased costs relating to strategic systems initiatives of $3.4 million. Selling, general and administrative expenses were $10.1 million or 4.6% lower in fiscal 1997 than 1996 due to lower sales, increased associate productivity and a one time $2.7 million reduction in associate benefit costs (pension).

Provision for Store Closing, Asset Revaluation and Lease Termination

In the fourth quarter of fiscal 1998, the Company accrued $2.9 million, payable in 12 equal monthly installments in calendar 1999, for costs associated with the migration from mainframe to client/server technology. The charge primarily relates to future lease costs relating to the mainframe, and various related software, software licenses and contracting costs. Such charge is included in the caption "Store closing, asset revaluation and lease termination" in the consolidated statements of operations.

During fiscal 1998 the Company benefited $0.6 million from favorable lease terminations and changes in estimates for six stores that were included in the reserve at January 31, 1998, and from $0.2 million in favorable changes in estimates for stores remaining in the reserve at January 30, 1999. Additionally during fiscal 1998, the Company added two stores to the reserve for which $0.8 million was provided for estimated future costs. During fiscal 1997 the costs to close three stores of $0.6 million and provide for $1.9 million of estimated future costs on stores to be closed was offset by $1.2 million of favorable lease terminations and $1.3 million of favorable changes in estimates on closed stores. The fiscal 1996 charge was primarily related to $2.0 million of costs associated with certain sublease cancellations, net of $0.3 million of changes in estimates on existing closed stores. (See Note D to the Company's consolidated financial statements, "Reserve for Closed Stores").

The Company closed four stores during fiscal 1998, three stores during fiscal 1997, and two stores during fiscal 1996.

Depreciation and Amortization Expense

Depreciation and amortization expense as a percentage of sales was 2.00% in fiscal 1998 as compared to 1.97% in fiscal 1997 and 2.02% in fiscal 1996. Depreciation and amortization expense was $0.2 million or 1.0% lower in fiscal 1998 than fiscal 1997 due to a number of assets being fully depreciated in fiscal 1997, offset partially by increased depreciation on capital lease assets and amortization of software costs. The decrease in depreciation expense in 1997 primarily relates to a number of assets being fully depreciated in 1996 and 1997. There were two replacement stores and one new store opened in fiscal 1998, one new store opened in fiscal 1997 and two new replacement stores opened in fiscal 1996.

Operating Income

Operations for fiscal year 1998 resulted in operating income of $7.9 million or 0.84% of sales compared to operating income of $16.4 million or 1.70% of sales during fiscal 1997 and operating income of $15.8 million or 1.56% of sales in fiscal 1996. Operating income decreased due primarily to gross margin decreases, increased costs related to strategic systems initiatives and the charge for costs associated with the migration from mainframe to client/server technology, partially offset by the reduction in selling, general and administrative costs. The operating income in 1997 increased due to expense reductions in selling, general and administrative costs, including lower associate benefit costs, depreciation and interest, partially offset by sales reductions resulting from the decrease in sales volume. The fiscal 1996 loss includes a store closing and asset revaluation charge of $1.7 million.

Interest Expense

Interest expense increased to 1.26% of sales in fiscal 1998 compared to 1.22% of sales in fiscal 1997 and 1.24% of sales in fiscal 1996. Interest expense increased in fiscal 1998 due to increased interest on capital lease obligations, and decreased in fiscal 1997 due to lower weighted average short term borrowings as compared to the prior fiscal year.

Net Earnings (Loss)

The Company recognized a net loss of $3.9 million or $0.36 per share on a diluted basis for fiscal 1998 compared to net earnings of $5.1 million or $0.45 per share on a diluted basis for fiscal 1997 and net earnings for fiscal 1996 of $3.2 million or $0.29 per share on a diluted basis. The weighted average common shares outstanding were 10,936,559, 10,919,720 and 10,863,554 for fiscal years 1998, 1997 and 1996, respectively.

No tax benefit was recognized in fiscal 1998 as the Company is in a net operating loss carryforward position. The fiscal 1997 and 1996 tax provision benefited from the utilization of net operating loss carryforwards that were not previously recognized. Valuation allowances have been established for the entire amount of net deferred tax assets due to the uncertainty of future recoverability. (See Note I to the Company's consolidated financial statements.)

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows from operating activities were $21.1 million in fiscal 1998 compared to $8.5 million in fiscal 1997 and $24.2 million in fiscal 1996. The 1998 increase as compared to 1997 is due primarily to a $9.1 million decrease in inventories, compared to an increase of $8.2 million in 1997. The fiscal 1997 decrease as compared to 1996 related primarily to a $12.4 million increase in inventory and receivables and other assets compared to a decrease in such amounts in 1996. Working capital changes provided $2.5 million of cash in fiscal 1998 compared to a use of $18.4 million of cash in fiscal 1997 and to a use of $4.8 million of cash in fiscal 1996.

Capital expenditures totaled $39.7 in fiscal 1998, $21.6 million in fiscal 1997, and $12.8 million in fiscal 1996, including $19.2 million, $6.1 million and $4.6 million invested in property held for resale in fiscal 1998, 1997 and 1996, respectively.

The following table summarizes store development and planned reductions:

                                      Planned
                                       Fiscal      Fiscal      Fiscal
                                        1999        1998        1997
                                      -------      ------      ------
New stores                                4           3           1
Store closings                            3           4           3
Expansions and major remodels             7           3           5
Store count, end of year                 90          89          90

The Company is planning capital expenditures of approximately $55.2 million in fiscal 1999, which is expected to be funded primarily from internally generated cash flows, sale/leaseback transactions and short-term borrowings from the Revolving Credit Facility.

The Company owned 12 of its 89 stores as of January 30, 1999, two of which were included in "Property held for resale," and leased the remainder. Six stores were sold and leased back providing $31.0 million of proceeds during fiscal 1998, one store was sold and leased back providing $2.8 million of proceeds during fiscal 1997 and one store was sold and leased back providing $3.5 million of proceeds during fiscal 1996.

State insurance reserve requirements for funds held in escrow by third parties to satisfy claim liabilities recorded for workers' compensation, automobile and general liability costs have been reduced by $3.8 million. These funds will be returned to Eagle from November 1, 1998 to October 31, 1999, primarily through the elimination of funding requirements for workers' compensation and general liability loss projections for this period.

The Company completed a three-year agreement in May of 1995 with Congress Financial Corporation (Central) for a $40 million Revolving Credit Facility, which replaced its existing revolving credit facility. The Revolving Credit Facility is secured by inventories located at the Company's central distribution facility and stores and is intended to provide for the Company's short term liquidity needs and capital expenditures. This agreement has been extended to April 15, 2000, and the terms provide for availability up to a maximum of $50 million. There were no cash borrowings under the Company's Revolving Credit Facility at January 30, 1999. See Note F to the consolidated financial statements.

The following table summarizes borrowing and interest information:

                                           Fiscal 1998  Fiscal 1997  Fiscal 1996
                                           January 30,  January 31,  February 1,
                                              1999         1998         1997
                                           -----------  -----------  -----------
  (Dollars in millions)
  Borrowed as of year-end                   $     --     $    7.2     $     --
  Letters of Credit as of year-end          $     --     $     --     $    1.8
  Maximum amount outstanding during year    $   10.3     $   13.8     $   11.1
  Average amount outstanding during year    $    0.9     $    1.0     $    1.4
  Weighted average interest rate                 9.2%         9.3%         9.3%

The Company expects to be in compliance with all covenants for fiscal 1999 based on management's estimates of fiscal 1999 operating results, cash flows and capital expenditures.

Working capital and the current ratio were as follows:

                                         Working         Current
                                         Capital          Ratio
                                         -------        ---------
  (Dollars in millions)
  January 30, 1999                        $ 17.4        1.18 to 1
  January 31, 1998                        $ 13.4        1.14 to 1
  February 1, 1997                        $ 11.7        1.12 to 1

Management believes that working capital is adequate for the Company's reasonably foreseeable needs.

The Company terminated the Westville warehouse lease as of April 29, 1996. The Company incurred a net cash outflow of approximately $9.1 million for this transaction. This transaction did not impact reported earnings as the payment was provided for in the Reserve for Closed Stores.

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

The Company is dependent on computer hardware, software, systems and processes ("IT Systems") and non-information technology systems such as telephones, clocks, scales, refrigeration controllers and other equipment which may contain embedded microprocessor technology ("Non-IT" Systems). These systems are used in several critical operating areas including store and distribution operations, product merchandising and procurement, inventory and labor management, and accounting and administrative systems.

The Company has been engaged in a comprehensive project under the direction of the Chief Executive Officer since June 1996 to upgrade or replace its IT Systems and convert from mainframe to client/server technology. Addressing Year 2000 matters is an integral part of this process. The Company has phased in a substantial number of computer systems and related programs over the past two years, including financial systems, merchandising, distribution, store ordering, time and attendance, and direct store delivery receiving. The Company is currently in the process of upgrading or replacing various systems; including payroll, human resources and personnel systems, store systems, purchasing and inventory control and warehouse and distribution systems. The project will include testing all systems critical for day-to-day operations.

The Company is requesting each of its hardware and software vendors for both the new systems that it has installed or expects to install, as well as any systems which it does not expect to replace, to certify that their systems are Year 2000 compliant. Subsequent to year end, the Company requested certification, and is tracking responses, from companies it has a significant business relationship with that their systems are Year 2000 compliant. In addition, the Company is evaluating Year 2000 issues related to Non-IT systems. The evaluation consists of developing an inventory of all such systems, testing and taking corrective action on all detected deficiencies.

The Company believes that its efforts will result in Year 2000 compliance. However, if the Company's new computer system fails with respect to the Year 2000 issue, or if any applications or embedded chips critical to the Company's operational processes are overlooked, there could be a material adverse impact on the business operations or financial performance of the Company. The Company cannot guarantee that hardware and software vendors on whom it has relied will honor their obligations with respect to Year 2000 compliance, or that other companies it has a business relationship with will achieve Year 2000 compliance. Additionally, there can be no assurance that the systems of other companies on which the Company's systems rely will be converted timely, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the business operations or financial performance of the Company. Management believes that, should the Company or any third party with whom the Company has a significant business relationship have a Year 2000 related systems failure, the most significant impact would likely be the inability to conduct operations due to a power failure, to deliver inventory in a timely fashion, to receive certain products from vendors, process payments or to process electronically customer sales at the store level.

The Company is in the process of developing contingency plans to provide alternatives to enable the Company's core business operations to continue in the event of a Year 2000 failure in its systems or in the systems of other companies with which it has a relationship. There can be no assurance that the systems of other companies on which the Company's contingency plans rely will be converted timely, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not also have a material adverse effect on the business operations or financial performance of the Company. The Company expects to complete the contingency plans during the 1999 calendar year.

The Company has expended approximately $15.0 million since June 1996 to upgrade or replace the majority of systems and convert them to client/server technology, and expects to incur an additional $5.0 million, for a total of $20.0 million, to complete the remaining systems. In addition, the Company has entered into operating leases for equipment with a fair market value of $2.0 million and has purchased equipment for $3.2 million, and expects to purchase or lease additional equipment with a fair market value of $1.8 million, for a total of $7.0 million. This includes both Year 2000 upgrades or replacements and the replacement of systems that are inefficient and in need of replacement regardless of their Year 2000 readiness. The Company expects to finalize the upgrade or replacement of all IT Systems, correct any detected deficiencies in Non-IT Systems and achieve Year 2000 compliance by September 1999.

Safe Harbor Statements Under the Private Securities Litigation Reform Act of
1995

The statements under Management's Discussion and Analysis of Financial Condition and Results of Operations and the other statements in this Form 10-K which are not historical facts are forward looking statements. These forward looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the effect of economic conditions, the impact of competitive stores and pricing, availability and costs of inventory, the rate of technology change, the cost and uncertain outcomes of pending and unforeseen litigation, the availability of capital, supply constraints or difficulties, the effect of the Company's accounting policies, the effect of regulatory and legal developments, adverse effects of failure to achieve Year 2000 compliance and other risks detailed in the Company's Securities and Exchange Commission filings.

ITEM 7a: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------

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

The following describes information relating to the Company's instruments which are subject to interest rate risk at January 30, 1999 (dollars in millions):

Description      Contract Terms       Interest Rate      Cost      Fair Value
-----------------------------------------------------------------------------
Senior Notes     Due April 15, 2000   8 5/8% fixed       $100      $99.5

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------







INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Eagle Food Centers, Inc.:

We have audited the accompanying consolidated balance sheets of Eagle Food Centers, Inc. and subsidiaries as of January 30, 1999 and January 31, 1998, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended January 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Eagle Food Centers, Inc. and subsidiaries as of January 30, 1999 and January 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 1999 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP



Davenport, Iowa
April 29, 1999

EAGLE FOOD CENTERS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

                                                              January 30,        January 31,
                                                                  1999               1998
                                                              -----------        -----------
ASSETS
Current assets:                                                $  11,775           $  5,113
 Cash and cash equivalents                                         9,846             10,349
 Restricted assets
 Accounts receivable, net of allowance for
  doubtful accounts of $1.2 million in fiscal 1998
  and $0.9 million in fiscal 1997                                 16,537             10,826
 Income taxes receivable                                             926                993
 Inventories                                                      74,069             83,841
 Prepaid expenses and other                                        1,392              1,595
                                                                --------           --------
     Total current assets                                        114,545            112,717

Property and equipment (net)                                     132,364            109,119

Other assets:
 Deferred debt issuance costs (net)                                  585              1,070
 Excess of cost over fair value of net assets acquired (net)       2,325              2,406
 Property held for resale                                         20,025             18,769
 Other                                                            13,471             13,538
                                                                --------           --------
     Total other assets                                           36,406             35,783
                                                                --------           --------
     Total assets                                               $283,315           $257,619
                                                                ========           ========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
 Accounts payable                                               $ 44,434           $ 43,078
 Payroll and associate benefits                                   14,318             16,982
 Accrued liabilities                                              25,353             19,258
 Reserve for closed stores                                         1,302              3,271
 Accrued taxes                                                     7,795              9,131
 Bank revolving credit facility                                        -              7,208
 Current portion of long term debt                                   991                356
                                                                --------           --------
     Total current liabilities                                    97,193             99,284

Long term debt:
 Senior Notes                                                    100,000            100,000
 Capital lease obligations                                        37,779              8,583
                                                                --------           --------
     Total long term debt                                        137,779            108,583

Other liabilities:
 Reserve for closed stores                                         9,434             10,611
 Other deferred liabilities                                       10,523              6,904
                                                                --------           --------
     Total other liabilities                                      19,957             17,515

Shareholders' equity:
 Preferred stock, $.01 par value, 100,000 shares authorized            -                  -
 Common stock, $.01 par value, 18,000,000 shares authorized,
  11,500,000 shares issued                                           115                115
 Capital in excess of par value                                   53,336             53,336
 Common stock in treasury, at cost, 581,202 and 553,127 shares    (2,309)            (2,259)
 Accumulated other comprehensive income                               47                 82
 Other                                                              (140)              (281)
 Retained earnings (deficit)                                     (22,663)           (18,756)
                                                                --------           --------
     Total shareholders' equity                                   28,386             32,237
                                                                --------           --------
     Total liabilities and shareholders' equity                 $283,315           $257,619
                                                                ========           ========

See notes to the consolidated financial statements.

EAGLE FOOD CENTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

                                             Year Ended   Year Ended   Year Ended
                                             January 30,  January 31,  February 1,
                                                1999         1998         1997
                                             ----------   ----------   ----------
Sales                                        $  943,805   $  967,090   $1,014,889
Cost of goods sold                              710,830      723,446      758,647
                                             ----------   ----------   ----------
     Gross margin                               232,975      243,644      256,242

Operating expenses:
 Selling, general and administrative            203,220      208,133      218,253
 Store closing, asset revaluation and
  lease termination                               2,925            -        1,700
 Depreciation and amortization                   18,885       19,068       20,494
                                             ----------   ----------   ----------
     Operating income                             7,945       16,443       15,795
Interest expense                                 11,870       11,751       12,547
                                             ----------   ----------   ----------
Earnings (loss) before income taxes              (3,925)       4,692        3,248
Income taxes (benefit)                                -        (400)            -
                                             ----------   ----------   ----------
Net earnings (loss)                          $   (3,925)  $    5,092   $    3,248
                                             ==========   ==========   ==========


Weighted average common shares outstanding   10,936,559   10,919,720   10,863,554
Weighted average common and potential
 common shares outstanding                   11,084,569   11,364,496   11,171,799

Basic earnings (loss) per common share:
 Net earnings (loss)                         $    (0.36)   $     .47   $      .30
                                             ==========    =========   ==========
Diluted net earnings (loss) per common share:

Net earnings (loss)                          $    (0.36)   $     .45   $      .29
                                             ==========    =========   ==========

See notes to the consolidated financial statements.

EAGLE FOOD CENTERS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands)
--------------------------------------------------------------------------------

                                                                    Common Stock
                                                -------------------------------------------------
                                                                   Capital in        Treasury
                                                             Par    Excess of  ------------------
                                                  Shares    Value   Par Value  Shares    Dollars
                                                ----------  ------  ---------  -------   --------
BALANCE FEBRUARY 3, 1996                        11,500,000  $  115   $ 53,336  554,906   $ (2,471)
 Comprehensive income (loss):
  Net earnings
  Pension liability adjustment (net of tax)
  Change in unrealized gain (loss)
   on marketable securities

  Total comprehensive income (loss)

 Purchase of treasury shares                                                    91,200       (171)
 Stock options exercised                                                       (12,745)        52
                                                ----------  ------   --------  -------   --------
BALANCE FEBRUARY 1, 1997                        11,500,000     115     53,336  633,361     (2,590)
 Comprehensive income (loss):
  Net earnings
  Pension liability adjustment (net of tax)
  Change in unrealized gain (loss)
   on marketable securities

  Total comprehensive income (loss)

 Purchase of treasury shares                                                    12,953        (49)
 Stock options exercised                                                       (93,187)       380
                                                ----------  ------   --------  -------   --------
BALANCE JANUARY 31, 1998                        11,500,000     115     53,336  533,127     (2,259)
 Comprehensive income (loss):
  Net loss
  Pension liability adjustment (net of tax)
  Change in unrealized gain (loss)
   on marketable securities

  Total comprehensive income (loss)

 Purchase of treasury shares                                                    50,200       (137)
 Forgiveness of officer stock
  sale receivable
 Stock options exercised                                                       (22,125)        87
                                                ----------  ------   --------  -------   --------
BALANCE JANUARY 30, 1999                        11,500,000  $  115   $ 53,336  581,202   $ (2,309)
                                                ==========  ======   ========  =======   ========

                                                                           Accumulated
                                                             Retained         Other
                                                             Earnings     Comprehensive     Total
                                                   Other     (Deficit)    Income (Loss)     Equity
                                                   ------    ---------    -------------    --------
BALANCE FEBRUARY 3, 1996                           $ (281)   $ (26,935)       $ 157        $ 23,921
 Comprehensive income (loss):
  Net earnings                                                   3,248
  Pension liability adjustment (net of tax)                                     (19)
  Change in unrealized gain (loss)
   on marketable securities                                                    (305)

  Total comprehensive income (loss)                                                          2,924

 Purchase of treasury shares                                                                  (171)
 Stock options exercised                                           (38)                         14
                                                   ------    ---------        -----       --------
BALANCE FEBRUARY 1, 1997                             (281)     (23,725)        (167)        26,688
 Comprehensive income (loss):
  Net earnings                                                   5,092
  Pension liability adjustment (net of tax)                                     111
  Change in unrealized gain (loss)
   on marketable securities                                                     138

  Total comprehensive income (loss)                                                          5,341

 Purchase of treasury shares                                                                   (49)
 Stock options exercised                                          (123)                        257
                                                   ------    ---------        -----       --------
BALANCE JANUARY 31, 1998                             (281)     (18,756)          82         32,237
 Comprehensive income (loss):
  Net loss                                                      (3,925)
  Pension liability adjustment (net of tax)                                    (141)
  Change in unrealized gain (loss)
   on marketable securities                                                     106

  Total comprehensive income (loss)                                                         (3,960)

 Purchase of treasury shares                                                                  (137)
 Forgiveness of officer stock
  sale receivable                                     141                                      141
 Stock options exercised                                            18                         105
                                                   ------    ---------        -----       --------
BALANCE JANUARY 30, 1999                           $ (140)   $ (22,663)       $  47       $ 28,386
                                                   ======    =========        =====       ========

See notes to the consolidated financial statements.

EAGLE FOOD CENTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
--------------------------------------------------------------------------------


                                                                             Years Ended
                                                               ---------------------------------------
                                                               January 30,    January 31,  February 1,
                                                                  1999           1998         1997
                                                               ------------   -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                              $(3,925)       $ 5,092      $ 3,248
Adjustments to reconcile net earnings (loss) to
net cash flows from operating activities:
   Depreciation and amortization                                  18,885         19,068       20,494
   Store closing, asset revaluation and lease termination          2,925              -        1,700
   LIFO charge                                                       685            775          731
   Deferred charges and credits                                      893          1,358        1,975
   (Gain) loss on disposal of assets                                (910)           603          883
Changes in assets and liabilities:
   Receivables and other assets                                   (8,015)        (3,902)       (962)
   Inventories                                                     9,087         (8,221)       3,766
   Accounts payable                                                4,356           (746)       1,799
   Accrued and other liabilities                                    (477)        (3,216)       2,766
   Principal payments on reserve for closed stores                (2,444)        (2,275)     (12,207)
                                                                 -------        -------      -------
     Net cash flows from operating activities                     21,060          8,536       24,193
                                                                 -------        -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                           (20,532)       (15,560)      (8,164)
   Sales (purchases) of marketable securities, net                   609         (1,246)        (231)
   Additions to property held for resale                         (19,150)        (6,069)      (4,629)
   Cash proceeds from sale/leasebacks or dispositions
     of property and equipment                                    14,392          3,664        3,884
   Cash proceeds from sale/leasebacks or dispositions
     of property held for resale                                  18,450          2,041            -
                                                                 -------        -------      -------
     Net cash flows from investing activities                     (6,231)       (17,170)      (9,140)
                                                                 -------        -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Deferred financing costs                                          (50)             -            -
   Principal payments of capital lease obligations                  (772)        (2,546)      (5,237)
   Net revolving credit (repayment) borrowing                     (7,208)         7,208        1,992
   Purchase of treasury stock                                       (137)           (49)        (171)
                                                                 -------        -------      -------
     Net cash flows from financing activities                     (8,167)         4,613       (7,400)
                                                                 -------        -------      -------

NET CHANGE IN CASH AND CASH EQUIVALENTS                            6,662         (4,613)      (7,400)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     5,113          9,134        1,481
                                                                 -------        -------      -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                         $11,775        $ 5,113      $ 9,134
                                                                 =======        =======      =======

See notes to the consolidation financial statements.

EAGLE FOOD CENTERS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 30, 1999, JANUARY 31, 1998, AND FEBRUARY 1, 1997
--------------------------------------------------------------------------------

Note A - Organization - Eagle Food Centers, Inc. (the "Company"), a Delaware corporation, is engaged in the operation of retail food stores, with 89 stores in the Quad Cities area of Illinois and Iowa, north, central and eastern Illinois, eastern Iowa, and the Chicago/Fox River Valley and northwestern Indiana area.

Note B - Summary of Significant Accounting Policies

Fiscal Year - The Company's fiscal year ends on the Saturday closest to January 31st. Fiscal 1998, 1997 and 1996 were 52-week years ending on January 30,
1999, January 31, 1998, and February 1, 1997, respectively.

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

The Company is party to 21 collective bargaining agreements with 17 local unions representing 94% of the Company's associates. Twelve contracts will expire during 1999, covering 67% of the Company's associates. The Company expects to negotiate with the unions and to enter into new collective bargaining agreements. There can be no assurance, however, that such agreements will be reached without a work stoppage. A prolonged work stoppage affecting a substantial number of stores could have a material adverse effect on results of the company's operations.

Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be a cash equivalent.

Restricted Assets - Restricted assets are comprised of marketable securities and cash held in escrow by third parties. Marketable securities are restricted to satisfy state insurance reserve requirements related to claim liabilities recorded for workers' compensation, automobile and general liability costs; such claim liability reserves are classified as current.

The Company has classified its entire holdings of marketable securities as available for sale reflecting management's intention to hold such securities for indefinite periods of time. Such securities are reported at fair value and the difference between cost and fair value is reported as a separate component of shareholders' equity until gains and losses are realized. Such amount is a component in the "Accumulated other comprehensive income" caption of shareholders' equity.

Inventories - Inventories are valued at the lower of cost or market; cost is determined by the last-in, first-out (LIFO) method for substantially all inventories. The current cost of the inventories was greater than the LIFO value by $10.3 million at January 30, 1999 and $9.6 million at January 31, 1998.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed by using the straight-line method over the estimated useful lives of buildings, fixtures and equipment. Leasehold costs and improvements are amortized over their estimated useful lives or the remaining original lease term, whichever is shorter. Leasehold interests are generally amortized over the lease term plus expected renewal periods or 25 years, whichever is shorter. Property acquired under capital lease is amortized on a straight line basis over the shorter of the estimated useful life of the property or the original lease term.

Long-Lived Assets - The Company accounts for Long-Lived Assets in accordance with Statement of Financial Accounting Standards ("SFAS") SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Under SFAS No. 121, if the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized. The impairment is measured based on the estimated fair value of the asset.

In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which, for the Company, is generally on a store by store basis. The Company continually monitors under-performing stores and under-utilized facilities for an indication that the carrying amount of assets may not be recoverable. Impairment charges are included in the caption "Store closing, asset revaluation and lease termination" of the consolidated statement of operations.

Debt Issuance Costs - Debt issuance costs, recorded net of accumulated amortization of $3.3 million at January 30, 1999 and $2.8 million at January 31, 1998, are amortized over the terms of the related debt agreements.

Excess of Cost Over Fair Value of Net Assets Acquired ("Goodwill") - Goodwill, recorded net of accumulated amortization of $0.9 million at January 30, 1999 and $0.8 million at January 31, 1998, is amortized using the straight-line method over 40 years. The Company continually reviews goodwill to assess recoverability from future operations using undiscounted cash flows. Impairments would be recognized in operating results if an other than temporary diminution in value occurred.

Property Held for Resale - Property included in this classification represents land acquired for future development and stores the Company is constructing or has recently completed which the Company intends to finance through a sale/leaseback transaction and is reported at the lower of cost or estimated market value. These properties are expected to continue to be operated by the Company, are not impaired and have not been written down below cost.

Deferred Software Costs - The Company classifies software for internal use as Other Assets. Software costs are generally amortized over five years beginning when the software is placed in service. Deferred software balances were $12.1 million and $12.1 million as of January 30, 1999 and January 31, 1998, respectively; net of accumulated amortization of $2.9 million and $0.4 million, respectively.

Self-Insurance - The Company is primarily self-insured, through its captive insurance subsidiary, for workers' compensation, automobile and general liability costs. For the insurance year beginning November 1, 1997, the automobile liability has been placed with an outside insurance company. The self-insurance claim liability is determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. Self insurance claim liabilities of $6.6 million as of January 30, 1999 and $7.5 million as of January 31, 1998 are included in the "Accrued liabilities" caption of the balance sheet.

Store Closing and Asset Revaluation - In the event the performance or utilization of under-performing stores and under-utilized facilities cannot be improved, management may decide to close, sell or otherwise dispose of such stores or facilities. A charge for store closing and asset revaluation is provided when management has reached the decision to close, sell or otherwise dispose of such stores within one year and the costs can be reasonably estimated. The charge for store closing arises primarily from (a) the discounted value of future lease commitments in excess of the discounted value of estimated sublease revenues, (b) store closing costs, (c) elimination of any goodwill identified with such stores to be closed and (d) revaluing fixed assets to estimated fair values when assets are impaired, or to net realizable value for assets to be disposed of (see Long-Lived Assets above). Discount rates have been determined at the time a store was added to the closed store reserve and have not been changed to reflect subsequent changes in rates. The Company's policy is to use a risk-free rate of return for a duration equal to the average remaining lease term at the time the reserve was established. The discount rate used for reserves established in fiscal 1998 and 1997 was 4.7% and 6.0%, respectively.

Advertising Expense - The Company's advertising costs, including radio and television production costs, are expensed as incurred and included in the "Selling, general and administrative" caption of the income statement. The components of advertising expense are as follows:

                 Gross Advertising      Co-Op Credits        Net Advertising
               --------------------   --------------------  --------------------
               Dollars   % of Sales   Dollars   % of Sales  Dollars   % of Sales
(Dollars in thousands)
Fiscal 1998   $17,520        1.8%     $15,488        1.6%   $2,032       0.2%
Fiscal 1997   $16,054        1.7%     $13,525        1.4%   $2,529       0.3%
Fiscal 1996   $15,548        1.5%     $13,724        1.3%   $1,824       0.2%

Earnings (Loss) Per Share - Earnings per share ("EPS") are computed in accordance with SFAS No. 128, "Earnings per Share." Basic EPS is computed by dividing consolidated net earnings (loss) by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing consolidated net earnings (loss) by the sum of the weighted average number of common shares outstanding and the weighted average number of potential common shares outstanding. Potential common shares consist solely of outstanding options under the Company's stock option plans. Outstanding options excluded from the computation of potential common shares (option price exceeded the average market price during the period) amounted to 39,975 options for 1997 and 328,925 options for 1996. All outstanding options were excluded from the earnings (loss) per share calculation for 1998 because they were anti-dilutive.

Reclassifications - Certain reclassifications were made to prior years' balances conform with current year presentation.

Segments of a Business - Effective for the fourth quarter of fiscal 1998, the Company has adopted SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes new standards for disclosure of financial and descriptive information by operating segment in the Company's consolidated financial statements. SFAS 131 utilizes a management approach to define operating segments along the lines used by management internally for evaluating the operation of retail food stores segment performance and deciding resource allocations to segments. The Company manages and internally reports its operations as one business segment which, under the criteria of SFAS 131, is a supermarket. As a result, the adoption of SFAS 131 had no impact on the Company's consolidated financial statement disclosures.

Comprehensive Income - In the fourth quarter of fiscal 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net earnings (loss), minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities, and is presented in the Consolidated Statement of Equity. The adoption of SFAS 130 had no impact on total shareholders' equity. Prior year financial statements have been reclassified to conform to the SFAS 130 requirements.

Costs of Computer Software Developed or Obtained For Internal Use - In March 1998, the American Institute of Certified Public Accountants issued the Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use and related disclosures. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998 and should be applied to internal use computer software costs incurred in the year of adoption for all projects, including those projects in progress upon initial application of the SOP. The Company early adopted SOP 98-1, which did not have a material impact on the Company's consolidated results of operations or financial position.

Reporting on the Costs of Start-Up Activities - In April 1998, the American Institute of Certified Public Accountants issued the Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that costs of start-up activities and organization costs be expensed as incurred and is effective no later than for the first quarter of the Company's fiscal year commencing January 31, 1999. Since the company does not have any significant deferred start-up costs as of January 30, 1999, the early adoption of SOP 98-5 did not have a material impact on its consolidated results of operations or financial position.

New Accounting Standards - In June 1998 the Financial Accounting Standards Board issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities." This new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This standard is effective for the Company's 2000 fiscal year. The Company has not yet completed its evaluation of this standard or its potential impact on the Company's reporting requirements.

Note C - Consolidated Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Supplemental cash flow information:


                                                    1998         1997       1996
                                                   ------       ------     ------
(Dollars in thousands)
Cash paid for interest                            $ 11,717     $ 11,132   $ 12,009

Cash paid (received) for income taxes                   73           52     (2,958)

Non-cash additions to property and equipment        30,603        2,761         --

Non-cash additions to the capital lease liability   30,603        2,761         --

Treasury stock issued                                   87          380         52

Non-cash transfer from property and equipment to
 property held for resale                               --        1,382         --

Non-cash transfer from closed store reserve to
 property and equipment                                676           --        810


Note D - Reserve for Closed Stores

An analysis of activity in the reserve for closed stores for the years ended January 30, 1999 and January 31, 1998, is as follows:


                                                    January 30,   January 31,
                                                       1999          1998
                                                    -----------   -----------
(In thousands)
Balance at beginning of year                         $ 13,882      $ 16,016

Payments, primarily rental payments,
 net of sublease rentals of $1,123
 in fiscal 1998 and $1,272 in fiscal 1997              (1,450)       (2,189)

Lease termination payments                             (1,632)         (567)

Amount classified as a direct reduction
 of fixed assets                                         (676)           --

Interest cost                                             612           613
                                                     --------      --------
Balance at end of year (including $1.3 million
 and $3.3 million, respectively, classified
 as current)                                         $ 10,736      $ 13,882
                                                     ========      ========

During fiscal 1998, the Company benefited $0.6 million from favorable lease terminations and changes in estimates for six stores that were included in the reserve at January 31, 1998, and from $0.2 million in favorable changes in estimates for stores remaining in the reserve at January 30, 1999.
Additionally, during fiscal 1998, the Company added two stores to the reserve, for which $0.8 million was provided for estimated future costs and write down of fixed assets to estimated fair value.

During fiscal 1997, the Company benefited from $1.2 million of favorable lease terminations for five stores that were included in the closed store reserve at February 1, 1997, and from $1.3 million in favorable changes in estimates for stores remaining in the reserve at January 31, 1998, based on current negotiations with the landlord or potential sublessees. Additionally, during fiscal 1997, the Company added six stores to the reserve, three of which were closed in the current year with charges of $0.6 million for lease terminations, and three for which $1.9 million was provided for estimated future costs. The charges for the six stores were offset by the favorable lease terminations and changes in estimates.

During fiscal 1996, the Company provided $1.7 million for store closing costs and asset revaluations. This charge is primarily related to $2.0 million of costs resulting from sublease cancellations due to bankruptcy by the sublessees, net of favorable changes in assumptions on existing closed stores.

The reserve at January 30, 1999, represents estimated future cash outflows primarily related to the present value of net future rental payments. It is management's opinion that the reserve will be adequate to cover continuing costs for the existing closed stores and the two stores in the reserve which are not yet closed.

At the end of fiscal year 1998, the reserve included estimated net future costs for five closed stores and two stores to be closed, plus sublease subsidies for nine other closed stores. In addition, there are three closed stores not included in the reserve because future sublease subsidies will cover estimated future costs. At the end of fiscal year 1997, the reserve included estimated net furture costs for five closed stores and five stores to be closed, plus sublease subsidies for ten other closed stores.

A rollforward presentation of the number of stores in the closed store reserve for fiscal years 1998 and 1997 is as follows:


                                                      1998        1997
                                                     ------      ------

Number of stores in reserve at beginning of year       20          22

Leases terminated/expired/removed from reserve         (6)         (8)

Stores added to the closed store reserve                2           6
                                                    -------      ------

Number of stores in reserve at end of year             16          20
                                                    =======      ======

Note E - Property and Equipment

The investment in property and equipment is as follows:

                                                  January 30,   January 31,
                                                     1999          1998
                                                  -----------   -----------
(In thousands)

Land                                               $   7,315     $   9,757
Buildings                                             27,168        32,175
Leasehold costs and improvements                      36,797        38,624
Fixtures and equipment                               139,210       137,940
Leasehold interests                                   27,965        29,721
Property under capital lease                          42,053        12,214
                                                   ---------     ---------
Total                                                280,508       260,431
Less accumulated depreciation and amortization      (148,144)     (151,312)
                                                   ---------     ---------
Property and equipment (net)                       $ 132,364     $ 109,119
                                                   =========     =========

The Company owned 12 of its 89 stores, two of which were classified in "Property held for resale", as of January 30, 1999 and leased the remainder. Six stores were sold and leased back providing $31.0 million of proceeds during fiscal 1998, one store was sold and leased back providing $2.8 million of proceeds during fiscal 1997 and one store was also sold and leased back providing $3.5 million of proceeds during fiscal 1996. The leases on these eight stores, of which six are recorded as a capital leases, have 22-25 year terms with up to six five-year options. The gains on the sale of these properties have been deferred and are amortized over the life of the original lease term.

Property under capital leases primarily represents capital leases for land, buildings and improvements. Amortization of the capital lease assets are included in the caption "Depreciation and Amortization" in the consolidated statements of operations.

Depreciation and amortization are computed using the straight line method over the estimated useful lives of the assets. The useful lives of the various classes of assets are as follows:

     Buildings                          10-25 years

     Fixtures and Equipment              2-12 years

     Leasehold Costs & Improvements      5-23 years

     Leasehold interests                12-25 years

     Property under capital lease       Shorter of economic life or lease
                                        term

Note F - Debt

Long-term debt consists of the following:

                                            January 30,   January 31,
                                               1999          1998
                                            -----------   -----------
(In thousands)

8 5/8% Senior Notes                           $100,000      $100,000
Capital leases (Note H)                         38,770         8,939
                                              --------      --------
                                               138,770       108,939
Less current maturities                            991           356
                                              --------      --------
Total long-term debt                          $137,779      $108,583
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

The Company entered into a Credit Agreement with Congress Financial Corporation (Central) on May 25, 1995. The agreement is a $50 million facility which provides for revolving credit loans and letters of credit. No more than an aggregate of $20 million of the total commitment may be drawn by the Company as letters of credit. Total availability under the Credit Agreement is based on percentages of allowable inventory up to a maximum of $50 million. In April 1998, the Company extended the terms of the Revolving Credit Facility. The amended agreement terminates April 15, 2000. The terms of the amendment provide total availability up to a maximum of $50 million, increases the capital expenditure limit to $75 million per year, increases the permitted purchase money security interests and purchase money mortgage amounts to a combined maximum outstanding amount of $50 million, and provides for reductions in the interest rate and fees. The amended agreement is secured by a first priority security interest in all inventories of the Company located in its stores and distribution center in Milan, Illinois. Loans made pursuant to the Credit Agreement bear interest at a fluctuating interest rate based, at the Company's option, on a margin over the base interest rate or a margin over the London Interbank Offered Rate multiplied by the applicable reserve requirement (the adjusted LIBOR Rate). The Credit Agreement has one financial covenant related to minimum net worth as defined by the agreement. At January 30, 1999, the defined net worth of the Company exceeded the minimum amount by approximately $33.1 million.

At January 30, 1999, the Company had no borrowing against the Revolving Credit Facility and no letters of credit outstanding, resulting in $42.6 million of availability under the amended Credit Agreement. The interest rate as of January 30, 1999 was 8.25%.

At January 31, 1998, the Company had $7.2 million borrowed against the Revolving Credit Facility and had no letters of credit outstanding. The interest rate on the outstanding amount was 9.25% at January 31, 1998.

The Company was in compliance with all the covenants in its debt agreements at January 30, 1999. The Company expects to be in compliance with all covenants for fiscal 1999 based on management's estimates of fiscal 1999 operating results, cash flows, planned capital expenditures and capital leases.

Note G - Treasury Stock

The following summarizes the treasury stock activity for the three years in the period ended January 30, 1999:

                                                  Shares    Dollars  Average
                                                  -------   -------  -------
(Dollars in thousands, except share information)
Outstanding February 3, 1996                      554,906   $2,471    $4.45
Purchased                                          91,200      171     1.88
Issued                                             12,745       52     4.08
                                                  -------   ------

Outstanding February 1, 1997                      633,361    2,590     4.09
Purchased                                          12,953       49     3.83
Issued                                             93,187      380     4.08
                                                  -------   ------

Outstanding January 31, 1998                      553,127    2,259     4.09
Purchased                                          50,200      137     2.73
Issued                                             22,125       87     3.95
                                                  -------   ------

Outstanding January 20, 1999                      581,202   $2,309    $3.97
                                                  =======   ======


During fiscal 1995 the Company sold 125,000 shares of treasury stock to its Chief Executive Officer Robert J. Kelly for $2.25 per share (market value at date of sale) in exchange for a note receivable, which is recorded in the "Other" caption of shareholder's equity and deducted from equity until paid. In accordance with Mr. Kelly's employment agreement, $140,625 of the $281,250 note was forgiven in fiscal 1998 and the remainder will be forgiven in fiscal 1999. The fiscal 1998 partial forgiveness of the note was recorded as compensation expense and is included in the caption "Selling, general and administrative" in the Company's consolidated statements of operations.

The difference between the average share price of treasury stock and exercise of stock options is charged/credited to retained earnings.

Note H - Leases and Long-term Contracts

Seventy-seven operating stores and 17 closed stores were leased at fiscal year end, many of which have renewal options for periods ranging from five to 30 years. Some provide the option to acquire the property at certain times during the initial lease term for approximately its estimated fair market value at that time, and some require the Company to pay taxes and insurance on the leased property. The Company also leases its central distribution facility under a lease expiring in 2007. Rent expense consists of:

                                                          Year Ended
                                                 ---------------------------------------
                                                 January 30,   January 31,   February 1,
                                                   1999           1998         1997
                                                 -----------   -----------   -----------
(In thousands)

Minimum rent under operating leases               $   16,291    $   15,981    $   15,387
Additional rent based on sales                           109            82           275
Less rentals received on noncancelable subleases        (337)         (246)          (39)
                                                  ----------    -----------   ----------
                                                  $   16,063    $   15,817    $   15,623
                                                  ==========    ===========   ==========

Future minimum lease payments under operating and capital leases as of January 30, 1999, are as follows:

                                                      Operating        Capital
                                                       Leases          Leases
                                                      ---------        --------
(In thousands)
1999                                                  $ 15,988         $ 4,577
2000                                                    15,776           4.577
2001                                                    15,027           4,577
2002                                                    14,371           4,577
2003                                                    13,485           4,498
Thereafter                                             118,668          62,845
                                                      --------         -------
Total minimum lease payments                          $193,315          85,651
                                                      ========
Less minimum lease payments                                             46,881
                                                                       -------
Present value of minimum capital lease payments,
 including $991 classified as current portion of
 long-term debt                                                        $38,770
                                                                       =======

The operating and capital lease future minimum lease payments do not include gross minimum commitments of $24.8 million for closed stores, the present value of which (net of estimated sublease payments) is included in the consolidated balance sheet caption "Reserve for closed stores."

On February 1, 1996, the Company entered into a ten-year contract for outsourcing its information system function with MCI Systemhouse, Inc. (formerly SHL Systemhouse, Inc.). In connection with the migration from mainframe to client/server technology, the Company renegotiated this contract with an effective period from January 27, 1999 to December 31, 1999. In the fourth quarter of fiscal 1998, the

Company accrued $2.9 million, payable in 12 equal installments in calendar 1999, for costs associated with the migration from mainframe to client/server technology. The charge is primarily for future lease costs relating to the mainframe, and various software, software licenses and contracting costs. Such charge is included in the caption "Store closing, asset revaluation and lease termination" in the consolidated statements of operations.

Note I - Income Taxes

The following summarizes significant components of the provision for income taxes:



                                                   Year Ended
                                      --------------------------------------
                                      January 30,   January 31,  February 1,
                                         1999          1998         1997
                                      -----------   -----------  -----------
(In thousands)
Income taxes (benefit):
 Federal                                $    --      $ (400)      $    --
 State                                       --          --            --
                                        -------      ------       -------
                                        $    --      $ (400)      $    --
                                        =======      ======       =======

Income taxes (benefit) consists
 of the following:
 Current
  Federal                               $    --      $ (400)      $    --
  State                                      --          --            --
                                        -------      ------       -------
                                        $    --      $   --       $    --
                                        =======      ======       =======

 Deferred:
  Federal                               $    --      $   --       $    --
  State                                      --          --            --
                                        -------      ------       -------
                                        $    --      $   --       $    --
                                        =======      ======       =======


The differences between income taxes (benefit) at the statutory Federal income tax rate and income taxes (benefit) reported in the consolidated statements of operations are as follows:


                                                   Year Ended
                                      --------------------------------------
                                      January 30,   January 31,  February 1,
                                         1999          1998         1997
                                      -----------   -----------  -----------
(In thousands)
Income taxes (benefit) at statutory
 Federal tax rate of 35%                $ (1,374)    $ 1,642      $ 1,137
Surtax exemption                              39         (47)         (33)
State income taxes, net of
 Federal benefit                            (196)        368          213
Tax credits                                   --          --           --
Valuation allowance                        1,573      (2,576)      (1,350)
Other                                        (42)        213           33
                                        --------     -------      -------
     Total                              $     --     $  (400)     $    --
                                        ========     =======      =======


Deferred tax assets and liabilities arise because of differences between the financial accounting bases for assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are comprised of the following significant temporary differences:


                                         January 30,        January 31,
                                            1999               1998
                                         -----------        -----------
(In thousands)
Deferred Tax Assets:
 Store closing, assets revaluation
 and lease termination                    $  4,565           $  4,667
 Accrued reserves                            1,857              2,579
 Deferred revenues                           2,032              2,282
 Associate benefits                          1,441              1,819
 Tax credit and net operating
 loss carryforwards                         13,224             13,825
 Valuation allowance                       (11,096)            (9,523)
                                          --------           --------
   Total                                  $ 12,023           $ 15,649
                                          ========           ========

Deferred Tax Liabilities:
 Depreciation                             $ 9,541            $ 12,897
 Other, net                                 2,482               2,752
                                          -------            --------
   Total                                  $12,023            $ 15,649
                                          =======            ========

Net deferred tax asset                    $    --            $     --
                                          =======            ========

Valuation allowances have been established for the entire amount of the net deferred tax assets as of January 30, 1999 and January 31, 1998, due to the uncertainty of future recoverability.

The tax benefit of tax credit carryforwards available, in thousands of dollars, primarily related to the alternative minimum tax and net operating loss carryforwards totaled $13,224, with expiration dates as follows: 1999 - $54, 2000 - $11, 2001 - $62, 2002 - $83, 2003 - $80, 2005 - $58, 2006 - $99,
2007 - $158, 2008 - $101, 2009 - $202, 2010 - $5,794, 2011 - $755, 2012 - $84
and unlimited - $5,683.

Note J - Associate Benefit Plans

Retirement Plans

Substantially all associates of the Company are covered by trusteed, non contributory retirement plans of the Company or by various multi employer retirement plans under collective bargaining agreements.

In 1998, the Company adopted SFAS No 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The Statement does not change the measurement or recognition of those plans. It does revise and standardize the disclosure requirements. Prior years' information has been restated in conformance with the Statement's requirements.

The Company's defined benefit plans covering salaried and hourly associates provide benefits that are based on associates' compensation during years of service. The Company's policy is to fund no less than the minimum required under the Employee Retirement Income Security Act of 1974. During the years ended January 30, 1999, January 31, 1998, and February 1, 1997, pension costs under the plans totaled $701,000, $713,000, and $706,000, respectively.

Net periodic pension cost under the Milan Office and Non-Foods Warehouse Retirement Plan ("Milan Plan") and the Eagle Food Centers, Inc. Associate Pension Plan ("Eagle Plan") includes the following benefit and cost components for the years ended January 30, 1999, January 31, 1998, and February 1, 1997:


                                                     Year Ended
                                     -----------------------------------------
                                     January 30,     January 31,    February 1,
                                        1999            1998           1997
                                     -----------     -----------    -----------
(In thousands)
Service cost                          $  551          $  504         $  516
Interest cost                            776             722            657
Expected return on plan assets          (663)           (549)          (503)
Amortization of prior service cost        37              36             36
                                      ------          ------         ------
Net periodic pension cost             $  701          $  713         $  706
                                      ======          ======         ======

The amounts included within other comprehensive income arising from a change in the additional minimum pension liability, net of tax, are a loss of $141,000 at December 31, 1998, income of $111,000 at December 31, 1997 and a loss of $19,000 at December 31, 1996.

The accumulated benefit obligation, changes in projected benefit obligation and plan assets, the funded status and amounts recognized in the Company's consolidated balance sheets for the Milan Plan and Eagle Plan, as of the measurement dates of December 31, 1998 and 1997, are as follows:


                                               December 31,     December 31,
                                                   1998             1997
                                               ------------     ------------
Accumulated Benefit Obligation                    $  11,520        $   9,785
                                                  =========        =========
Change in Projected Benefit Obligation
 Balance at January 1                             $  10,679        $   9,730
 Service cost                                           551              504
 Interest cost                                          776              722
 Actuarual loss                                         856               84
 Benefits paid                                         (404)            (361)
                                                  ---------        ---------

 Balance at December 31                           $  12,458        $  10,679
                                                  =========        =========

Change in Plan Assets at Fair Value
 Balance at January 1                             $   8,756        $   7,738
 Actual return on plan assets                           757              942
 Company contributions                                  889              437
 Benefits paid                                         (404)            (361)
                                                  ---------        ---------
 Balance at December 31                           $   9,998        $   8,756
                                                  =========        =========

Reconciliation of Funded Status to Amounts
 Recognized in Financial Statements
 Funded status at December 31                     $  (2,460)       $  (1,923)
 Unrecognized (gain) loss                               621             (141)
 Unrecognized prior service cost                        239              276
                                                  ---------        ---------

 Recognized accured cost                          $  (1,600)       $  (1,788)
                                                  =========        =========

Amounts Recognized in the Financial
 Statements at December 31
 Accured benefits liability                       $  (2,100)       $  (2,090)
 Intangible asset                                       211              244
 Accumulated other comprehensive income
  before income tax                                     289               58
                                                  ---------        ---------
 Net amount recognized                            $  (1,600)       $  (1,788)
                                                  =========        =========

Plan assets are held in a trust and include corporate and U.S. government debt securities and common stocks.

Actuarial assumptions used to develop net periodic pension cost for the fiscal years 1998, 1997 and 1996 were as follows:

                                              1998   1997   1996
                                              ----   ----   ----
Discount rate                                 7.0%   7.5%   7.5%
Expected long term rate of return on assets   8.5%   8.0%   8.0%
Rate of increase in compensation levels       4.0%   4.0%   4.0%

The Company also participates in various multi-employer plans. The plans provide for defined benefits to substantially all unionized workers. Amounts charged to pension cost and contributed to the plans for the years ended January 30, 1999, January 31, 1998, and February 1, 1997, totaled $6.8 million, $4.3 million, and $6.4 million, respectively. During 1997 the Company received the benefit of a pension contribution moratorium from one union local covering seven months for a total reduction in costs of $2.1 million. Under the provisions of the Multi-employer Pension Plan Amendments Act of 1980, the Company would be required to continue contributions to a multi-employer pension fund to the extent of its portion of the plan's unfunded vested liability if it substantially or totally withdraws from such plans. Management does not intend to terminate operations that would subject the Company to such liability.

Incentive Compensation Plans

The Company has incentive compensation plans for store management and certain other management personnel. Incentive plans included approximately 233 associates. Provisions for payments to be made under the plans are based primarily on achievement of sales and earnings in excess of specific performance targets.

Non-qualified stock option plans were ratified by stockholders and implemented in 1990 and 1995 for key management associates. Stock options have a ten year life beginning at the grant date. Options granted under the 1990 plan were generally vested at 12 months following the grant date. For the options granted under the 1995 Stock Option Plan vesting provisions generally provide for 25% of the shares vesting at each of the first four anniversaries following the date of the grant. Certain specific employment agreements provide for different vesting schedules. As of January 30, 1999, there were 829,938 options available for future grants. The Company recognized $60,875 of compensation expense during fiscal year 1998 as the result of an extension of an exercise period which resulted in re-measurement. The Company recognized no compensation expense for fiscal years 1997 or 1996 because the exercise price was at or above the market value at the date of grant.

The following table sets forth the stock option activity for the three years in the period ended January 30, 1999:

                                                                    Weighted
                                                        Option      Average
                                       Shares           Price       Exercise
                                       Subject          Range       Price of
                                      to Option       Per Share     Options
                                   --------------  -------------  ----------
Outstanding February 3, 1996          1,285,250    $1.50 -$10.00     $ 3.23
 Granted                                 82,500    $4.375-$ 6.75     $ 5.50
 Exercised                               14,600    $1.50 -$ 3.375    $ 3.06
 Forfeited                              108,600    $1.50 -$10.00     $ 3.69
                                   --------------
Outstanding February 1, 1997          1,244,550    $1.50 -$10.00     $ 3.35
 Granted                                332,500    $4.00 -$ 5.00     $ 4.11
 Exercised                               93,187    $1.50 -$ 3.375    $ 2.77
 Forfeited                              116,650    $1.50 -$10.00     $ 3.96
                                   --------------
Outstanding January 31, 1998          1,367,213    $1.50 -$10.00     $ 3.52
 Granted                                 70,000    $2.25 -$ 4.0625   $ 3.38
 Exercised                               22,125    $1.50 -$ 3.375    $ 1.90
 Forfeited                              209,238    $1.50 -$10.00     $ 3.73
                                   --------------
Outstanding January 30, 1999          1,205,850    $1.50 -$10.00     $ 3.50
                                   ==============


Stock options exercisable are as follows:


                                                           Average
                                          Options          Exercise
                                        Exercisable         Price
                                        -----------        --------

February 1, 1997                          542,138           $3.23
January 31, 1998                          734,413           $3.27
January 30, 1999                          912,684           $3.50

The following table summarizes stock option information on outstanding and exercisable shares as of January 30, 1999:


                                                Weighted
                                 Weighted       Average                       Weighted
  Range of                        Average      Remaining                       Average
  Exercise         Options       Exercise     Contractual       Options       Exercise
   Prices        Outstanding       Price         Life         Exercisable       Price
-------------    -----------     --------     -----------     -----------     --------
                                                (Years)
$1.50                157,375       $1.50         6.86           107,178         $1.50
$2.25-$4.00          755,250       $3.32         6.89           557,281         $3.16
$4.0625-$5.00        260,000       $4.51         6.92           215,000         $4.51
$8.50-$10.00          33,225       $9.22         2.46            33,225         $9.22
                  ----------                                   --------
Total              1,205,850                                    912,684
                  ==========                                   ========

Note K - Stock Based Compensation

Eagle accounts for stock option grants and awards under its stock based compensation plans in accordance with APB Opinion No. 25. If compensation cost for stock option grants and awards had been determined based on fair value at the grant dates for fiscal 1998, 1997 and 1996 consistent with the method prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123), the Company's net earnings (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below:


                                                        1998        1997       1996
                                                      --------     ------     ------
(In thousands, except per share data)

Net earnings (loss):                 As reported      $(3,925)     $5,092     $3,248
                                     Pro Forma        $(4,029)     $4,474     $3,089

Basic earnings (loss) per share:     As reported      $ (0.36)     $  .47     $  .30
                                     Pro Forma        $ (0.37)     $  .41     $  .28

Diluted earnings (loss) per share:   As reported      $ (0.36)     $  .45     $  .29
                                     Pro Forma        $ (0.37)     $  .39     $  .28

The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: five years expected option life; stock volatility of 59% to 60% in 1998, 61% to 64% in 1997, and 91% to 97% in 1996; risk-free interest rate of 4.7% in 1998, 5.5% in 1997, and 6.0% in 1996; and no dividends during the expected term. Based on this model, the weighted average fair values of stock options awarded were $1.86, $2.32, and $3.32 for fiscal year 1998, 1997 and 1996, respectively. During the initial phase-in period, as required by SFAS No. 123, the proforma amounts were determined based on stock option grants and awards in fiscal 1998, 1997, and 1996 only. The pro forma amounts for compensation cost may not be indicative of the effects on earnings (loss) and earnings (loss) per share for future years.

Note L - Fair Value of Financial Instruments

The carrying amounts and fair values of the Company's financial instruments as of January 30, 1999 and January 31, 1998 are as follows:


                                       January 30, 1999          January 31, 1998
                                    ---------------------     ---------------------
                                     Carrying     Fair         Carrying     Fair
                                      Amount      Value         Amount      Value
                                    ----------  ---------     ----------  ---------
(In thousands)

Cash and cash equivalents            $11,775     $11,775       $  5,113    $ 5,113
Marketable securities                  9,846       9,846         10,349     10,349
Bank revolving credit facility             -           -          7,208      7,208
Senior Notes                         100,000      99,472        100,000     97,840

The fair value of cash and cash equivalents approximated its carrying value due to the short-term nature of these instruments. The fair value of marketable securities is based on quoted market prices. The fair value of the Bank Revolving Credit Facility approximated its carrying value due to its floating interest rate. The fair value of the Senior Notes is based on quoted market prices.

The amortized cost, gross unrealized gains and losses, and estimated fair values of the Company's marketable securities at January 30, 1999 and January 31, 1998, are as follows:


                                                   January 30, 1999
                                    ------------------------------------------------
                                                Unrealized     Unrealized    Fair
                                       Cost       Gains          Losses      Value
                                    ----------  ----------     ----------  ---------
(In thousands)

Money market mutual fund, due
 within one year                      $5,845       $  -           $ -       $ 5,845
U.S. Treasury notes                    2,992         78             -         3,070
Equity securities                        785        198            52           931
                                      ------       ----           ---        ------
Total marketable securities           $9,622       $276           $52        $9,846
                                      ======       ====           ===        ======

                                                       January 31, 1998
                                        -----------------------------------------------
                                                   Unrealized     Unrealized     Fair
                                         Cost        Gains          Losses       Value
                                        -------    ----------     ----------    -------
(In thousands)

Restricted cash due within one year     $   891     $   -          $   -        $   891
Money market mutual fund, due
  within one year                         3,752         -              -          3,752
U.S. Treasury notes                       4,985          69            -          5,054
Equity securities                           603          61             12          652
                                        -------     -------        -------      -------
Total marketable securities             $10,231     $   130        $    12      $10,349
                                        =======     =======        =======      =======

The maturity of the U.S. Treasury Notes as of January 30, 1999 is as follows:

                                          Fair
                               Cost      Value
                               ----      -----
(In thousands)

Within one year               $1,000     $1,005
1 - 5 years                    1,992      2,065
                              ------     ------
Total U.S. Treasury notes     $2,992     $3,070
                              ======     ======

Note M - Litigation

A complaint alleging discrimination in employment was filed against the Company in 1994 in the United States District Court for the Central District of Illinois by two current and one former associates individually and as representative of a class of all individuals who are similarly situated. The Plaintiffs moved for class certification and their motion was granted. In 1997, the Court granted the Company's motion to narrow the scope of the class. The Company denies all substantive allegations of the Plaintiffs and of the class. The Company and all the Plaintiffs have recently reached an agreement in principal to settle the lawsuit and the parties are awaiting final approval of the settlement from the Court. The Company is subject to various other unresolved legal actions which arise in the normal course of its business. It is not possible to predict with certainty the outcome of these unresolved legal actions or the range of the possible loss.

Note N - Earnings (Loss) Per Share

Earnings (loss) per share disclosures (net of tax) for the three years in the period ended January 30, 1999 are follows:


                                                                        Wtd. Ave.
                                                       Earnings          Shares        Per Share
                                                     (Numerator)      (Denominator)      Amount
                                                     -----------      -------------    ---------
(In thousands except per share data)
Year Ended January 30, 1999:
Basic net loss per share:
Loss available to common shareholders                  $(3,925)          10,936          $ (0.36)
                                                       =======                           =======

Effective of dilutive securities - Stock options                             --
                                                                         ------

Diluted net loss per share:
Net loss available to common shareholders              $(3,925)          10,936          $ (0.36)
                                                       =======           ======          =======

Year Ended January 31, 1998:
Basic net earnings per share:
Earnings available to common shareholders              $ 5,092           10,920          $   .47
                                                       =======                           =======

Effect of dilutive securities - Stock options                               444
                                                                         ------

Diluted net earnings per share:
Net earnings available to common shareholders          $ 5,092           11,364          $   .45
                                                       =======           ======          =======

Year Ended February 1, 1997:
Basic net earnings per share:
Net earnings available to common shareholders          $ 3,248           10,864          $   .30
                                                       =======                           =======

Effect of dilutive securities - Stock options                               308
                                                                         ------

Diluted net earnings per share:
Net earnings available to common shareholders          $ 3,248           11,172          $   .29
                                                       =======           ======          =======

Note O - Subsequent Events

During April 1999, a store which was classified as "Property held for resale" was sold and leased back yielding cash proceeds of $5.7 million. The store is recorded as a capital lease.


Note P - Quarterly Financial Data (Unaudited)

                                                           Net Earnings
                                                 Net          (Loss)
                                    Gross      Earnings    Per Share -
                       Sales        Margin      (Loss)       Diluted
                     ----------    --------    --------    ------------
                      (Dollars in thousands, except per share data)
1998
----
Quarter:  First      $  231,568    $ 57,724    $   124        $ .01
          Second        234,530      59,670        914          .08
          Third         226,515      58,050        387          .04
          Fourth        251,192      57,531     (5,350)(4)     (.49)(4)
                     ----------    --------    -------        -----
                     $  943,805    $232,975    $(3,925)       $(.36)
                     ==========    ========    =======        =====
1997
----
Quarter:  First      $  239,937    $ 61,987    $ 1,788        $ .16
          Second        245,383      62,664      1,378          .12
          Third         234,200      58,047       (463)(3)     (.04)(3)
          Fourth        247,570      60,946      2,389          .21
                     ----------    --------    -------        -----
                     $  967,090    $243,644    $ 5,092        $ .45
                     ==========    ========    =======        =====
1996
----
Quarter:  First      $  248,139    $ 62,826    $ 1,027        $ .09
          Second        257,645      64,865      1,160 (2)      .10 (2)
          Third         248,293      62,770        530          .05
          Fourth        260,812      65,781        531 (1)      .05 (1)
                     ----------    --------    -------        -----
                     $1,014,889    $256,242    $ 3,248        $ .29
                     ==========    ========    =======        =====

(1) Net earnings were reduced by a $1.7 million or $0.15 per share charge related to closed stores and revaluation of assets.

(2) Amount differs from amount reported on Form 10-Q due to the restatement of balances to comply with the provisions of SFAS No. 128 "Earnings Per Share."

(3) Net loss attributable to lower gross margin dollars resulting from lower sales volume and increased promotional activity, partially offset by lower operating costs.

(4) Net loss attributable to decreased margins primarily due to increased promotional activity and costs related to the Company's strategic systems initiatives, including costs to migrate from mainframe to client/server technology.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no disagreements on accounting principles or practices or financial statement disclosures between the Company and its independent certified public accountants during the two fiscal years ended January 30, 1999.


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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is set forth in the tabulation of the amount and nature of beneficial ownership of the Company's Common Stock under the heading "Security Ownership of Principal Shareholders and Management" in the definitive proxy statement filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth in the section entitled "Certain Transactions" in the definitive proxy statement filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

                                    PART IV


ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                        Page
(a)  The following documents are filed as a part of this report:

     1.  Financial Statements:

         - Independent Auditors' Report                                                   21

         - Consolidated Balance Sheets as of January 30, 1999 and January 31, 1998        22

         - Consolidated Statements of Operations for the years ended January 30,          23
             1999, January 31, 1998, and February 1, 1997

         - Consolidated Statements of Equity for the years ended January 30, 1999,        24
             January 31, 1998, and February 1, 1997

         - Consolidated Statements of Cash Flows for the years ended                      25
             January 30, 1999, January 31, 1998, and February 1, 1997

         - Notes to the Consolidated Financial Statements                                 26

     2.  Financial Statement Schedules:

         All schedules are omitted because they are not applicable or not required, or because the information required therein is included in the consolidated financial statements or the notes thereto.

     3.  Exhibits - see Exhibit Index on page 50.

(b)  Reports on Form 8-K:

         No reports on Form 8-K were filed during the fourth quarter of fiscal 1998.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           EAGLE FOOD CENTERS, INC.

                            By: /s/ Robert J. Kelly
                                -------------------
                                Robert J. Kelly
               Chairman, Chief Executive Officer, and President

DATED:  April 30, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature                                      Title                                         Date
---------                                      -----                                         ----

/s/ Robert J. Kelly            Chairman, Chief Executive Officer and President          April 30, 1999
-------------------            (Principal Executive Officer)
Robert J. Kelly

/s/ S. Patric Plumley          Senior Vice President-Chief Financial                    April 30, 1999
---------------------          Officer and Secretary
S. Patric Plumley              (Principal Financial and Accounting Officer)


/s/ Paul D. Barnett            Director                                                 April 30, 1999
-------------------
Paul D. Barnett

/s/ Peter B. Foreman           Director                                                 April 30, 1999
--------------------
Peter B. Foreman

/s/ Steven M. Friedman         Director                                                 April 30, 1999
----------------------
Steven M. Friedman

/s/ Alain Oberrotman           Director                                                 April 30, 1999
--------------------
Alain Oberrotman

/s/ Jerry I. Reitman           Director                                                 April 30, 1999
--------------------
Jerry I. Reitman

/s/ William J. Snyder          Director                                                 April 30, 1999
---------------------
William J. Snyder

Exhibit No.    Description
-----------    -----------

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

10.16--        Loan and Security Agreement, dated as of May 22, 1995, among the
                Company, as borrower, and the lender party thereto, Congress Financial Corporation (Central) (filed as Exhibit 16 to the Company's Form 10-Q for the quarter ended April 29, 1995 and incorporated herein by reference).

10.17--        First Amendment to the Loan and Security Agreement dated August
                21, 1995 (filed as Exhibit 17 to the Company's Form 10-Q for the quarter ended July 29, 1995 and incorporated herein by reference).

10.18--        1995 Stock Incentive Plan as approved on June 21, 1995 (filed as
                Exhibit 18 to the Company's Form 10-Q for the quarter ended July 29, 1995 and incorporated herein by reference).

10.19--        Employment agreement dated May 10, 1995 between the Company and
                Robert J. Kelly, its President and Chief Executive Officer (filed as Exhibit 19 to the Company's Form 10-Q for the quarter ended July 29, 1995 and incorporated herein by reference).

10.22--        Agreement between the Company, Lucky Stores, Inc., The Midland
                Grocery Company and Roundy's Inc. to terminate the Westville warehouse lease (filed as Exhibit 22 to the Company's Annual Report on Form 10-K for the year ended February 3, 1996 and incorporated herein by reference).

10.23--        Employment Agreement dated April 12, 1998 between the Company and
                Robert J. Kelly, Chairman of the Board, President and Chief Executive Officer (filed as Exhibit 23 to the Company's Annual Report on Form 10-K for the year ended January 31, 1998 and incorporated herein by reference).

10.24--        Amended Loan and Security Agreement, dated April 1, 1998, between the Company, as borrower, and the lender party thereto, Congress Financial Corporation (Central) (filed as Exhibit 24 to the Company's Annual Report on Form 10-K for the year ended January 31, 1998 and incorporated herein by reference).

10.25--        Employment Agreement dated September 15, 1997 between the Company and S. Patric Plumley, its Senior Vice President-Chief Financial Officer and Secretary (filed as Exhibit 24 to the Company's Annual Report on Form 10-K for the year ended January 31, 1998 and incorporated herein by reference).

10.26--*       Employment Agreement dated October 7, 1997, between the Company and Byron O. Magafas, its Vice President of Human Resources.

10.27--*       Amended Employment Agreement dated May 10, 1998 between the
                Company and Robert J. Kelly, Chairman of the Board, President and Chief Executive Officer.

12.1--         Computation of Ratio of Earnings to Fixed Charges (filed as
                Exhibit 12.1 to the Registration Statement on Form S-1
                No. 33-59454 and incorporated herein by reference).

21--*          Subsidiaries of the Registrant.

27--*          Financial Data Schedule (for SEC use only).


*Filed herewith.