Form 10-K/A
period 1999-01-30
EAGLE FOOD CENTERS INC
filed 1999-05-04
CIK 30908

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 -------------

                               FORM 10-K/A

                                 -------------
[XAnnual]report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 30, 1999 or

[_Transition]report pursuant to Section 13 or 15(d) of the Securities Exchange
  Act of 1934 for the transition period from  to  .

                          Commission File No. 0-17871

                                 -------------
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

                              1 of 43 Pages

                     Exhibit Index appears on page 42

                       FISCAL YEAR ENDED JANUARY 30, 1999

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                     PART I

 Item 1:  Business........................................................     3
 Item 2:  Properties......................................................     7
 Item 3:  Legal Proceedings...............................................     8
 Item 4:  Submission of Matters to a Vote of Security Holders.............     9
 Item 4a: Executive Officers of the Registrant............................     9

                                    PART II

          Market for Registrant's Common Equity and Related Shareholder
 Item 5:  Matters.........................................................    10
 Item 6:  Selected Financial Data.........................................    10
          Management's Discussion and Analysis of Financial Condition and
 Item 7:  Results of Operations...........................................    12
 Item 7a: Quantitative and Qualitative Disclosure About Market Risk.......    17
 Item 8:  Financial Statements and Supplementary Data.....................    18
          Changes in and Disagreements with Accountants on Accounting and
 Item 9:  Financial Disclosures...........................................    38

                                    PART III

 Item 10: Directors and Executive Officers of the Registrant..............    39
 Item 11: Executive Compensation..........................................    39
 Item 12: Security Ownership of Certain Beneficial Owners and Management..    39
 Item 13: Certain Relationships and Related Transactions..................    39

                                    PART IV

 Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K.    40

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

  .  Purchasing and Inventory Control

  .  Pricing and Shelf Label Management

  .  Eagle Savers Card Promotional Offers

  .  Financial Applications including General Ledger, Accounts Payable,
     Accounts

   .  Receivable, Fixed Assets, Purchasing and Capital Projects

   .  Store Systems Controllers--Operating Systems and Supermarket
Applications

   . Store Applications for Cash Management, DSD Receiving, and Time and Attendance

   MCI Systemhouse has identified the scope of work that will need to be completed to ensure that Eagle's systems are Year 2000 compliant. The primary systems that need to be upgraded to Year 2000 compliant releases are:

   .  Human Resources--Payroll and Benefits

   .  Store Systems Controllers--Operating Systems and Supermarket
Applications

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

   Customer Service--Eagle delivers a wide variety of customer services. Most stores provide customer services such as video rental, check cashing, film processing, lottery ticket and money order sales, and UPS shipping. All stores provide quick, friendly checkout service. Management intends as part of its current strategy to further enhance customer service through additional training of store associates, as well as incentive programs linked to customer satisfaction ratings.

   Corporate Brands (Private Label)--Corporate brand sales are an important element in Eagle's merchandising plan. The Company became a member of the Topco Associates, Inc. buying organization in 1994 and has engaged Daymon Associates, Inc. as its "corporate brand" broker. Eagle has a strong penetration in many categories with its Lady Lee brand. In 1995 the Company entered into an agreement with Topco to carry World Classics premium corporate brand products and in 1996 introduced the Valu Time label for the low price corporate brand niche.

   Selection--A typical Eagle store carries over 23,000 items, including food, general merchandise and specialty department items. The Company carries nationally advertised brands and an extensive selection of top quality corporate brand products. All stores carry a full line of dairy, frozen food, health and beauty aids and selected general merchandise. In addition, most stores have service delicatessens and bakeries and some stores provide additional specialty departments such as ethnic food items, floral service, seafood service, beer, wine, liquor, prescription medicine, dry-cleaners, coffee shops and in-store banking facilities.

   Promotion--The Company's promotion and merchandising strategy focuses on its image as a high-quality, service-oriented supermarket chain while reinforcing its reputation for price leadership and high quality perishables. Eagle has utilized the Eagle Savers' Card for several continuity promotions and for electronic coupon discounts. Through its store personnel, the Company takes an active interest in the communities in which it operates. The Company also contributes funds, products and services to local charities and civic groups.

   Consumer Research--The Company utilizes consumer research to track customer attitudes and the market shares of the Company and its competitors. The Company also has a continuous program of soliciting customer opinions in all of its market areas through the use of in-store customer comment cards. This data enables management to respond to changing consumer needs, direct advertising to specific customer perceptions and evaluate store services and product offerings.

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

   Supercenters continue to open in trade areas served by the Company. Four Wal-Mart Supercenters opened in fiscal 1996, followed by six in 1997 and three more in 1998. Additional supercenter openings by Kmart, Wal-

Mart, Target and Meijer are likely in the next several years. Not only does this format add new grocery square footage to the market, but it offers traditional grocery products at low prices to attract customers to the location with the intent to draw them to the general merchandise side of the store. These new competitors operate at a significant cost advantage to supermarkets by using mostly part-time, non-union employees.

Trademarks, Trade Names and Licenses

   The Company uses various trademarks and service marks in its business, the most important of which are the "Eagle Country Market(TM)", "5-Star Meats(R)", "Lady Lee(R)", "Eagle Savers' Card(TM)" and "Harvest Day(R)" trademarks, and the "Eagle(R)" and "Eagle Country Market(R)" service marks. Each such trademark is federally registered. Pursuant to a trademark license agreement (the "Trademark License Agreement") entered into with the Company's former parent, Lucky Stores, Inc., the Company has been granted the royalty-free use of the "5-Star Meats(R)", "Lady Lee(R)" and "Harvest Day(R)" trademarks until November 30, 2007. The Trademark License Agreement permits the Company to use the licensed trademarks only in the states of Illinois, Indiana, Iowa, Michigan, Ohio, Wisconsin, Kentucky and Minnesota. Lucky Stores, Inc. has agreed not to grant to any other person the right to use such trademarks in the states of Illinois, Indiana and Iowa during the period of the license to the Company.

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

   Selected statistics on Eagle retail food stores are presented below:

                                                     Fiscal Year Ended
                                            -----------------------------------
                                            January 30, January 31, February 1,
                                               1999        1998        1997
                                            ----------- ----------- -----------
   Average total sq. ft. per store.........   38,942      37,756      37,281
   Average total sq. ft. selling space per
    store..................................   28,694      27,835      27,460
   Stores beginning of year................       90          92          92
   Opened during year......................        3           1           2
   Expansions/major remodels (1)...........        3           5           1
   Closed during year......................        4           3           2
   Stores end of year......................       89          90          92
   Size of stores at end of year:
     Less than 25,000 sq. ft...............        5           5           5
     25,000-29,999 sq. ft..................       22          25          28
     30,000-34,999 sq. ft..................        4           5           5
     35,000-44,999 sq. ft..................       37          38          38
     45,000 sq. ft. or greater.............       21          17          16
   Type of stores:
     Eagle Country Markets.................       88          76          74
     Eagle Food Centers....................      --           13          17
     BOGO's Food and Deals.................        1           1           1

--------
(1) A major remodeling project which costs $300,000 or more for 1998 and 1997, and $100,000 for 1996.

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

Item 4: Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

Item 4a: Executive Officers of the Registrant

   The following table sets forth certain information with respect to the persons who are executive officers of the Company:

   Name                      Age                Position(s) Held
   ----                      ---                ----------------
   Robert J. Kelly..........  54 Chairman of the Board of Directors,
                                 Chief Executive Officer, and President

   S. Patric Plumley........  50 Senior Vice President--Chief Financial Officer
                                 and Secretary

   Byron O. Magafas.........  42 Vice President--Human Resources

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

   Mr. Plumley, who was named Senior Vice President--Chief Financial Officer and Corporate Secretary on March 1, 1999, served the Company as Vice President--Chief Financial Officer and Secretary from March 30, 1998 and Vice President and Corporate Controller from September 15, 1997 until his promotions. Prior to September 1997, Mr. Plumley served as Senior Vice President of American Stores' Super Saver Division from 1994 to 1997, and Senior Vice President of Lucky Stores, Inc. from 1990 to 1994. Mr. Plumley has 26 years of experience in the supermarket industry.

   Mr. Magafas joined the Company as Vice President--Human Resources in November 1997. Prior to November 1997, Mr. Magafas was Director of Human Resources for the St. Louis Division of SuperValu Inc. from 1993 to 1997. For the period from 1986 to 1993, Mr. Magafas had been with Wetterau Incorporated, first as Labor Relations Counsel and then as Director of Labor Relations. Mr. Magafas has 13 years of experience in the supermarket industry.

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

                                    PART II

Item 5: Market for Registrant's Common Equity and Related Shareholder Matters

   The Company's common stock trades on the NASDAQ National Market System under the symbol "EGLE." The stock began trading on July 27, 1989. The following table sets forth, by fiscal quarter, the high and low sale prices reported by the NASDAQ National Market System for the periods indicated. As of April 20, 1999 there were approximately 2,371 beneficial holders of shares.

                                                                   Year Ended
                                                                January 30, 1999
                                                                ----------------
                                                                  High     Low
                                                                -------- -------
      First Quarter............................................ $4 5/8   $3 3/4
      Second Quarter...........................................  4 15/16  2 7/8
      Third Quarter............................................  3 3/8    1 7/8
      Fourth Quarter...........................................  4 3/16   3

                                                                   Year Ended
                                                                January 31, 1998
                                                                ----------------
                                                                  High     Low
                                                                -------- -------
      First Quarter............................................ $5 3/8   $3 5/8
      Second Quarter...........................................  7 3/8    4 3/4
      Third Quarter............................................  6 3/8    4 1/4
      Fourth Quarter...........................................  5 1/2    3 5/16

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

                          Year Ended  Year Ended  Year Ended  Year Ended   Year Ended
                          January 30, January 31, February 1, February 3,  January 28,
                             1999        1998        1997        1996         1995
                          ----------- ----------- ----------- -----------  -----------
                                                              (53 Weeks)
                                            (Dollars in thousands)
Consolidated Operating
 Data:
  Sales.................   $943,805    $967,090   $1,014,889  $1,023,664   $1,015,063
  Gross margin..........    232,975     243,644      256,242     254,355      242,452
  Selling, general and
   administrative
   expenses.............    203,220     208,133      218,253     227,460      221,408
  Voluntary severance
   program (1)..........        --          --           --          --         6,917
  Store closing, asset
   revaluation and lease
   termination (2)......      2,925         --         1,700       6,519          --
  Depreciation and
   amortization.........     18,885      19,068       20,494      23,555       23,578
                           --------    --------   ----------  ----------   ----------
Operating income (loss).      7,945      16,443       15,795      (3,179)      (9,451)
Interest expense........     11,870      11,751       12,547      15,497       14,780
                           --------    --------   ----------  ----------   ----------
Earnings (loss) before
 income taxes &
 extraordinary charge...     (3,925)      4,692        3,248     (18,676)     (24,231)
Income taxes (benefit)..        --         (400)         --         (609)      (5,357)
Extraordinary charge
 (3)....................        --          --           --          625          --
                           --------    --------   ----------  ----------   ----------
Net earnings (loss).....   $ (3,925)   $  5,092   $    3,248  $  (18,692)  $  (18,874)
                           ========    ========   ==========  ==========   ==========
Earnings (loss) per
 common share--diluted..   $   (.36)   $    .45   $      .29  $    (1.68)  $    (1.71)
Consolidated Balance
 Sheet Data (at year-
 end):
  Total assets..........   $283,315    $257,619   $  251,124  $  261,218   $  306,994
  Total debt (including
   capital leases)......    138,770     116,147      109,297     117,123      137,872
  Total shareholders'
   equity...............     28,386      32,237       26,688      23,921       42,485

--------
(1) Represents a charge of $6.9 million for a voluntary severance program for approximately 600 clerks in the Chicago area in fiscal 1994.
(2) Represents a $2.9 million charge related to future lease costs for the mainframe, and various related software, software licenses and contracting costs in connection with the migration from mainframe to client/server technology in fiscal 1998. Represents a charge of $1.7 million to provide for costs of closed stores and asset revaluations in fiscal 1996. Represents a charge of $6.5 million to reduce book value of certain assets to estimated fair value for asset impairment in fiscal 1995. See Notes B, D and H of the notes to the Company's consolidated financial statements included elsewhere in this document.
(3) Represents a charge of $625,000 related to the refinancing of the Revolving Credit Facility in fiscal 1995.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following table sets forth certain key operating statistics as a percentage of sales for the periods indicated:

                         Year Ended  Year Ended  Year Ended  Year Ended  Year Ended
                         January 30, January 31, February 1, February 3, January 28,
                            1999        1998        1997        1996        1995
                         ----------- ----------- ----------- ----------- -----------
                                                             (53 Weeks)
Operations Statement
 Data:
  Sales.................   100.00%     100.00%     100.00%     100.00%     100.00%
  Gross margin..........    24.68       25.19       25.25       24.85       23.89
  Selling, general and
   administrative
   expenses.............    21.53       21.52       21.51       22.22       21.81
  Voluntary severance
   program..............      --          --          --          --         0.68
  Store closing, asset
   revaluation and lease
   termination..........     0.31         --         0.17        0.64         --
  Depreciation and
   amortization
   expenses.............     2.00        1.97        2.02        2.30        2.32
                           ------      ------      ------      ------      ------
  Operating income
   (loss)...............     0.84        1.70        1.56       (0.31)      (0.92)
  Interest expense......     1.26        1.22        1.24        1.51        1.46
                           ------      ------      ------      ------      ------
  Earnings (loss) before
   income taxes &
   extraordinary charge.     (.42)       0.48        0.32       (1.83)      (2.38)
  Income taxes
   (benefit)............      --         (.04)        --         (.06)       (.53)
  Extraordinary charge..      --          --          --         0.06         --
                           ------      ------      ------      ------      ------
    Net earnings (loss).     (.42)       0.52        0.32       (1.83)      (1.85)
                           ======      ======      ======      ======      ======

Results of Operations

                                           Year Ended   Year Ended   Year Ended
                                           January 30,  January 31,  February 1,
                                              1999         1998         1997
                                           -----------  -----------  -----------
Sales.....................................  $943,805     $967,090    $1,014,889
Percent Change............................      (2.4)%       (4.7)%        (0.9)%
Same Store Change.........................      (2.3)%       (5.2)%         1.7%

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

   The following table summarizes store development and planned reductions:

                                                           Planned
                                                           Fiscal  Fiscal Fiscal
                                                            1999    1998   1997
                                                           ------- ------ ------
      New stores..........................................     4      3      1
      Store closings......................................     3      4      3
      Expansions and major remodels.......................     7      3      5
      Store count, end of year............................    90     89     90

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

   The following table summarizes borrowing and interest information:

                                            Fiscal 1998 Fiscal 1997 Fiscal 1996
                                            January 30, January 31, February 1,
                                               1999        1998        1997
                                            ----------- ----------- -----------
                                                   (Dollars in millions)
      Borrowed as of year-end..............    $ --        $ 7.2       $ --
      Letters of Credit as of year-end.....    $ --        $ --        $ 1.8
      Maximum amount outstanding during
       year................................    $10.3       $13.8       $11.1
      Average amount outstanding during
       year................................    $ 0.9       $ 1.0       $ 1.4
      Weighted average interest rate.......      9.2%        9.3%        9.3%

   The Company was in compliance with all covenants at January 30, 1999, and expects to be in compliance with all covenants for fiscal 1999 based on management's estimates of fiscal 1999 operating results, cash flows and capital expenditures.

   Working capital and the current ratio were as follows:

                                                           Working    Current
                                                           Capital     Ratio
                                                          ----------------------
                                                          (Dollars in millions)
      January 30, 1999...................................  $   17.4    1.18 to 1
      January 31, 1998...................................  $   13.4    1.14 to 1
      February 1, 1997...................................  $   11.7    1.12 to 1

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

   The following describes information relating to the Company's instruments which are subject to interest rate risk at January 30, 1999 (dollars in millions):

   Description                    Contract Terms   Interest Rate Cost Fair Value
   -----------                  ------------------ ------------- ---- ----------
   Senior Notes................ Due April 15, 2000 8 5/8% fixed  $100   $99.5

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

                                          Deloitte & Touche LLP

Davenport, Iowa
April 29, 1999

                            EAGLE FOOD CENTERS, INC.

                          CONSOLIDATED BALANCE SHEETS

                 (Dollars in thousands, except per share data)

                                                        January 30, January 31,
                                                           1999        1998
                                                        ----------- -----------
ASSETS
Current assets:                                          $ 11,775    $  5,113
  Cash and cash equivalents............................     9,846      10,349
  Restricted assets
  Accounts receivable, net of allowance for doubtful
   accounts of $1.2 million in fiscal 1998 and $0.9
   million in fiscal 1997..............................    16,537      10,826
  Income taxes receivable..............................       926         993
  Inventories..........................................    74,069      83,841
  Prepaid expenses and other...........................     1,392       1,595
                                                         --------    --------
    Total current assets...............................   114,545     112,717
Property and equipment (net)...........................   132,364     109,119
Other assets:
  Deferred debt issuance costs (net)...................       585       1,070
  Excess of cost over fair value of net assets acquired
   (net)...............................................     2,325       2,406
  Property held for resale.............................    20,025      18,769
  Other................................................    13,471      13,538
                                                         --------    --------
    Total other assets.................................    36,406      35,783
                                                         --------    --------
    Total assets.......................................  $283,315    $257,619
                                                         ========    ========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Accounts payable.....................................  $ 47,434    $ 43,078
  Payroll and associate benefits.......................    14,318      16,982
  Accrued liabilities..................................    25,353      19,258
  Reserve for closed stores............................     1,302       3,271
  Accrued taxes........................................     7,795       9,131
  Bank revolving credit facility.......................       --        7,208
  Current portion of long term debt....................       991         356
                                                         --------    --------
    Total current liabilities..........................    97,193      99,284
Long term debt:........................................
  Senior Notes.........................................   100,000     100,000
  Capital lease obligations............................    37,779       8,583
                                                         --------    --------
    Total long term debt...............................   137,779     108,583
Other liabilities:
  Reserve for closed stores............................     9,434      10,611
  Other deferred liabilities...........................    10,523       6,904
                                                         --------    --------
    Total other liabilities............................    19,957      17,515
Shareholders' equity:
  Preferred stock, $.01 par value, 100,000 shares
   authorized..........................................       --          --
  Common stock, $.01 par value, 18,000,000 shares
   authorized, 11,500,000 shares issued................       115         115
  Capital in excess of par value.......................    53,336      53,336
  Common stock in treasury, at cost, 581,202 and
   553,127 shares......................................    (2,309)     (2,259)
  Accumulated other comprehensive income...............        47          82
  Other................................................      (140)       (281)
  Retained earnings (deficit)..........................   (22,663)    (18,756)
                                                         --------    --------
    Total shareholders' equity.........................    28,386      32,237
                                                         --------    --------
    Total liabilities and shareholders' equity.........  $283,315    $257,619
                                                         ========    ========

              See notes to the consolidated financial statements.

                            EAGLE FOOD CENTERS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (Dollars in thousands, except per share data)

                                          Year Ended   Year Ended   Year Ended
                                          January 30,  January 31,  February 1,
                                             1999         1998         1997
                                          -----------  -----------  -----------
Sales.................................... $   943,805  $   967,090  $ 1,014,889
Cost of goods sold.......................     710,830      723,446      758,647
                                          -----------  -----------  -----------
    Gross margin.........................     232,975      243,644      256,242
Operating expenses:
  Selling, general and administrative....     203,220      208,133      218,253
  Store closing, asset revaluation and
   lease termination.....................       2,925          --         1,700
  Depreciation and amortization..........      18,885       19,068       20,494
                                          -----------  -----------  -----------
    Operating income.....................       7,945       16,443       15,795
Interest expense.........................      11,870       11,751       12,547
                                          -----------  -----------  -----------
Earnings (loss) before income taxes......      (3,925)       4,692        3,248
Income taxes (benefit)...................         --          (400)         --
                                          -----------  -----------  -----------
Net earnings (loss)...................... $    (3,925) $     5,092  $     3,248
                                          ===========  ===========  ===========
Weighted average common shares
 outstanding.............................  10,936,559   10,919,720   10,863,554
Weighted average common and potential
 common shares outstanding...............  11,084,569   11,364,496   11,171,799
Basic earnings (loss) per common share:..
Net earnings (loss)...................... $     (0.36) $       .47  $       .30
                                          ===========  ===========  ===========
Diluted net earnings (loss) per common
 share:..................................
Net earnings (loss)...................... $     (0.36) $       .45  $       .29
                                          ===========  ===========  ===========


              See notes to the consolidated financial statements.

                            EAGLE FOOD CENTERS, INC.

                       CONSOLIDATED STATEMENTS OF EQUITY

                             (Dollars in thousands)

                                                            Common Stock
                          -------------------------------------------------------------------------------------
                                                                                           Accumulated
                                           Capital in    Treasury              Retained       Other
                                      Par  Excess of  ----------------         Earnings   Comprehensive  Total
                            Shares   Value Par Value  Shares   Dollars  Other  (Deficit)  Income (Loss) Equity
                          ---------- ----- ---------- -------  -------  -----  ---------  ------------- -------
Balance February 3,
 1996...................  11,500,000 $115   $53,336   554,906  $(2,471) $(281) $(26,935)      $157      $23,921
Comprehensive income
 (loss):
 Net earnings...........                                                          3,248
 Pension liability
  adjustment (net of
  tax)..................                                                                       (19)
 Change in unrealized
  gain (loss) on
  marketable securities.                                                                      (305)
 Total comprehensive
  income (loss).........                                                                                  2,924
Purchase of treasury
 shares.................                               91,200     (171)                                    (171)
Stock options exercised.                              (12,745)      52              (38)                     14
                          ---------- ----   -------   -------  -------  -----  --------       ----      -------
Balance February 1,
 1997...................  11,500,000  115    53,336   633,361   (2,590)  (281)  (23,725)      (167)      26,688
Comprehensive income
 (loss):
 Net earnings...........                                                          5,092
 Pension liability
  adjustment (net of
  tax)..................                                                                       111
 Change in unrealized
  gain (loss) on
  marketable securities.                                                                       138
 Total comprehensive
  income (loss).........                                                                                  5,341
Purchase of treasury
 shares.................                               12,953      (49)                                     (49)
Stock options exercised.                              (93,187)     380             (123)                    257
                          ---------- ----   -------   -------  -------  -----  --------       ----      -------
Balance January 31,
 1998...................  11,500,000  115    53,336   533,127   (2,259)  (281)  (18,756)        82       32,237
Comprehensive income
 (loss):
 Net loss...............                                                         (3,925)
 Pension liability
  adjustment (net of
  tax)..................                                                                      (141)
 Change in unrealized
  gain (loss) on
  marketable securities.                                                                       106
 Total comprehensive
  income (loss).........                                                                                 (3,960)
Purchase of treasury
 shares.................                               50,200     (137)                                    (137)
Forgiveness of officer
 stock sale receivable..                                                                                    141
Stock options exercised.                              (22,125)      87    141        18                     105
                          ---------- ----   -------   -------  -------  -----  --------       ----      -------
Balance January 30,
 1999...................  11,500,000 $115   $53,336   581,202  $(2,309) $(140) $(22,663)      $ 47      $28,386
                          ========== ====   =======   =======  =======  =====  ========       ====      =======

              See notes to the consolidated financial statements.

                            EAGLE FOOD CENTERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                        Years Ended
                                            -----------------------------------
                                            January 30, January 31, February 1,
                                               1999        1998        1997
                                            ----------- ----------- -----------
Cash Flows from Operating Activities:
Net earnings (loss)........................  $ (3,925)   $  5,092    $  3,248
Adjustments to reconcile net earnings
 (loss) to net cash flows from operating
 activities:
  Depreciation and amortization............    18,885      19,068      20,494
  Store closing, asset revaluation and
   lease termination.......................     2,925         --        1,700
  LIFO charge..............................       685         775         731
  Deferred charges and credits.............       893       1,358       1,975
  (Gain) loss on disposal of assets........      (910)        603         883
Changes in assets and liabilities:
  Receivables and other assets.............    (8,015)     (3,902)       (962)
  Inventories..............................     9,087      (8,221)      3,766
  Accounts payable.........................     4,356        (746)      1,799
  Accrued and other liabilities............      (477)     (3,216)      2,766
  Principal payments on reserve for closed
   stores..................................    (2,444)     (2,275)    (12,207)
                                             --------    --------    --------
    Net cash flows from operating
     activities............................    21,060       8,536      24,193
                                             --------    --------    --------
Cash Flows from Investing Activities:
  Additions to property and equipment......   (20,532)    (15,560)     (8,164)
  Sales (purchases) of marketable
   securities, net.........................       609      (1,246)       (231)
  Additions to property held for resale....   (19,150)     (6,069)     (4,629)
  Cash proceeds from sale/leasebacks or
   dispositions of property and equipment..    14,392       3,664       3,884
  Cash proceeds from sale/leasebacks or
   dispositions of property held for
   resale..................................    18,450       2,041         --
                                             --------    --------    --------
    Net cash flows from investing
     activities............................    (6,231)    (17,170)     (9,140)
                                             --------    --------    --------
Cash Flows from Financing Activities:
  Deferred financing costs.................       (50)        --          --
  Principal payments of capital lease
   obligations.............................      (772)     (2,546)     (5,237)
  Net revolving credit (repayment)
   borrowing...............................    (7,208)      7,208      (1,992)
  Purchase of treasury stock...............      (137)        (49)       (171)
                                             --------    --------    --------
    Net cash flows from financing
     activities............................    (8,167)      4,613      (7,400)
                                             --------    --------    --------
      Net Change in Cash and Cash
       Equivalents.........................     6,662      (4,021)      7,653
      Cash and Cash Equivalents at
       Beginning Of Year...................     5,113       9,134       1,481
                                             --------    --------    --------
      Cash and Cash Equivalents at End of
       Year................................  $ 11,775    $  5,113    $  9,134
                                             ========    ========    ========

            See notes to the consolidated financial statements.

                           EAGLE FOOD CENTERS, INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     YEARS ENDED JANUARY 30, 1999, JANUARY 31, 1998, AND FEBRUARY 1, 1997

Note A--Organization
   Eagle Food Centers, Inc. (the "Company"), a Delaware corporation, is engaged in the operation of retail food stores, with 89 stores in the Quad Cities area of Illinois and Iowa, north, central and eastern Illinois, eastern Iowa, and the Chicago/Fox River Valley and northwestern Indiana area.

Note B--Summary of Significant Accounting Policies

   Fiscal Year--The Company's fiscal year ends on the Saturday closest to January 31st. Fiscal 1998, 1997 and 1996 were 52-week years ending on January 30, 1999, January 31, 1998, and February 1, 1997, respectively.

   Basis of Consolidation--The consolidated financial statements include the accounts of Eagle Food Centers, Inc. and all subsidiaries. All significant intercompany transactions have been eliminated.

   Risks and Uncertainties--The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

   Cash and Cash Equivalents--The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be a cash equivalent.

   Restricted Assets--Restricted assets are comprised of marketable securities and cash held in escrow by third parties. Marketable securities are restricted to satisfy state insurance reserve requirements related to claim liabilities recorded for workers' compensation, automobile and general liability costs; such claim liability reserves are classified as current.

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

   Inventories--Inventories are valued at the lower of cost or market; cost is determined by the last-in, first-out (LIFO) method for substantially all inventories. The current cost of the inventories was greater than the LIFO value by $10.3 million at January 30, 1999 and $9.6 million at January 31, 1998.

   Property and Equipment--Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed by using the straight-line method over the estimated useful lives of buildings, fixtures and equipment. Leasehold costs and improvements are amortized over their estimated useful lives or the remaining original lease term, whichever is shorter. Leasehold interests are generally amortized over the lease term plus expected renewal periods or 25 years, whichever is shorter. Property acquired under capital lease is amortized on a straight line basis over the shorter of the estimated useful life of the property or the original lease term.

   Long-Lived Assets--The Company accounts for Long-Lived Assets in accordance with Statement of Financial Accounting Standards ("SFAS") SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Under SFAS No. 121, if the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized. The impairment is measured based on the estimated fair value of the asset.

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

   Debt Issuance Costs--Debt issuance costs, recorded net of accumulated amortization of $3.3 million at January 30, 1999 and $2.8 million at January 31, 1998, are amortized over the terms of the related debt agreements.

   Excess of Cost Over Fair Value of Net Assets Acquired ("Goodwill")-- Goodwill, recorded net of accumulated amortization of $0.9 million at January 30, 1999 and $0.8 million at January 31, 1998, is amortized using the straight-line method over 40 years. The Company continually reviews goodwill to assess recoverability from future operations using undiscounted cash flows. Impairments would be recognized in operating results if an other than temporary diminution in value occurred.

   Property Held for Resale--Property included in this classification represents land acquired for future development and stores the Company is constructing or has recently completed which the Company intends to finance through a sale/leaseback transaction and is reported at the lower of cost or estimated market value. These properties are expected to continue to be operated by the Company, are not impaired and have not been written down below cost.

   Deferred Software Costs--The Company classifies software for internal use as Other Assets. Software costs are generally amortized over five years beginning when the software is placed in service. Deferred software balances were $12.1 million and $12.1 million as of January 30, 1999 and January 31, 1998, respectively; net of accumulated amortization of $2.9 million and $0.4 million, respectively.

   Self-Insurance--The Company is primarily self-insured, through its captive insurance subsidiary, for workers' compensation, automobile and general liability costs. For the insurance year beginning November 1, 1997, the automobile liability has been placed with an outside insurance company. The self-insurance claim liability is determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. Self insurance claim liabilities of $6.6 million as of January 30, 1999 and $7.5 million as of January 31, 1998 are included in the "Accrued liabilities" caption of the balance sheet.

   Store Closing and Asset Revaluation--In the event the performance or utilization of under-performing stores and under-utilized facilities cannot be improved, management may decide to close, sell or otherwise dispose of such stores or facilities. A charge for store closing and asset revaluation is provided when management has reached the decision to close, sell or otherwise dispose of such stores within one year and the costs can be reasonably estimated. The charge for store closing arises primarily from (a) the discounted value of future lease commitments in excess of the discounted value of estimated sublease revenues, (b) store closing costs, (c) elimination of any goodwill identified with such stores to be closed and (d) revaluing fixed assets to estimated fair values when assets are impaired, or to net realizable value for assets to be disposed of (see Long-Lived Assets above). Discount rates have been determined at the time a store was added to the closed store reserve and have not been changed to reflect subsequent changes in rates. The Company's policy is to use a risk-free rate of return for a duration equal to the average remaining lease term at the time the reserve was established. The discount rate used for reserves established in fiscal 1998 and 1997 was 4.7% and 6.0%, respectively.

   Advertising Expense--The Company's advertising costs, including radio and television production costs, are expensed as incurred and included in the "Selling, general and administrative" caption of the income statement. The components of advertising expense are as follows:

                       Gross Advertising    Co-Op Credits     Net Advertising
                       ------------------ ------------------ ------------------
                       Dollars % of Sales Dollars % of Sales Dollars % of Sales
                       ------- ---------- ------- ---------- ------- ----------
                                        (Dollars in thousands)
   Fiscal 1998........ $17,520    1.8%    $15,488    1.6%    $2,032     0.2%
   Fiscal 1997........ $16,054    1.7%    $13,525    1.4%    $2,529     0.3%
   Fiscal 1996........ $15,548    1.5%    $13,724    1.3%    $1,824     0.2%

   Earnings (Loss) Per Share--Earnings per share ("EPS") are computed in accordance with SFAS No. 128, "Earnings per Share." Basic EPS is computed by dividing consolidated net earnings (loss) by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing consolidated net earnings (loss) by the sum of the weighted average number of common shares outstanding and the weighted average number of potential common shares outstanding. Potential common shares consist solely of outstanding options under the Company's stock option plans. Outstanding options excluded from the computation of potential common shares (option price exceeded the average market price during the period) amounted to 39,975 options for 1997 and 328,925 options for 1996. All outstanding options were excluded from the earnings (loss) per share calculation for 1998 because they were anti-dilutive.

   Reclassifications--Certain reclassifications were made to prior years' balances conform with current year presentation.

   Segments of a Business--Effective for the fourth quarter of fiscal 1998, the Company has adopted SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes new standards for disclosure of financial and descriptive information by operating segment in the Company's consolidated financial statements. SFAS 131 utilizes a management approach to define operating segments along the lines used by management internally for evaluating the operation of retail food stores segment performance and deciding resource allocations to segments. The Company manages and internally reports its operations as one business segment which, under the criteria of SFAS 131, is a supermarket. As a result, the adoption of SFAS 131 had no impact on the Company's consolidated financial statement disclosures.

   Comprehensive Income--In the fourth quarter of fiscal 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net earnings (loss), minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities, and is presented in the Consolidated Statement of Equity. The adoption of SFAS 130 had no impact on total shareholders' equity. Prior year financial statements have been reclassified to conform to the SFAS 130 requirements.

   Costs of Computer Software Developed or Obtained For Internal Use--In March 1998, the American Institute of Certified Public Accountants issued the Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use and related disclosures. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998 and should be applied to internal use computer software costs incurred in the year of adoption for all projects, including those projects in progress upon initial application of the SOP. The Company early adopted SOP 98-1, which did not have a material impact on the Company's consolidated results of operations or financial position.

   Reporting on the Costs of Start-Up Activities--In April 1998, the American Institute of Certified Public Accountants issued the Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that costs of start-up activities and organization costs be expensed as incurred and is effective no later than for the first quarter of the Company's fiscal year commencing January 31, 1999. Since the company does not have any significant deferred start-up costs as of January 30, 1999, the early adoption of SOP 98-5 did not have a material impact on its consolidated results of operations or financial position.

   New Accounting Standards--In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This standard is effective for the Company's 2000 fiscal year. The Company has not yet completed its evaluation of this standard or its potential impact on the Company's reporting requirements.

Note C--Consolidated Statements of Cash Flows

   For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


   Supplemental cash flow information:

                                                        1998    1997    1996
                                                       ------- ------- -------
                                                       (Dollars in thousands)
   Cash paid for interest............................. $11,717 $11,132 $12,009
   Cash paid (received) for income taxes..............      73      52  (2,958)
   Non-cash additions to property and equipment.......  30,603   2,761     --
   Non-cash additions to the capital lease liability..  30,603   2,761     --
   Treasury stock issued..............................      87     380      52
   Non-cash transfer from property and equipment to
    property held for resale..........................     --    1,382     --
   Non-cash transfer from closed store reserve to
    property and equipment............................     676     --      810

Note D--Reserve for Closed Stores

   An analysis of activity in the reserve for closed stores for the years ended January 30, 1999 and January 31, 1998, is as follows:

                                                         January 30, January 31,
                                                            1999        1998
                                                         ----------- -----------
                                                             (In thousands)
   Balance at beginning of year........................    $13,882     $16,016
   Payments, primarily rental payments, net of sublease
    rentals of $1,123 in fiscal 1998 and $1,272 in
    fiscal 1997........................................     (1,450)     (2,189)
   Lease termination payments..........................     (1,632)       (576)
   Amount classified as a direct reduction of fixed
    assets.............................................       (676)        --
   Interest cost.......................................        612         631
                                                           -------     -------
   Balance at end of year (including $1.3 million and
    $3.3 million, respectively, classified as current).    $10,736     $13,882
                                                           =======     =======

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

   A rollforward presentation of the number of stores in the closed store reserve for fiscal years 1998 and 1997 is as follows:

                                                                       1998  1997
                                                                       ----  ----
   Number of stores in reserve at beginning of year...................  20    22
   Leases terminated/expired/removed from reserve.....................  (6)   (8)
   Stores added to the closed store reserve...........................   2     6
                                                                       ---   ---
   Number of stores in reserve at end of year.........................  16    20
                                                                       ===   ===

Note E--Property and Equipment

   The investment in property and equipment is as follows:

                                                         January 30, January 31,
                                                            1999        1998
                                                         ----------- -----------
                                                             (In thousands)
      Land..............................................  $   7,315   $   9,757
      Buildings.........................................     27,168      32,175
      Leasehold costs and improvements..................     36,797      38,624
      Fixtures and equipment............................    139,210     137,940
      Leasehold interests...............................     27,965      29,721
      Property under capital lease......................     42,053      12,214
                                                          ---------   ---------
      Total.............................................    280,508     260,431
      Less accumulated depreciation and amortization....   (148,144)   (151,312)
                                                          ---------   ---------
      Property and equipment (net)......................  $ 132,364   $ 109,119
                                                          =========   =========

   The Company owned 12 of its 89 stores, two of which were classified in "Property held for resale," as of January 30, 1999 and leased the remainder. Six stores were sold and leased back providing $31.0 million of proceeds during fiscal 1998, one store was sold and leased back providing $2.8 million of proceeds during fiscal 1997 and one store was also sold and leased back providing $3.5 million of proceeds during fiscal 1996. The leases on these eight stores, of which six are recorded as a capital leases, have 22-25 year terms with up to six five-year options. The gains on the sale of these properties have been deferred and are amortized over the life of the original lease term.

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

   Depreciation and amortization are computed using the straight line method over the estimated useful lives of the assets. The useful lives of the various classes of assets are as follows:

      Buildings.......................... 10-25 years
      Fixtures and Equipment.............  2-12 years
      Leasehold Costs & Improvements.....  5-23 years
      Leasehold interests................ 12-25 years
      Property under capital lease....... Shorter of economic life or lease term

Note F--Debt

   Long-term debt consists of the following:

                                                         January 30, January 31,
                                                            1999        1998
                                                         ----------- -----------
                                                             (In thousands)
      8 5/8% Senior Notes...............................  $100,000    $100,000
      Capital leases (Note H)...........................    38,770       8,939
                                                          --------    --------
                                                           138,770     108,939
      Less current maturities...........................       991         356
                                                          --------    --------
        Total long-term debt............................  $137,779    $108,583
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

Note G--Treasury Stock

   The following summarizes the treasury stock activity for the three years in the period ended January 30, 1999:

                                                         Shares  Dollars Average
                                                         ------- ------- -------
                                                         (Dollars in thousands,
                                                              except share
                                                              information)
   Outstanding February 3, 1996......................... 554,906 $2,471   $4.45
   Purchased............................................  91,200    171    1.88
   Issued...............................................  12,745     52    4.08
                                                         ------- ------
   Outstanding February 1, 1997......................... 633,361  2,590    4.09
   Purchased............................................  12,953     49    3.83
   Issued...............................................  93,187    380    4.08
                                                         ------- ------
   Outstanding January 31, 1998......................... 553,127  2,259    4.09
   Purchased............................................  50,200    137    2.73
   Issued...............................................  22,125     87    3.95
                                                         ------- ------
   Outstanding January 20, 1999......................... 581,202 $2,309   $3.97
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

Note H--Leases and Long-term Contracts

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

                                                        Year Ended
                                            -----------------------------------
                                            January 30, January 31, February 1,
                                               1999        1998        1997
                                            ----------- ----------- -----------
                                                      (In thousands)
      Minimum rent under operating leases..   $16,291     $15,981     $15,387
      Additional rent based on sales.......       109          82         275
      Less rentals received on
       noncancelable subleases.............      (337)       (246)        (39)
                                              -------     -------     -------
                                              $16,063     $15,817     $15,623
                                              =======     =======     =======

   Future minimum lease payments under operating and capital leases as of January 30, 1999, are as follows:

                                                              Operating Capital
                                                               Leases   Leases
                                                              --------- -------
                                                               (In thousands)
      1999................................................... $ 15,988  $ 4,577
      2000...................................................   15,776    4.577
      2001...................................................   15,027    4,577
      2002...................................................   14,371    4,577
      2003...................................................   13,485    4,498
      Thereafter.............................................  118,668   62,845
                                                              --------  -------
      Total minimum lease payments........................... $193,315   85,651
                                                              ========
      Less minimum lease payments............................            46,881
                                                                        -------
      Present value of minimum capital lease payments,
       including $991 classified as current portion of long-
       term debt.............................................           $38,770
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

Note I--Income Taxes

   The following summarizes significant components of the provision for income taxes:

                                                       Year Ended
                                           -----------------------------------
                                           January 30, January 31, February 1,
                                              1999        1998        1997
                                           ----------- ----------- -----------
                                                     (In thousands)
      Income taxes (benefit):
        Federal...........................    $--         $(400)      $--
        State.............................     --           --         --
                                              ----        -----       ----
                                              $--         $(400)      $--
                                              ====        =====       ====
      Income taxes (benefit) consists of
       the following:
        Current
          Federal.........................    $--         $(400)      $--
          State...........................     --           --         --
                                              ----        -----       ----
                                              $--         $ --        $--
                                              ====        =====       ====
        Deferred:
          Federal.........................    $--         $ --        $--
          State...........................     --           --         --
                                              ----        -----       ----
                                              $--         $ --        $--
                                              ====        =====       ====

   The differences between income taxes (benefit) at the statutory Federal income tax rate and income taxes (benefit) reported in the consolidated statements of operations are as follows:

                                                       Year Ended
                                           -----------------------------------
                                           January 30, January 31, February 1,
                                              1999        1998        1997
                                           ----------- ----------- -----------
                                                     (In thousands)
      Income taxes (benefit) at statutory
       Federal tax rate of 35%............  $ (1,374)    $ 1,642     $ 1,137
      Surtax exemption....................        39         (47)        (33)
      State income taxes, net of Federal
       benefit............................      (196)        368         213
      Tax credits.........................       --          --          --
      Valuation allowance.................     1,573      (2,576)     (1,350)
      Other...............................       (42)        213          33
                                            --------     -------     -------
        Total.............................  $    --      $  (400)    $   --
                                            ========     =======     =======

   Deferred tax assets and liabilities arise because of differences between the financial accounting bases for assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are comprised of the following significant temporary differences:

                                                        January 30, January 31,
                                                           1999        1998
                                                        ----------- -----------
                                                            (In thousands)
      Deferred Tax Assets:
        Store closing, assets revaluation and lease
         termination...................................  $  4,565     $ 4,667
        Accrued reserves...............................     1,857       2,579
        Deferred revenues..............................     2,032       2,282
        Associate benefits.............................     1,441       1,819
        Tax credit and net operating loss
         carryforwards.................................    13,224      13,825
        Valuation allowance............................   (11,096)     (9,523)
                                                         --------     -------
          Total........................................  $ 12,023     $15,649
                                                         ========     =======
      Deferred Tax Liabilities:
        Depreciation...................................  $  9,541     $12,897
        Other, net.....................................     2,482       2,752
                                                         --------     -------
          Total........................................  $ 12,023     $15,649
                                                         ========     =======
      Net deferred tax asset...........................  $    --      $   --
                                                         ========     =======

   Valuation allowances have been established for the entire amount of the net deferred tax assets as of January 30, 1999 and January 31, 1998, due to the uncertainty of future recoverability.

   The tax benefit of tax credit carryforwards available, in thousands of dollars, primarily related to the alternative minimum tax and net operating loss carryforwards totaled $13,224, with expiration dates as follows: 1999-- $54, 2000--$11, 2001--$62, 2002--$83, 2003--$80, 2005--$58, 2006--$99, 2007--
$158, 2008--$101, 2009--$202, 2010--$5,794, 2011--$755, 2012--$84 and
unlimited--$5,683.

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

   Net periodic pension cost under the Milan Office and Non-Foods Warehouse Retirement Plan ("Milan Plan") and the Eagle Food Centers, Inc. Associate Pension Plan ("Eagle Plan") includes the following benefit and cost components for the years ended January 30, 1999, January 31, 1998, and February 1, 1997:

                                                         Year Ended
                                             -----------------------------------
                                             January 30, January 31, February 1,
                                                1999        1998        1997
                                             ----------- ----------- -----------
                                                       (In thousands)
      Service cost..........................    $ 551       $ 504       $ 516
      Interest cost.........................      776         722         657
      Expected return on plan assets........     (663)       (549)       (503)
      Amortization of prior service cost....       37          36          36
                                                -----       -----       -----
        Net periodic pension cost...........    $ 701       $ 713       $ 706
                                                =====       =====       =====

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

   The accumulated benefit obligation, changes in projected benefit obligation and plan assets, the funded status and amounts recognized in the Company's consolidated balance sheets for the Milan Plan and Eagle Plan, as of the measurement dates of December 31, 1998 and 1997, are as follows:

                                                       December 31, December 31,
                                                           1998         1997
                                                       ------------ ------------
      Accumulated Benefit Obligation.................    $ 11,520     $  9,785
                                                         ========     ========
      Change in Projected Benefit Obligation
        Balance at January 1.........................    $ 10,679     $  9,730
        Service cost.................................         551          504
        Interest cost................................         776          722
        Actuarual loss...............................         856           84
        Benefits paid................................        (404)        (361)
                                                         --------     --------
          Balance at December 31.....................    $ 12,458     $ 10,679
                                                         ========     ========
      Change in Plan Assets at Fair Value
        Balance at January 1.........................    $  8,756     $  7,738
        Actual return on plan assets.................         757          942
        Company contributions........................         889          437
        Benefits paid................................        (404)        (361)
                                                         --------     --------
          Balance at December 31.....................    $  9,998     $  8,756
                                                         ========     ========
      Reconciliation of Funded Status to Amounts
      Recognized in Financial Statements
        Funded status at December 31.................    $ (2,460)    $ (1,923)
        Unrecognized (gain) loss.....................         621         (141)
        Unrecognized prior service cost..............         239          276
                                                         --------     --------
          Recognized accured cost....................    $ (1,600)    $ (1,788)
                                                         ========     ========
      Amounts Recognized in the Financial
        Statements at December 31
        Accured benefits liability...................    $ (2,100)    $ (2,090)
        Intangible asset.............................         211          244
        Accumulated other comprehensive income before
         income tax..................................         289           58
                                                         --------     --------
          Net amount recognized......................    $ (1,600)    $ (1,788)
                                                         ========     ========

   Actuarial assumptions used to develop net periodic pension cost for the fiscal years 1998, 1997 and 1996 were as follows:

                                                                  1998 1997 1996
                                                                  ---- ---- ----
      Discount rate.............................................. 7.0% 7.5% 7.5%
      Expected long term rate of return on assets................ 8.5% 8.0% 8.0%
      Rate of increase in compensation levels.................... 4.0% 4.0% 4.0%

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

   The following table sets forth the stock option activity for the three years in the period ended January 30, 1999:

                                                                        Weighted
                                                                        Average
                                                Shares    Option Price  Exercise
                                                Subject    Range Per    Price of
                                               to Option     Share      Options
                                               --------- -------------- --------
      Outstanding February 3, 1996             1,285,250 $1.50 -$10.00   $3.23
        Granted...............................    82,500 $4.375-$ 6.75   $5.50
        Exercised.............................    14,600 $1.50 -$ 3.375  $3.06
        Forfeited.............................   108,600 $1.50 -$10.00   $3.69
                                               ---------
      Outstanding February 1, 1997             1,244,550 $1.50 -$10.00   $3.35
        Granted...............................   332,500 $4.00 -$ 5.00   $4.11
        Exercised.............................    93,187 $1.50 -$ 3.375  $2.77
        Forfeited.............................   116,650 $1.50 -$10.00   $3.96
                                               ---------
      Outstanding January 31, 1998             1,367,213 $1.50 -$10.00   $3.52
        Granted...............................    70,000 $2.25 -$4.0625  $3.38
        Exercised.............................    22,125 $1.50 -$3.375   $1.90
        Forfeited.............................   209,238 $1.50 -$10.00   $3.73
                                               ---------
      Outstanding January 30, 1999............ 1,205,850 $1.50 -$10.00   $3.50
                                               =========

   Stock options exercisable are as follows:

                                                                        Average
                                                              Options   Exercise
                                                            Exercisable  Price
                                                            ----------- --------
      February 1, 1997.....................................   542,138    $3.23
      January 31, 1998.....................................   734,413    $3.27
      January 30, 1999.....................................   912,684    $3.50

   The following table summarizes stock option information on outstanding and exercisable shares as of January 30, 1999:

                                                    Weighted
                                          Weighted   Average               Weighted
                                          Average   Remaining              Average
                                Options   Exercise Contractual   Options   Exercise
   Range of Exercise Prices   Outstanding  Price      Life     Exercisable  Price
   ------------------------   ----------- -------- ----------- ----------- --------
                                                     (Years)
   $1.50...................      157,375   $1.50      6.86       107,178    $1.50
   $2.25-$4.00.............      755,250   $3.32      6.89       557,281    $3.16
   $4.0625-$5.00...........      260,000   $4.51      6.92       215,000    $4.51
   $8.50-$10.00............       33,225   $9.22      2.46        33,225    $9.22
                               ---------                         -------
   Total...................    1,205,850                         912,684
                               =========                         =======

Note K--Stock Based Compensation

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

                                                            1998    1997   1996
                                                          -------- ------ ------
                                                          (In thousands, except
                                                             per share data)
   Net earnings (loss):                As reported......  $(3,925) $5,092 $3,248
                                       Pro Forma........  $(4,029) $4,474 $3,089
   Basic earnings (loss) per share:    As reported......  $ (0.36) $  .47 $  .30
                                       Pro Forma........  $ (0.37) $  .41 $  .28
   Diluted earnings (loss) per share:  As reported......  $ (0.36) $  .45 $  .29
                                       Pro Forma........  $ (0.37) $  .39 $  .28

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

Note L--Fair Value of Financial Instruments

   The carrying amounts and fair values of the Company's financial instruments as of January 30, 1999 and January 31, 1998 are as follows:

                                              January 30, 1999 January 31, 1998
                                              ---------------- ----------------
                                              Carrying  Fair   Carrying  Fair
                                               Amount   Value   Amount   Value
                                              -------- ------- -------- -------
                                                       (In thousands)
   Cash and cash equivalents................. $ 11,775 $11,775 $  5,113 $ 5,113
   Marketable securities.....................    9,846   9,846   10,349  10,349
   Bank revolving credit facility............      --      --     7,208   7,208
   Senior Notes..............................  100,000  99,472  100,000  97,840

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

   The amortized cost, gross unrealized gains and losses, and estimated fair values of the Company's marketable securities at January 30, 1999 and January 31, 1998, are as follows:

                                                   January 30, 1999
                                         -------------------------------------
                                                 Unrealized Unrealized  Fair
                                          Cost     Gains      Losses    Value
                                         ------- ---------- ---------- -------
                                                    (In thousands)
   Money market mutual fund, due within
    one year............................ $ 5,845    $--        $--     $ 5,845
   U.S. Treasury notes..................   2,992      78        --       3,070
   Equity securities....................     785     198         52        931
                                         -------    ----       ----    -------
     Total marketable securities........ $ 9,622    $276       $ 52    $ 9,846
                                         =======    ====       ====    =======

                                                   January 31, 1998
                                         -------------------------------------
                                                 Unrealized Unrealized  Fair
                                          Cost     Gains      Losses    Value
                                         ------- ---------- ---------- -------
                                                    (In thousands)
   Restricted cash due within one year.. $   891    $--        $--     $   891
   Money market mutual fund, due within
    one year............................   3,752     --         --       3,752
   U.S. Treasury notes..................   4,985      69        --       5,054
   Equity securities....................     603      61         12        652
                                         -------    ----       ----    -------
     Total marketable securities........ $10,231    $130       $ 12    $10,349
                                         =======    ====       ====    =======

   The maturity of the U.S. Treasury Notes as of January 30, 1999 is as follows:

                                                                          Fair
                                                                   Cost  Value
                                                                  ------ ------
                                                                       (In
                                                                   thousands)
      Within one year............................................ $1,000 $1,005
      1-5 years..................................................  1,992  2,065
                                                                  ------ ------
      Total U.S. Treasury notes.................................. $2,992 $3,070
                                                                  ====== ======

Note M--Litigation

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

Note N--Earnings (Loss) Per Share

   Earnings (loss) per share disclosures (net of tax) for the three years in the period ended January 30, 1999 are follows:

                                                          Wtd. Ave.
                                             Earnings      Shares     Per Share
                                            (Numerator) (Denominator)  Amount
                                            ----------- ------------- ---------
                                              (In thousands except per share
                                                           data)
   Year Ended January 30, 1999:
   Basic net loss per share:
   Loss available to common shareholders...   $(3,925)     10,936      $(0.36)
                                              =======                  ======
   Effective of dilutive securities--Stock
    options................................                   --
                                                           ------
   Diluted net loss per share:
   Net loss available to common
    shareholders...........................   $(3,925)     10,936      $(0.36)
                                              =======      ======      ======
   Year Ended January 31, 1998:
   Basic net earnings per share:
   Earnings available to common
    shareholders...........................   $ 5,092      10,920      $  .47
                                              =======                  ======
   Effect of dilutive securities--Stock
    options................................                   444
                                                           ------
   Diluted net earnings per share:
   Net earnings available to common
    shareholders...........................   $ 5,092      11,364      $  .45
                                              =======      ======      ======
   Year Ended February 1, 1997:
   Basic net earnings per share:
   Net earnings available to common
    shareholders...........................   $ 3,248      10,864      $  .30
                                              =======                  ======
   Effect of dilutive securities--Stock
    options................................                   308
                                                           ------
   Diluted net earnings per share:
   Net earnings available to common
    shareholders...........................   $ 3,248      11,172      $  .29
                                              =======      ======      ======

Note O--Subsequent Events

   During April 1999, a store which was classified as "Property held for resale" was sold and leased back yielding cash proceeds of $5.7 million. The store is recorded as a capital lease.

Note P--Quarterly Financial Data (Unaudited)

                                                                   Net Earnings
                                                        Net           (Loss)
                                              Gross   Earnings      Per Share-
                                    Sales     Margin   (Loss)        Diluted
                                  ---------- -------- --------     ------------
                                   (Dollars in thousands, except per share
                                                    data)
 1998
 ----
 Quarter: First................   $  231,568 $ 57,724 $   124         $ .01
          Second...............      234,530   59,670     914           .08
          Third................      226,515   58,050     387           .04
          Fourth...............      251,192   57,531  (5,350)(4)      (.49)(4)
                                  ---------- -------- -------         -----
                                  $  943,805 $232,975 $(3,925)        $(.36)
                                  ========== ======== =======         =====
 1997
 ----
 Quarter: First................   $  239,937 $ 61,987 $ 1,788         $ .16
          Second...............      245,383   62,664   1,378           .12
          Third................      234,200   58,047    (463)(3)      (.04)(3)
          Fourth...............      247,570   60,946   2,389           .21
                                  ---------- -------- -------         -----
                                  $  967,090 $243,644 $ 5,092         $ .45
                                  ========== ======== =======         =====
 1996
 ----
 Quarter: First................   $  248,139 $ 62,826 $ 1,027         $ .09
          Second...............      257,645   64,865   1,160(2)        .10(2)
          Third................      248,293   62,770     530           .05
          Fourth...............      260,812   65,781     531(1)        .05(1)
                                  ---------- -------- -------         -----
                                  $1,014,889 $256,242 $ 3,248         $ .29
                                  ========== ======== =======         =====

--------
(1) Net earnings were reduced by a $1.7 million or $0.15 per share charge related to closed stores and revaluation of assets.
(2) Amount differs from amount reported on Form 10-Q due to the restatement of balances to comply with the provisions of SFAS No. 128 "Earnings Per Share."
(3) Net loss attributable to lower gross margin dollars resulting from lower sales volume and increased promotional activity, partially offset by lower operating costs.
(4) Net loss attributable to decreased margins primarily due to increased promotional activity and costs related to the Company's strategic systems initiatives, including costs to migrate from mainframe to client/server technology.

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

                                    PART IV

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)The following documents are filed as a part of this report:

                                                                           Page
                                                                           ----
  1.Financial Statements:

    --Independent Auditors' Report........................................  18

    --Consolidated Balance Sheets as of January 30, 1999 and January 31,
     1998.................................................................  19

    --Consolidated Statements of Operations for the years ended January
     30, 1999, January 31, 1998, and February 1, 1997.....................  20

    --Consolidated Statements of Equity for the years ended January 30,
     1999, January 31, 1998, and February 1, 1997.........................  21

    --Consolidated Statements of Cash Flows for the years ended January
     30, 1999, January 31, 1998, and February 1, 1997.....................  22

    --Notes to the Consolidated Financial Statements......................  23

  2.Financial Statement Schedules:

    All schedules are omitted because they are not applicable or not required, or because the information required therein is included in the consolidated financial statements or the notes thereto.

  3.Exhibits--see Exhibit Index on page 42.

(b)Reports on Form 8-K:

   No reports on Form 8-K were filed during the fourth quarter of fiscal 1998.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Eagle Food Centers, Inc.

                                                 /s/ Robert J. Kelly
                                          By: _________________________________
                                                     Robert J. Kelly
                                                Chairman, Chief Executive
                                                         Officer,
                                                      and President

DATED: April 30, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

             Signature                           Title                    Date
             ---------                           -----                    ----
      /s/ Robert J. Kelly            Chairman, Chief Executive       April 30, 1999
____________________________________  Officer and President
          Robert J. Kelly             (Principal Executive
                                      Officer)

     /s/ S. Patric Plumley           Senior Vice President-Chief     April 30, 1999
____________________________________  Financial Officer and
         S. Patric Plumley            Secretary

      /s/ Paul D. Barnett            Director                        April 30, 1999
____________________________________
          Paul D. Barnett

      /s/ Peter B. Foreman           Director                        April 30, 1999
____________________________________
          Peter B. Foreman

     /s/ Steven M. Friedman          Director                        April 30, 1999
____________________________________
         Steven M. Friedman

      /s/ Alain Oberrotman           Director                        April 30, 1999
____________________________________
          Alain Oberrotman

      /s/ Jerry I. Reitman           Director                        April 30, 1999
____________________________________
          Jerry I. Reitman

     /s/ William J. Snyder           Director                        April 30, 1999
____________________________________
         William J. Snyder

 Exhibit
   No.                                 Description
 -------                               -----------
  3.1--  Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Registration Statement on Form S-1 No. 33-29404 and incorporated herein by reference).
  3.2--  By-laws of the Company (filed as Exhibit 3.2 to the Registration
         Statement on Form S-1 No. 33-29404 and incorporated herein by reference).
  4.1--  Form of Note (filed as Exhibit 4.3 to the Registration Statement Form of Note (filed as Exhibit 4.3 to the Registration Statement on Form S-
         1 No. 33-59454 and incorporated herein by reference).
  4.2--  Form of Indenture, dated as of April 26, 1993, between the Company and
         First Trust National Association, as trustee (filed as Exhibit 4.4 to the Registration Statement on Form S-1 No. 33-59454 and incorporated herein by reference).
 10.1--  Transaction Agreement, dated as of October 9, 1987, between EFC and
         Lucky Stores, Inc. (filed as Exhibit 10.8 to the Registration
         Statement on Form S-1 No. 33-20450 and incorporated herein by reference).
 10.2--  Assignment and Assumption Agreement, dated November 10, 1987, among
         EFC, Lucky Stores, Inc. and Pasquale V. Petitti regarding the Deferred
         Compensation Agreement (filed as Exhibit 10.11 of the Registration
         Statement on Form S-1 No. 33-20450 and incorporated herein by reference).
 10.3--  Trademark License Agreement, dated November 10, 1987, between Lucky
         Stores, Inc. and EFC (filed as Exhibit 10.19 to the Registration
         Statement on Form S-1 No. 33-20450 and incorporated herein by reference).
 10.4--  Letter Agreement, dated June 10, 1988, between the Company's predecessor and Lucky Stores, Inc. amending the Trademark License
         Agreement (filed as Exhibit 10.20 to the Company's Annual Report on
         Form 10-K for the year ended January 28, 1989 (the "1988 10-K") and incorporated herein by reference).
 10.5--  Management Information Services Agreement, dated November 10, 1987, between Lucky Stores, Inc. and the Company's predecessor (filed as
         Exhibit 10.20 to the Registration Statement on Form S-1 No. 33-20450
         and incorporated herein by reference).
 10.6--  Letter Agreement, dated June 10, 1988, between the Company's predecessor and Lucky Stores, Inc. amending the Management Information
         Services Agreement (filed as Exhibit 10.22 to the Company's Annual
         Report on Form 10-K for the year ended January 28, 1989 and incorporated herein by reference).
 10.7--  Non-Competition Agreement, dated November 10, 1987, between the
         Company's predecessor and Lucky Stores, Inc. (filed as Exhibit 10.21 to the Registration Statement on Form S-1 No. 33-20450 and
         incorporated herein by reference).
 10.9--  Letter Agreement, dated April 28, 1988, among American Stores Company, the Company's predecessor and Odyssey Partners (filed as Exhibit 10.29 to the Registration Statement on Form S-1 No. 33-20450 and
         incorporated herein by reference).
 10.1--  Eagle Food Centers, Inc. Stock Incentive Plan, adopted in June 1990
         (filed as Exhibit 19 to the Company's Annual Report on Form 10-K for
         the year ended February 1, 1992 and incorporated herein by reference).
 10.16-- Loan and Security Agreement, dated as of May 22, 1995, among the
         Company, as borrower, and the lender party thereto, Congress Financial
         Corporation (Central) (filed as Exhibit 16 to the Company's Form 10-Q for the quarter ended April 29, 1995 and incorporated herein by reference).
 10.17-- First Amendment to the Loan and Security Agreement dated August 21,
         1995 (filed as Exhibit 17 to the Company's Form 10-Q for the quarter ended July 29, 1995 and incorporated herein by reference).

 Exhibit
   No.                                 Description
 -------                               -----------
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

--------
*  Filed herewith.