Form 10-K/A
period 1999-01-30
EAGLE FOOD CENTERS INC
filed 1999-05-06
CIK 30908

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                               FORM 10-K/A

                               ----------------

  Form 10 K/A is being filed due to errors caused by the financial printer in previously filed copy.

[X]Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934 for the fiscal year ended January 30, 1999 or

[_]Transition report pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the transition period from  to  .

                          Commission File No. 0-17871

                               ----------------
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

                              1 of 44 Pages

                     Exhibit Index appears on page 41

                       FISCAL YEAR ENDED JANUARY 30, 1999

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                     PART I

 Item 1:  Business........................................................    3
 Item 2:  Properties......................................................    8
 Item 3:  Legal Proceedings...............................................    9
 Item 4:  Submission of Matters to a Vote of Security Holders.............    9
 Item 4a: Executive Officers of the Registrant............................    9

                                    PART II

 Item 5:  Market for Registrant's Common Equity and Related Shareholder
          Matters.........................................................   11
 Item 6:  Selected Financial Data.........................................   12
 Item 7:  Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................   13
 Item 7a: Quantitative and Qualitative Disclosure About Market Risk.......   18
 Item 8:  Financial Statements and Supplementary Data.....................   19
 Item 9:  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosures...........................................   39

                                    PART III

 Item 10: Directors and Executive Officers of the Registrant..............   40
 Item 11: Executive Compensation..........................................   40
 Item 12: Security Ownership of Certain Beneficial Owners and Management..   40
 Item 13: Certain Relationships and Related Transactions..................   40

                                    PART IV

 Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K    41

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

Store Development and Expansion

   Eagle Country Markets represent the Company's full line supermarket format which was introduced by management in 1991. Of the 88 Eagle Country Markets, 21 have been opened as new stores and 67 have been remodeled or otherwise converted to the Eagle Country Market format. In the new stores, extra space has been devoted to expanded perishable departments, tying together produce, full-service delicatessen, service bakery, service seafood and meat departments, and, in certain stores, floral, video rental departments, prescription medicine, dry-cleaners, coffee shops and in-store banks. All newly built Eagle Country Markets are designed to encourage shoppers to walk through the higher margin "Power Aisle," which includes extensive perishable offerings. Eagle Country Markets range in size from 16,500 to 67,500 square feet, with the majority of the stores ranging from 30,000 to 67,500 square feet. The pricing strategy in the Eagle Country Markets is to offer overall lower prices than comparable supermarket competition. The Company also operates one BOGO's Food and Deals, which uses a limited assortment format covering approximately 2,000 stock-keeping units of groceries, produce, meat, health and beauty aids, and general merchandise.

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

   Most of the leases for the stores contain renewal options for periods ranging from five to 30 years. The Company is required to pay fixed rent and a percentage (ranging from 1.0% to 1.5%) of its gross sales in excess of stated minimum gross sales amounts under 76 of the leases, which includes 14 closed stores. The Company has subleases on 11 former store locations and has six vacant former store properties with continuing rent obligations of which the Company is attempting to dispose. For additional information on leased premises, see Note H in the notes to the consolidated financial statements included elsewhere in this document.

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

   Mr. Plumley, who was named Senior Vice President--Chief Financial Officer and Secretary on March 1, 1999, served the Company as Vice President--Chief Financial Officer and Secretary from March 30, 1998 and Vice President and Corporate Controller from September 15, 1997 until his promotions. Prior to September 1997, Mr. Plumley served as Senior Vice President of American Stores' Super Saver Division from 1994 to 1997, and Senior Vice President of Lucky Stores, Inc. from 1990 to 1994. Mr. Plumley has 26 years of experience in the supermarket industry.

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

   Capital expenditures totaled $39.7 million in fiscal 1998, $21.6 million in fiscal 1997, and $12.8 million in fiscal 1996, including $19.2 million, $6.1 million and $4.6 million invested in property held for resale in fiscal 1998, 1997 and 1996, respectively.

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

   The Company owned 12 of its 89 stores as of January 30, 1999, two of which were included in "Property held for resale", and leased the remainder. Six stores were sold and leased back providing $31.0 million of proceeds during fiscal 1998, one store was sold and leased back providing $2.8 million of proceeds during fiscal 1997 and one store was sold and leased back providing $3.5 million of proceeds during fiscal 1996.

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

   The Company completed a three-year agreement in May of 1995 with Congress Financial Corporation (Central) for a $40 million Revolving Credit Facility. The Revolving Credit Facility is secured by inventories located at the Company's central distribution facility and stores and is intended to provide for the Company's short term liquidity needs and capital expenditures. This agreement has been extended to April 15, 2000, and the terms provide for availability up to a maximum of $50 million. There were no cash borrowings under the Company's Revolving Credit Facility at January 30, 1999. See Note F to the consolidated financial statements.

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

                            EAGLE FOOD CENTERS, INC.

                       CONSOLIDATED STATEMENTS OF EQUITY

                             (Dollars in thousands)

                                         Common Stock
                          --------------------------------------------
                                                                                           Accumulated
                                           Capital in    Treasury              Retained       Other
                                      Par  Excess of  ----------------         Earnings   Comprehensive  Total
                            Shares   Value Par Value  Shares   Dollars  Other  (Deficit)  Income (Loss) Equity
                          ---------- ----- ---------- -------  -------  -----  ---------  ------------- -------
Balance, February 3,
 1996...................  11,500,000 $115   $53,336   554,906  $(2,471) $(281) $(26,935)      $157      $23,921
Comprehensive income
 (loss):
 Net earnings...........                                                          3,248
 Pension liability
  adjustment (net of
  tax)..................                                                                       (19)
 Change in unrealized
  gain (loss) on
  marketable securities.                                                                      (305)
 Total comprehensive
  income (loss).........                                                                                  2,924
Purchase of treasury
 shares.................                               91,200     (171)                                    (171)
Stock options exercised.                              (12,745)      52              (38)                     14
                          ---------- ----   -------   -------  -------  -----  --------       ----      -------
Balance, February 1,
 1997...................  11,500,000  115    53,336   633,361   (2,590)  (281)  (23,725)      (167)      26,688
Comprehensive income
 (loss):
 Net earnings...........                                                          5,092
 Pension liability
  adjustment (net of
  tax)..................                                                                       111
 Change in unrealized
  gain (loss) on
  marketable securities.                                                                       138
 Total comprehensive
  income (loss).........                                                                                  5,341
Purchase of treasury
 shares.................                               12,953      (49)                                     (49)
Stock options exercised.                              (93,187)     380             (123)                    257
                          ---------- ----   -------   -------  -------  -----  --------       ----      -------
Balance, January 31,
 1998...................  11,500,000  115    53,336   553,127   (2,259)  (281)  (18,756)        82       32,237
Comprehensive income
 (loss):
 Net loss...............                                                         (3,925)
 Pension liability
  adjustment (net of
  tax)..................                                                                      (141)
 Change in unrealized
  gain (loss) on
  marketable securities.                                                                       106
 Total comprehensive
  income (loss).........                                                                                 (3,960)
Purchase of treasury
 shares.................                               50,200     (137)                                    (137)
Forgiveness of officer
 stock sale receivable..                                                  141                               141
Stock options exercised.                              (22,125)      87               18                     105
                          ---------- ----   -------   -------  -------  -----  --------       ----      -------
Balance, January 30,
 1999...................  11,500,000 $115   $53,336   581,202  $(2,309) $(140) $(22,663)      $ 47      $28,386
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

   Long-Lived Assets--The Company accounts for Long-Lived Assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Under SFAS No. 121, if the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized. The impairment is measured based on the estimated fair value of the asset.

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

Note G--Treasury Stock

   The following summarizes the treasury stock activity for the three years in the period ended January 30, 1999:

                                                         Shares  Dollars Average
                                                         ------- ------- -------
                                                         (Dollars in thousands,
                                                              except share
                                                              information)
   Outstanding February 3, 1996......................... 554,906 $2,471   $4.45
   Purchased............................................  91,200    171    1.88
   Issued...............................................  12,745     52    4.08
                                                         ------- ------
   Outstanding February 1, 1997......................... 633,361  2,590    4.09
   Purchased............................................  12,953     49    3.83
   Issued...............................................  93,187    380    4.08
                                                         ------- ------
   Outstanding January 31, 1998......................... 553,127  2,259    4.09
   Purchased............................................  50,200    137    2.73
   Issued...............................................  22,125     87    3.95
                                                         ------- ------
   Outstanding January 30, 1999......................... 581,202 $2,309   $3.97
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
                                              =======     =======     =======

   Future minimum lease payments under operating and capital leases as of January 30, 1999, are as follows:

                                                              Operating Capital
                                                               Leases   Leases
                                                              --------- -------
                                                               (In thousands)
      1999................................................... $ 15,988  $ 4,577
      2000...................................................   15,776    4.577
      2001...................................................   15,027    4,577
      2002...................................................   14,371    4,577
      2003...................................................   13,485    4,498
      Thereafter.............................................  118,668   62,845
                                                              --------  -------
      Total minimum lease payments........................... $193,315   85,651
                                                              ========
      Less amount representing interest......................            46,881
                                                                        -------
      Present value of minimum capital lease payments,
       including $991 classified as current portion of long-
       term debt.............................................           $38,770
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

Note I--Income Taxes

   The following summarizes significant components of the provision for income taxes:

                                                       Year Ended
                                           -----------------------------------
                                           January 30, January 31, February 1,
                                              1999        1998        1997
                                           ----------- ----------- -----------
                                                     (In thousands)
      Income taxes (benefit):
        Federal...........................    $--         $(400)      $--
        State.............................     --           --         --
                                              ----        -----       ----
                                              $--         $(400)      $--
                                              ====        =====       ====
      Income taxes (benefit) consists of
       the following:
        Current
          Federal.........................    $--         $(400)      $--
          State...........................     --           --         --
                                              ----        -----       ----
                                              $--         $(400)      $--
                                              ====        =====       ====
        Deferred:
          Federal.........................    $--         $ --        $--
          State...........................     --           --         --
                                              ----        -----       ----
                                              $--         $ --        $--
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

Note J--Associate Benefit Plans

Retirement Plans

   Substantially all associates of the Company are covered by trusteed, non contributory retirement plans of the Company or by various multi-employer retirement plans under collective bargaining agreements.

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

   The accumulated benefit obligation, changes in projected benefit obligation and plan assets, the funded status and amounts recognized in the Company's consolidated balance sheets for the Milan Plan and Eagle Plan, as of the measurement dates of December 31, 1998 and 1997, are as follows:

                                                       December 31, December 31,
                                                           1998         1997
                                                       ------------ ------------
      Accumulated Benefit Obligation.................    $ 11,520     $  9,785
                                                         ========     ========
      Change in Projected Benefit Obligation
        Balance at January 1.........................    $ 10,679     $  9,730
        Service cost.................................         551          504
        Interest cost................................         776          722
        Actuarial loss...............................         856           84
        Benefits paid................................        (404)        (361)
                                                         --------     --------
          Balance at December 31.....................    $ 12,458     $ 10,679
                                                         ========     ========
      Change in Plan Assets at Fair Value
        Balance at January 1.........................    $  8,756     $  7,738
        Actual return on plan assets.................         757          942
        Company contributions........................         889          437
        Benefits paid................................        (404)        (361)
                                                         --------     --------
          Balance at December 31.....................    $  9,998     $  8,756
                                                         ========     ========
      Reconciliation of Funded Status to Amounts
       Recognized in Financial Statements
        Funded status at December 31.................    $ (2,460)    $ (1,923)
        Unrecognized (gain) loss.....................         621         (141)
        Unrecognized prior service cost..............         239          276
                                                         --------     --------
          Recognized accrued cost....................    $ (1,600)    $ (1,788)
                                                         ========     ========
      Amounts Recognized in the Financial
       Statements at December 31
        Accrued benefit liability....................    $ (2,100)    $ (2,090)
        Intangible asset.............................         211          244
        Accumulated other comprehensive income before
         income tax..................................         289           58
                                                         --------     --------
          Net amount recognized......................    $ (1,600)    $ (1,788)
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

                                  PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                           Page
                                                                           ----
(a) The following documents are filed as a part of this report:

  1. Financial Statements:

    Independent Auditors' Report..........................................  19

    Consolidated Balance Sheets as of January 30, 1999 and January 31,
     1998.................................................................  20

    Consolidated Statements of Operations for the years ended January 30,
     1999, January 31, 1998, and February 1, 1997.........................  21

    Consolidated Statements of Equity for the years ended January 30,
     1999, January 31, 1998, and February 1, 1997.........................  22

    Consolidated Statements of Cash Flows for the years ended January 30,
     1999, January 31, 1998, and February 1, 1997.........................  23

    Notes to the Consolidated Financial Statements........................  24

  2. Financial Statement Schedules:

    All schedules are omitted because they are not applicable or not required, or because the information required therein is included in the consolidated financial statements or the notes thereto.

  3. Exhibits--see Exhibit Index on page 43.

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

     /s/ S. Patric Plumley           Senior Vice President-Chief     April 30, 1999
____________________________________  Financial Officer and
         S. Patric Plumley            Secretary (Principal
                                      Financial and Accounting
                                      Officer)

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