Form 10-Q
period 1999-05-01
EAGLE FOOD CENTERS INC
filed 1999-06-14
CIK 30908

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MAY 1, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________

                         Commission File Number 0-17871

                            EAGLE FOOD CENTERS, INC.
                            ------------------------
             (Exact name of registrant as specified in the charter)

           DELAWARE                                      36-3548019
           --------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

RT. 67 & KNOXVILLE RD., MILAN, ILLINOIS                     61264
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (309) 787-7700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of the Registrant's Common Stock, par value one cent ($0.01) per share, outstanding at June 9, 1999 was 10,938,548.


                               Page 1 of 10 pages

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                            EAGLE FOOD CENTERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                            QUARTER ENDED

                                                     MAY 1, 1999     MAY 2, 1998
                                                    ------------    ------------
Sales ...........................................   $    230,744    $    231,568
Cost of goods sold ..............................        171,362         173,844
                                                    ------------    ------------
     Gross margin ...............................         59,382          57,724
Operating expenses:
     Selling, general and administrative ........         51,271          50,301
     Store closing and asset revaluation ........          1,664            --
     Depreciation and amortization ..............          4,804           4,377
                                                    ------------    ------------
       Operating income .........................          1,643           3,046
Interest expense ................................          3,171           2,922
                                                    ------------    ------------
Earnings (loss) before income taxes .............         (1,528)            124
Income taxes ....................................           --              --
                                                    ------------    ------------
Net earnings (loss) .............................   $     (1,528)   $        124
                                                    ============    ============

Earnings (loss) per share:
     Basic ......................................   $      (0.14)   $       0.01
                                                    ============    ============
     Diluted ....................................   $      (0.14)   $       0.01
                                                    ============    ============
Weighted average shares and potential common
  shares outstanding ............................     10,926,000      11,205,000

                 See notes to consolidated financial statements.

                            EAGLE FOOD CENTERS, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS
                                                                                        MAY 1,     JANUARY 30,
                                                                                         1999         1999
                                                                                       ---------    ---------
Current Assets:
      Cash and cash equivalents                                                        $   6,755    $  11,775
      Restricted assets - marketable securities, at fair value                             8,751        9,846
      Accounts receivable, net of allowance for doubtful accounts of $1.0 million in
        fiscal 1999 and $1.2 million in fiscal 1998                                       11,922       16,537
      Income tax receivable                                                                  926          926
      Inventories                                                                         69,259       74,069
      Prepaid expenses                                                                     1,518        1,392
                                                                                       ---------    ---------
          Total current assets                                                            99,131      114,545

Property and equipment (net)                                                             136,362      132,364
Other assets:
      Deferred debt issuance costs                                                           465          585
      Excess of cost over fair value of net assets acquired                                2,305        2,325
      Property held for resale                                                            16,719       20,025
      Other                                                                               11,945       13,471
                                                                                       ---------    ---------
          Total other assets                                                              31,434       36,406
                                                                                       ---------    ---------
               Total assets                                                            $ 266,927    $ 283,315
                                                                                       =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                                 $  31,886    $  47,434
      Payroll and associate benefits                                                      14,760       14,318
      Accrued liabilities                                                                 19,712       25,353
      Reserve for closed stores                                                            1,302        1,302
      Accrued taxes                                                                        7,799        7,795
      Bank revolving credit facility                                                        --           --
      Current portion of long-term debt                                                    1,102          991
                                                                                       ---------    ---------
          Total current liabilities                                                       76,561       97,193
Long-term debt:
      Senior Notes                                                                       100,000      100,000
      Capital lease obligations                                                           43,347       37,779
                                                                                       ---------    ---------
          Total long-term debt                                                           143,347      137,779
Other liabilities:
      Reserve for closed stores                                                            9,910        9,434
      Other deferred liabilities                                                          10,226       10,523
                                                                                       ---------    ---------
          Total other liabilities                                                         20,136       19,957
Shareholders' equity:
      Preferred stock, $.01 par value, 100,000 shares
        authorized                                                                          --           --
      Common stock, $.01 par value, 18,000,000 shares
        authorized, 11,500,000 shares issued                                                 115          115
      Capital in excess of par value                                                      53,336       53,336
      Common stock in treasury, at cost, 561,452 shares
        and 581,202 shares                                                                (2,230)      (2,309)
      Accumulated other comprehensive income                                                  45           47
      Other                                                                                 (140)        (140)
      Retained earnings (deficit)                                                        (24,243)     (22,663)
                                                                                       ---------    ---------
          Total shareholders' equity                                                      26,883       28,386
                                                                                       ---------    ---------
               Total liabilities and shareholders' equity                              $ 266,927    $ 283,315
                                                                                       =========    =========

                 See notes to consolidated financial statements.

                            EAGLE FOOD CENTERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                              MAY 1,      MAY 2,
                                                                               1999        1998
                                                                             --------    --------
Cash flows from operating activities:
      Net earnings                                                           $ (1,528)   $    124
Adjustments to reconcile net earnings to net cash flows
from operating activities:
      Depreciation and amortization                                             4,804       4,377
      Store closing and asset revaluation                                       1,664        --
      LIFO charge                                                                 250         250
      Deferred charges and credits                                                315         482
      (Gain) loss on disposal of assets                                            55      (1,111)
Change in assets and liabilities:
      Receivables and other assets                                              5,131      (2,830)
      Inventories                                                               4,560      10,053
      Accounts payable                                                        (15,548)        384
      Accrued and other liabilities                                            (5,715)     (6,748)
      Reserve for closed stores                                                  (425)       (241)
                                                                             --------    --------
          Net cash (used) provided by operating activities                     (6,437)      4,740
Cash flows from investing activities:
      Additions to property and equipment                                      (2,885)     (1,950)
      Additions to property held for resale                                    (2,255)     (1,486)
      Maturities of marketable securities                                       1,092           5
      Cash proceeds from dispositions of property and equipment                    34         159
      Cash proceeds from dispositions of property held for resale               5,696      10,753
                                                                             --------    --------
          Net cash provided by investing activities                             1,682       7,481
Cash flows from financing activities:
      Net bank revolving credit                                                  --        (7,181)
      Deferred financing costs                                                   --           (50)
      Principal payments on capital lease obligations                            (265)       (126)
                                                                             --------    --------
          Net cash used by financing activities                                  (265)     (7,357)
                                                                             --------    --------
      Increase (decrease) in cash and cash equivalents                         (5,020)      4,864
      Cash and cash equivalents at beginning of period                         11,775       5,113
                                                                             --------    --------

      Cash and cash equivalents at end of period                             $  6,755    $  9,977
                                                                             ========    ========

      Supplemental disclosures of cash flow information
          Cash paid for interest                                             $  5,254       4,834
          Cash paid for income taxes                                         $   --            50

      Noncash investing and financing activities:
          Unrealized (loss) gain on marketable securities                    $     (3)         20
          Additions to property and equipment and capital
            lease liability in connection with sale/leaseback transactions   $  5,696      10,744
          Accounts receivable for the sale of company assets                 $   --         1,557

                 See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with the summary of significant accounting policies set forth in the notes to the audited financial statements contained in the Company's Form 10-K/A filed with the Securities and Exchange Commission on May 6, 1999.

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results of operations and financial position for the interim periods presented. Operating results for the thirteen weeks ended May 1, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2000.

RESERVE FOR CLOSED STORES

During the first quarter of fiscal 1999, the Company added one store to the reserve and recorded $1.7 million for estimated future store closing costs. This charge included $900,000 for future lease costs and $800,000 of asset revaluations.

COMPREHENSIVE INCOME

In the fourth quarter of fiscal 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income includes all changes in the Company's equity during the period, except transactions with stockholders of the Company. Comprehensive income consisted of the following (in thousands of dollars):

                                                           Quarter Ended
                                                    May 1, 1999    May 2, 1998
Net income (loss)                                     $(1,528)       $   124
Other comprehensive income (loss):
  Unrealized (loss) gain on marketable
    securities                                             (3)            20
                                                      -------        -------

Comprehensive income (loss)                           $(1,531)       $   144
                                                      =======        =======

LITIGATION

The Company recently reached a settlement in a lawsuit alleging discrimination in employment which was filed against the Company in 1994 in the United States District Court for the Central District of Illinois by two current and one former associates individually and as representative of a class of all individuals who are similarly situated. The settlement did not have a material impact on financial results in the first quarter of 1999 since adequate settlement costs were previously recorded. The Company denied all substantive allegations of the Plaintiffs and of the class. The Company is subject to various other unresolved legal actions which arise in the normal course of its business. It is not possible to predict with certainty the outcome of these unresolved legal actions or the range of the possible loss.

EARNINGS PER SHARE

Earnings per share ("EPS") are computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic EPS is computed by dividing consolidated net earnings (loss) by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing consolidated net earnings (loss) by the sum of the weighted average number of common shares outstanding and the weighted average number of potential common shares outstanding. Potential common shares consist solely of outstanding options under the Company's stock option plans. All outstanding options were excluded from the earnings (loss) per share calculation for the first quarter of fiscal 1999 because they were anti-dilutive. The computation of basic and diluted EPS is as follows:

(In thousands, except per share amounts)                     Quarter Ended
                                                       MAY 1, 1999   MAY 2, 1998
                                                       -----------   -----------
Net Earnings (Loss):                                   $   (1,528)     $   124
                                                       ==========      =======

Weighted average common shares outstanding                 10,926       10,948
                                                       ==========      =======
Basic earnings (loss) per share                        $    (0.14)     $  0.01
                                                       ==========      =======

Weighted average common shares outstanding                 10,926       10,948
Effect of dilutive securities - stock options                --            257
                                                       ----------      -------
Shares applicable to diluted earnings                      10,926       11,205
                                                       ==========      =======
Diluted earnings (loss) per share                      $    (0.14)     $  0.01
                                                       ==========      =======

SUBSEQUENT EVENTS

One store held for resale was sold for $7.1 million and leased back subsequent to the first quarter of fiscal 1999. In addition, the Company opened one new store and closed one store subsequent to the first quarter of fiscal 1999.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the Company's first fiscal quarter ended May 1, 1999 were $230.7 million, a decrease of $824,000 or 0.4% from the first quarter of fiscal 1998. Same store sales for the quarter decreased 2.4%. There were 90 stores operating during the first quarter of both 1999 and 1998. The decline in total and same store sales was due to competitive store growth during the past year.

The gross margin rate was 25.7% of sales for the quarter ended May 1, 1999 compared to 24.9% in the comparable quarter of 1998. The increase in the gross margin rate is primarily related to the benefits of new systems and better purchasing and marketing practices during the quarter.

Selling, general and administrative expense for the first quarter of 1999 was $51.3 million or 22.2% of sales compared to $50.3 million or 21.7% of sales in the same quarter of 1998. The increase in dollars is primarily due to a gain of $1.0 million on the sale of the Company's bakery in the first quarter of 1998.

The Company recorded a store closing and asset revaluation charge of $1.7 million during the first quarter of 1999 to reflect the estimated future lease costs and asset revaluations relating to one store added to the reserve during the first quarter. Depreciation and amortization expense increased to $4.8 million or 2.1% of sales in the first quarter of 1999 compared to $4.4 million or 1.9% of sales in the prior year, primarily due to increased depreciation relating to the Company's capital spending program. Interest expense increased to $3.2 million or 1.4% of sales in the first quarter of 1999 compared to $3.0 million or 1.3% of sales in the prior year due to increased interest on capital lease obligations.

The loss for the first quarter of fiscal 1999 was $1.5 million or $0.14 per share on a diluted basis compared to earnings of $124,000 or $0.01 per share in the same quarter of fiscal 1998. There was no tax provision in the first quarter of fiscal 1998 as tax loss carryforwards were utilized.

LIQUIDITY AND CAPITAL RESOURCES

Cash used by operating activities was $6.4 million for the quarter ended May 1, 1999 compared to cash provided of $4.7 million in the comparable quarter of 1998. Earnings and non-cash charges generated $5.6 million of cash and working capital changes used $12.0 million, primarily due to a decrease in accounts payable. The Company believes that operating cash flows and other sources of liquidity, including borrowings under its Bank Revolving Credit Facility, will be adequate to meet the Company's anticipated requirements for working capital, capital expenditures and interest payments for the foreseeable future. There can be no assurance, however, that the Company's business will continue to generate operating cash flows at or above current flows.

Additions to property and equipment for the first quarter of 1999 were $5.1 million compared to $3.4 million in the first quarter of 1998. One store held for resale was sold for $5.7 million and leased back during the quarter. One new store opened in the first quarter of fiscal 1999, and there were no store closings during the quarter.

Working capital at May 1, 1999 was $22.6 million and the current ratio was 1.29 to 1 compared to $17.4 million and 1.18 to 1 at January 30, 1999.

At May 1, 1999 the Company had no borrowing against the Revolving Credit Facility and no letters of credit outstanding.

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

The Company is requesting each of its hardware and software vendors for both the new systems that it has installed or expects to install, as well as any systems which it does not expect to replace, to certify that their systems are Year 2000 compliant. During the first quarter of fiscal 1999, the Company requested certification, and is tracking responses, from companies it has a significant business relationship with that their systems are Year 2000 compliant. In addition, the Company is evaluating Year 2000 issues related to Non-IT systems. The evaluation consists of developing an inventory of all such systems, testing and taking corrective action on all detected deficiencies.

The Company believes that its efforts will result in Year 2000 compliance. However, if the Company's new computer systems fail with respect to the Year 2000 issue, or if any applications or embedded chips critical to the Company's operational processes are overlooked, there could be a material adverse impact on the business operations or financial performance of the Company. The Company cannot guarantee that hardware and software vendors on whom it has relied will honor their obligations with respect to Year 2000 compliance, or that other companies it has a business relationship with will achieve Year 2000 compliance. Additionally, there can be no assurance that the systems of other companies on which the Company's systems rely will be converted timely, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the business operations or financial performance of the Company. Management believes that, should the Company or any third party with whom the Company has a significant business relationship have a Year 2000 related systems failure, the most significant impact would likely be the inability to conduct operations due to a power failure, to deliver inventory in a timely fashion, to receive certain products from vendors, process payments or to process electronically customer sales at the store level.

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

The Company has expended approximately $17.0 million since June 1996 to upgrade or replace the majority of systems and convert them to client/server technology, and expects to incur an additional $3.0 million, for a total of $20.0 million, to complete the remaining systems. In addition, the Company has entered into operating leases for equipment with a fair market value of $2.0 million and has purchased equipment for $3.2 million, and expects to purchase or lease additional equipment with a fair market value of $1.8 million, for a total of $7.0 million. This includes both Year 2000 upgrades or replacements and the replacement of systems that are inefficient and in need of replacement regardless of their Year 2000 readiness. The Company expects to finalize the upgrade or replacement of all IT Systems, correct any detected deficiencies in Non-IT Systems and achieve Year 2000 compliance by September 1999.

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

                          PART II : OTHER INFORMATION:

ITEM 1 : LEGAL PROCEEDINGS       Not Applicable


ITEM 2 : CHANGE IN SECURITIES AND USE OF PROCEEDS     Not Applicable


ITEM 3 : DEFAULTS UPON SENIOR SECURITIES    Not Applicable


ITEM 4 : SUBMITTED MATTERS TO A VOTE OF SECURITY HOLDERS    Not Applicable


ITEM 5 : OTHER    Not Applicable


ITEM 6 : EXHIBITS AND REPORTS ON FORM 8K
         Exhibit 27 : Financial Data Schedule  (see page 11)

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                              EAGLE FOOD CENTERS, INC.


Dated: June 14, 1999          /s/ ROBERT J. KELLY
                              --------------------------------------------------
                              Robert J. Kelly
                              Chairman, Chief Executive Officer and President


Dated: June 14, 1999          /s/ S. PATRIC PLUMLEY
                              --------------------------------------------------
                              S. Patric Plumley
                              Senior Vice President -Chief Financial Officer and
                              Secretary