Form 10-Q
period 1999-07-31
EAGLE FOOD CENTERS INC
filed 1999-09-14
CIK 30908

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



      X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     ---    EXCHANGE ACT OF 1934

For the quarterly period ended      July 31, 1999
                               ----------------------
                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    ---     EXCHANGE ACT OF 1934

For the transition period from
                               ----------------------

                         Commission File Number 0-17871
                                               ---------

                            EAGLE FOOD CENTERS, INC.
                            ------------------------
             (Exact name of registrant as specified in the charter)


         Delaware                                       36-3548019
         --------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

Rt. 67 & Knoxville Rd., Milan, Illinois                61264
-------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (309) 787-7700
                                                     ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

The number of shares of the Registrant's Common Stock, par value one cent ($0.01) per share, outstanding at September 9, 1999 was 10,939,048.





                               Page 1 of 11 pages

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                            EAGLE FOOD CENTERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                     QUARTER ENDED                 TWO QUARTERS ENDED
                                               JULY 31,          AUGUST 1,       JULY 31,          AUGUST 1,
                                                 1999             1998             1999             1998
                                             ------------     ------------     ------------      ------------
Sales ..................................     $    234,434     $    234,530     $    465,178      $    466,098
Cost of goods sold .....................          173,501          174,860          344,863           348,704
                                             ------------     ------------     ------------      ------------
     Gross margin ......................           60,933           59,670          120,315           117,394
Operating expenses:
     Selling, general and administrative           51,612           51,746          102,883           102,047
     Store closing and asset revaluation               --               --            1,664                --
     Depreciation and amortization .....            5,083            4,360            9,887             8,737
                                             ------------     ------------     ------------      ------------
       Operating income ................            4,238            3,564            5,881             6,610
Interest expense .......................            3,554            2,650            6,725             5,572
                                             ------------     ------------     ------------      ------------
Earnings (loss) before income taxes ....              684              914             (844)            1,038
Income taxes ...........................               --               --               --                --
                                             ------------     ------------     ------------      ------------
Net earnings (loss) ....................     $        684     $        914     $       (844)     $      1,038
                                             ------------     ------------     ------------      ------------
                                             ------------     ------------     ------------      ------------
Earnings (loss) per share:
     Basic .............................     $       0.06     $       0.08     $      (0.08)     $       0.09
                                             ------------     ------------     ------------      ------------
                                             ------------     ------------     ------------      ------------
     Diluted ...........................     $       0.06     $       0.08     $      (0.08)     $       0.09
                                             ------------     ------------     ------------      ------------
                                             ------------     ------------     ------------      ------------
Weighted average shares and potential
  common shares outstanding ............       10,998,000       11,153,000       10,933,000        11,174,000




                 See notes to consolidated financial statements.

                            EAGLE FOOD CENTERS, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS

                                                                                    JULY 31,     JANUARY 30,
                                                                                      1999         1999
                                                                                   ---------      ---------
Current Assets:
         Cash and cash equivalents                                                 $  13,801      $  11,775
         Restricted assets - marketable securities, at fair value                      7,467          9,846
         Accounts receivable, net of allowance for doubtful accounts
           of $1.0 million in fiscal 1999 and $1.2 million in fiscal 1998             13,705         16,537
         Income tax receivable                                                           926            926
         Inventories                                                                  68,344         74,069
         Prepaid expenses                                                              1,299          1,392
                                                                                   ---------      ---------
                Total current assets                                                 105,542        114,545

Property and equipment (net)                                                         150,136        132,364
Other assets:
         Deferred debt issuance costs                                                    376            585
         Excess of cost over fair value of net assets acquired                         2,285          2,325
         Property held for resale                                                      9,512         20,025
         Other                                                                        14,900         13,471
                                                                                   ---------      ---------
                Total other assets                                                    27,073         36,406
                                                                                   ---------      ---------
                       Total assets                                                $ 282,751      $ 283,315
                                                                                   ---------      ---------
                                                                                   ---------      ---------

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                                          $  34,308      $  47,434
         Payroll and associate benefits                                               14,655         14,318
         Accrued liabilities                                                          19,867         25,353
         Reserve for closed stores                                                     1,302          1,302
         Accrued taxes                                                                 6,641          7,795
         Bank revolving credit facility                                                   --             --
         Current portion of long-term debt                                           101,218            991
                                                                                   ---------      ---------
                Total current liabilities                                            177,991         97,193
Long-term debt:
         Senior Notes                                                                     --        100,000
         Capital lease obligations                                                    55,809         37,779
                                                                                   ---------      ---------
                Total long-term debt                                                  55,809        137,779
Other liabilities:
         Reserve for closed stores                                                     9,686          9,434
         Other deferred liabilities                                                   11,729         10,523
                                                                                   ---------      ---------
                Total other liabilities                                               21,415         19,957
Shareholders' equity:
         Preferred stock, $.01 par value, 100,000 shares
           authorized                                                                     --             --
         Common stock, $.01 par value, 18,000,000 shares
           authorized, 11,500,000 shares issued                                          115            115
         Capital in excess of par value                                               53,336         53,336
         Common stock in treasury, at cost, 560,952 shares
           and 581,202 shares                                                         (2,228)        (2,309)
         Accumulated other comprehensive income                                           14             47
         Other                                                                          (140)          (140)
         Retained earnings (deficit)                                                 (23,561)       (22,663)
                                                                                   ---------      ---------
                Total shareholders' equity                                            27,536         28,386
                                                                                   ---------      ---------
                       Total liabilities and shareholders' equity                  $ 282,751      $ 283,315
                                                                                   ---------      ---------
                                                                                   ---------      ---------

                 See notes to consolidated financial statements.

                            EAGLE FOOD CENTERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     JULY 31,      AUGUST 1,
                                                                                       1999          1998
                                                                                     --------      --------
Cash flows from operating activities:
        Net earnings (loss)                                                          $   (844)     $  1,038
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
        Depreciation and amortization                                                   9,887         8,737
        Store closing and asset revaluation                                             1,664            --
        LIFO charge                                                                       500           500
        Deferred charges and credits                                                      360         1,207
        Loss (gain) on disposal of assets                                                  72        (1,111)
Change in assets and liabilities:
        Receivables and other assets                                                     (180)       (3,613)
        Inventories                                                                     5,225        14,441
        Accounts payable                                                              (13,126)        1,935
        Accrued and other liabilities                                                  (5,635)       (3,943)
        Reserve for closed stores                                                        (649)       (1,395)
                                                                                     --------      --------
                Net cash flows from operating activities                               (2,726)       17,796
Cash flows from investing activities:
        Additions to property and equipment                                            (8,545)       (6,891)
        Additions to property held for resale                                          (7,068)       (8,413)
        Maturities(purchases) of marketable securities, net                             2,346          (378)
        Cash proceeds from sale/leasebacks or dispositions of property and
                equipment                                                                  42        14,245
        Cash proceeds from sale/leasebacks or dispositions of property held
                for resale                                                             18,536        13,416
                                                                                     --------      --------
                Net cash flows from investing activities                                5,311        11,979
Cash flows from financing activities:
        Net revolving credit repayment                                                     --        (7,208)
        Deferred financing costs                                                          (32)          (50)
        Principal payments on capital lease obligations                                  (527)         (428)
                                                                                     --------      --------
                Net cash flows from financing activities                                 (559)       (7,686)
                                                                                     --------      --------
        Increase in cash and cash equivalents                                           2,026        22,089
        Cash and cash equivalents at beginning of period                               11,775         5,113
                                                                                     --------      --------

        Cash and cash equivalents at end of period                                   $ 13,801      $ 27,202
                                                                                     --------      --------
                                                                                     --------      --------
        Supplemental disclosures of cash flow information:
                Cash paid for interest                                               $  6,459      $  5,396
                Cash paid for income taxes                                           $     23      $     85

        Noncash investing and financing activities:
                Unrealized loss on marketable securities                             $    (33)     $    (15)
                Additions to property and equipment and capital
                  lease liability in connection with sale/leaseback transactions     $ 18,536      $ 23,544



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

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results of operations and financial position for the interim periods presented. Operating results for the thirteen weeks ended July 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2000.

RESERVE FOR CLOSED STORES
During the second quarter of fiscal 1999, the Company added two stores to the reserve. No charge was taken as all costs have been covered by favorable lease terminations. During the first quarter of fiscal 1999, the Company added one store to the reserve and recorded $1.7 million for estimated future store closing costs. This charge included $900,000 for future lease costs and $800,000 of asset revaluations.

COMPREHENSIVE INCOME
Comprehensive income includes all changes in the Company's equity during the period, except transactions with stockholders of the Company. Comprehensive income consisted of the following (in thousands of dollars):


                                         Quarter Ended             Two Quarters Ended
                                       July 31,    August 1,     July 31,     August 1,
                                        1999         1998         1999          1998
                                       -------      -------      -------      -------
Net earnings (loss)                    $   684      $   914      $  (844)     $ 1,038
Other comprehensive income (loss):
  Unrealized loss on marketable
    securities                             (31)         (35)         (33)         (15)
                                       -------      -------      -------      -------

Comprehensive income (loss)            $   653      $   879      $  (877)     $ 1,023
                                       -------      -------      -------      -------
                                       -------      -------      -------      -------




LITIGATION
As reported in the Company's Form 10-Q for the first quarter of fiscal 1999, the Company reached a settlement on May 21, 1999 of a lawsuit alleging discrimination in employment which was filed against the Company in 1994 in the United States District Court for the Central District of Illinois by two current and one former associates individually and as representative of a class of all individuals who are similarly situated. The settlement did not have a material impact on financial results in the first quarter of 1999 since adequate settlement costs were previously recorded. The Company denied all substantive allegations of the Plaintiffs and of the class. The Company is subject to various other unresolved legal actions which arise in the normal course of its business. It is not possible to predict with certainty the outcome of these unresolved legal actions or the range of the possible loss.


EARNINGS (LOSS) PER SHARE
Earnings (loss) per share ("EPS") are computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic EPS is computed by dividing consolidated net earnings (loss) by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing consolidated net earnings (loss) by the sum of the weighted average number of common shares outstanding and the weighted average number of potential common shares outstanding. Potential common shares consist solely of outstanding options under the Company's stock option plans. All outstanding options were excluded from the earnings (loss) per share calculation for the two quarters ended July 31, 1999 because they were anti-dilutive. The computation of basic and diluted EPS is as follows:



(In thousands, except per share amounts)

                                                QUARTER ENDED               TWO QUARTERS ENDED
                                      JULY 31, 1999    AUGUST 1, 1998   JULY 31, 1999     AUGUST 1, 1998
                                      -------------    --------------   -------------     --------------

Net earnings (loss)                      $   684          $   914          $  (844)          $ 1,038
                                         -------          -------          -------           -------
                                         -------          -------          -------           -------

Weighted average common
    shares outstanding                    10,939           10,954           10,933            10,951
                                         -------          -------          -------           -------
                                         -------          -------          -------           -------

Basic EPS                                $  0.06          $  0.08          $ (0.08)          $  0.09
                                         -------          -------          -------           -------
                                         -------          -------          -------           -------

Weighted average common
    shares outstanding                    10,939           10,954           10,933            10,951
Effect of dilutive securities -
   stock options                              59              199               --               223
                                         -------          -------          -------           -------
Shares applicable to diluted
   earnings (loss)                        10,998           11,153           10,933            11,174
                                         -------          -------          -------           -------
                                         -------          -------          -------           -------

Diluted EPS                              $  0.06          $  0.08          $ (0.08)          $  0.09
                                         -------          -------          -------           -------
                                         -------          -------          -------           -------



SUBSEQUENT EVENTS
The Company closed two stores subsequent to the second quarter of fiscal 1999. This will not result in a third quarter charge to earnings since the store closing expenses were previously reserved.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Sales for the Company's second fiscal quarter ended July 31, 1999 were $234.4 million, a decrease of $96,000 or 0.04% from the second quarter of fiscal 1998. Same store sales for the quarter decreased 3.0%. There were 90 stores operating at the end of the second quarter of 1999 compared to 89 stores at the same point in the prior year. For the two quarters ended July 31, 1999, sales were $465.2 million, a decrease of $920,000, or 0.2% compared to the same period in fiscal 1998. Same store sales for the two quarters declined 2.7%. The decline in total and same store sales was due to increases in competitive store activity during the past year.

The gross margin rate was 26.0% of sales for the quarter ended July 31, 1999 compared to 25.4% in the comparable quarter of 1998. For the two quarters ended July 31, 1999, the gross margin rate was 25.9% compared to 25.2% for the same period a year ago. The increase in the gross margin rate is primarily related to the benefits of new systems and better purchasing and marketing practices during the quarter and two quarters ended July 31, 1999.

Selling, general and administrative expenses for the second quarter of 1999 were $51.6 million, or 22.0% of sales, compared to $51.7 million, or 22.0% of sales, in the comparable quarter of 1998. For the two quarters ended July 31, 1999, selling, general and administrative expenses were $102.9 million, or 22.1% of sales, versus $102.0 million, or 21.9% of sales, for the same period in 1998. This increase for the two quarters ended July 31, 1999 is due primarily to a gain of $1.0 million on the sale of the bakery operations in the first quarter of 1998.

The Company recorded a store closing and asset revaluation charge of $1.7 million during the first quarter of fiscal 1999 to reflect the estimated future lease costs and asset revaluations relating to one store added to the reserve during the first quarter.

Depreciation and amortization expense increased to $5.1 million, or 2.2% of sales, for the quarter ended July 31, 1999 compared to $4.4 million, or 1.9% of sales, in the prior year. For the two quarters ended July 31, 1999, depreciation and amortization expenses increased to $9.9 million, or 2.1% of sales, compared to $8.7 million, or 1.9% of sales, for the same period in 1998. The increases are primarily due to increased depreciation relating to the Company's capital spending program.

Net interest expense in the quarter ended July 31, 1999 increased to $3.6 million, or 1.5% of sales, compared to $2.7 million or 1.1% of sales in the comparable quarter of 1998. For the two quarters ended July 31, 1999 interest expense increased to $6.7 million, or 1.4% of sales, compared to $5.6 million, or 1.2% of sales in the prior year. The increases are due to increased interest expense on capital lease obligations in fiscal 1999.

Net earnings for the second quarter of fiscal 1999 were $684,000 or $0.06 per share on a diluted basis compared to $914,000 or $0.08 per share for the same quarter of fiscal 1998. For the two quarters ended July 31, 1999 the net loss was $844,000 or $0.08 per share on a diluted basis compared to earnings of $1.0 million or $0.09 per share for the comparable period of fiscal 1998. There was no tax provision in either year as tax loss carryforwards were utilized.

LIQUIDITY AND CAPITAL RESOURCES
Cash used by operating activities was $2.7 million for the two quarters ended July 31, 1999 compared to cash provided of $17.8 million for the comparable two quarters of 1998. Net loss and non-cash charges generated $11.6 million of cash and working capital changes used $14.3 million, primarily due to a decrease in accounts payable and accrued liabilities, offset partially by a decrease in inventory levels. The Company believes that operating cash flows and other sources of liquidity, including borrowings under its Bank Revolving Credit Facility, will be adequate to meet the Company's anticipated requirements for working capital, capital expenditures and interest payments for the foreseeable future. There can be no assurance, however, that the Company's business will continue to generate operating cash flows at or above current flows.

Capital expenditures, including property held for resale, were $10.5 million for the quarter and $15.6 million for the two quarters ended July 31, 1999. Three stores held for resale were sold and leased back providing $18.5 million of proceeds during the two quarters ended July 31, 1999. Two new stores opened and there was one store closing during the first half of fiscal 1999.

Working capital at July 31, 1999 was a negative $72.4 million and the current ratio was 0.59 to 1 compared to $17.4 million and 1.18 to 1 at January 30, 1999. The negative working capital is due to the Company reclassifying its $100 million in Senior Notes, due April 15, 2000, from Long-Term Debt to Current Liabilities at July 31, 1999. The notes were classified as Long-Term Debt in the Company's Form 10-Q for the first quarter ended May 1, 1999 which was filed on June 14, 1999. The working capital at May 1, 1999 would have been negative $77.4 million and the current ratio 0.56 to 1 had the $100 million in Senior Notes been reclassified to Current Liabilities. The Company has engaged an investment banking firm to assist in the replacement of the Senior Notes.

At July 31, 1999 the Company had no borrowing against the Bank Revolving Credit Facility and no letters of credit outstanding.

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

The Company has expended approximately $17.8 million since June 1996 to upgrade or replace the majority of systems and convert them to client/server technology, and expects to incur an additional $2.2 million, for a total of $20.0 million, to complete the remaining systems. In addition, the Company has entered into operating leases for equipment with a fair market value of $2.0 million and has purchased equipment for $3.2 million, and expects to purchase or lease additional equipment with a fair market value of $1.8 million, for a total of $7.0 million. This includes both Year 2000 upgrades or replacements and the replacement of systems that are inefficient and in need of replacement regardless of their Year 2000 readiness. The Company expects to finalize the upgrade or replacement of all IT Systems, correct any detected deficiencies in Non-IT Systems and achieve Year 2000 compliance by November 1999.

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

                          PART II : OTHER INFORMATION:

ITEM 1 : LEGAL PROCEEDINGS       Not Applicable

ITEM 2 : CHANGE IN SECURITIES AND USE OF PROCEEDS     Not Applicable

ITEM 3 : DEFAULTS UPON SENIOR SECURITIES    Not Applicable

ITEM 4 : SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 1999 Annual Meeting of Shareholders on June 16, 1999, the shareholders elected the following persons to its Board of Directors for a one year term:

        Paul D. Barnett
        Peter B. Foreman
        Steven M. Friedman
        Robert J. Kelly
        Alain M. Oberrotman
        Jerry I. Reitman
        William J. Snyder

In the matter of the election of directors, voting was as follows:

                                     For                  Withheld            Abstained
                                     ---                  --------            ---------
Paul D. Barnett                   10,546,149              38,602              353,797
Peter B. Foreman                  10,547,221              37,530              353,797
Steven M. Friedman                10,548,221              36,530              353,797
Robert J. Kelly                   10,540,308              44,443              353,797
Alain M. Oberrotman               10,548,821              35,930              353,797
Jerry I. Reitman                  10,546,821              37,930              353,797
William J. Snyder                 10,548,712              36,039              353,797

In the matter of ratification of the appointment of Deloitte & Touche, LLP as independent auditors, 10,560,544 votes were cast in favor of approval, 14,389 votes were cast against, and holders of 363,615 votes abstained.

All votes were in the majority, and thus the directors were declared elected and the appointment of auditor proposal declared approved.

ITEM 5 : OTHER    Not Applicable

ITEM 6 : EXHIBITS AND REPORTS ON FORM 8K
         Exhibit 27 : Financial Data Schedule  (see page 12)

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                              EAGLE FOOD CENTERS, INC.



     Dated:  September 14, 1999                /s/   Robert J. Kelly
                                               ---------------------------------
                                               Robert J. Kelly
                                               Chairman, Chief Executive Officer
                                               and President



     Dated:  September 14, 1999                /s/   S. Patric Plumley
                                               -----------------------------
                                               S. Patric Plumley
                                               Senior Vice President -Chief
                                               Financial Officer and Secretary