Form 10-Q
period 1999-10-30
EAGLE FOOD CENTERS INC
filed 1999-12-14
CIK 30908

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    OCTOBER 30, 1999
                              -----------------------
                                       OR
 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
                               ---------------------------------

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
The number of shares of the Registrant's Common Stock, par value one cent ($0.01) per share, outstanding at December 9, 1999 was 10,939,048.





                               Page 1 of 11 pages

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                            EAGLE FOOD CENTERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)






                                                       QUARTER ENDED                  THREE QUARTERS ENDED
                                                OCTOBER 30,     OCTOBER 31,      OCTOBER 30,        OCTOBER 31,
                                                   1999            1998            1999                1998
                                                -----------     -----------      -----------        -----------

Sales ..................................     $    226,554      $    226,515     $    691,732      $    692,613
Cost of goods sold .....................          167,863           168,465          512,726           517,169
                                             ------------      ------------     ------------      ------------
     Gross margin ......................           58,691            58,050          179,006           175,444
Operating expenses:
     Selling, general and administrative           50,849            50,147          153,732           152,177
     Store closing and asset revaluation             --                --              1,664              --
     Depreciation and amortization .....            5,186             4,581           15,073            13,335
                                             ------------      ------------     ------------      ------------
       Operating income ................            2,656             3,322            8,537             9,932
Interest expense .......................            3,335             2,935           10,060             8,507
                                             ------------      ------------     ------------      ------------
Earnings (loss) before income taxes ....             (679)              387           (1,523)            1,425
Income taxes ...........................             --                --               --                --
                                             ------------      ------------     ------------      ------------
Net earnings (loss) ....................     $       (679)     $        387     $     (1,523)     $      1,425
                                             ============      ============     ============      ============

Earnings (loss) per share:
     Basic .............................     $      (0.06)     $       0.04     $      (0.14)     $       0.13
                                             ============      ============     ============      ============
     Diluted ...........................     $      (0.06)     $       0.04     $      (0.14)     $       0.13
                                             ============      ============     ============      ============
Weighted average shares and potential
  common shares outstanding ............       10,939,000        11,001,000       10,935,000        11,104,000



                See notes to consolidated financial statements.

                            EAGLE FOOD CENTERS, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)
                                     ASSETS

                                                                            OCTOBER 30,               JANUARY 30,
                                                                                1999                     1999
                                                                            -----------               -----------
Current Assets:
      Cash and cash equivalents                                             $   5,886                 $  11,775
      Restricted assets - marketable securities, at fair value                  6,457                     9,846
      Accounts receivable, net of allowance for doubtful accounts
        of $1.0 million in fiscal 1999 and $1.2 million in fiscal 1998         16,430                    16,537
      Income tax receivable                                                        25                       926
      Inventories, net of LIFO reserve of $11.0 million and $10.3 million      70,764                    74,069
      Prepaid expenses                                                          1,468                     1,392
                                                                              --------                  --------
          Total current assets                                                101,030                   114,545

Property and equipment (net)                                                  152,186                   132,364
Other assets:
      Deferred debt issuance costs (net)                                          276                       585
      Excess of cost over fair value of net assets acquired (net)               2,264                     2,325
      Property held for resale                                                 11,953                    20,025
      Other                                                                    15,739                    13,471
                                                                              --------                  --------
          Total other assets                                                   30,232                    36,406
                                                                              --------                  --------
               Total assets                                                 $ 283,448                 $ 283,315
                                                                              --------                  --------
                                                                              --------                  --------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                      $  39,119                 $  47,434
      Payroll and associate benefits                                           14,572                    14,318
      Accrued liabilities                                                      16,388                    25,353
      Reserve for closed stores                                                 1,302                     1,302
      Accrued taxes                                                             7,042                     7,795
      Bank revolving credit facility                                                -                         -
      Current portion of long-term debt                                       101,321                       991
                                                                              --------                  --------
          Total current liabilities                                           179,744                    97,193
Long-term debt:
      Senior Notes                                                                  -                   100,000
      Other long-term debt                                                        759                         -
      Capital lease obligations                                                55,497                    37,779
                                                                              --------                  --------
          Total long-term debt                                                 56,256                   137,779
Other liabilities:
      Reserve for closed stores                                                 9,133                     9,434
      Other deferred liabilities                                               11,463                    10,523
                                                                              --------                  --------
          Total other liabilities                                              20,596                    19,957
Shareholders' equity:
      Preferred stock, $.01 par value, 100,000 shares authorized                    -                         -
      Common stock, $.01 par value, 18,000,000 shares
        authorized, 11,500,000 shares issued                                      115                       115
      Capital in excess of par value                                           53,336                    53,336
      Common stock in treasury, at cost, 560,952 shares and 581,202 shares     (2,228)                   (2,309)
      Accumulated other comprehensive income                                        9                        47
      Other                                                                      (140)                     (140)
      Retained earnings (deficit)                                             (24,240)                  (22,663)
                                                                              --------                  --------
          Total shareholders' equity                                           26,852                    28,386
                                                                              --------                  --------
               Total liabilities and shareholders' equity                   $ 283,448                 $ 283,315
                                                                              --------                  --------
                                                                              --------                  --------



                 See notes to consolidated financial statements.

                            EAGLE FOOD CENTERS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)



                                                                                    October 30,  October 31,
                                                                                       1999         1998
                                                                                      --------    --------
Cash flows from operating activities:
Net earnings (loss)                                                                  $ (1,523)   $  1,425
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
      Depreciation and amortization                                                    15,073      13,335
      Store closing and asset revaluation                                               1,664        --
      LIFO charge                                                                         688         750
      Deferred charges and credits                                                        534       2,065
      Gain on disposal of assets                                                         (121)       (993)
Change in assets and liabilities:
      Receivables and other assets                                                     (3,975)     (7,329)
      Inventories                                                                       2,617       4,470
      Accounts payable                                                                 (8,315)      5,323
      Accrued and other liabilities                                                    (9,099)     (7,547)
      Principal payments on reserve for closed stores                                  (1,202)     (1,820)
                                                                                     --------    --------
          Net cash flows from operating activities                                     (3,659)      9,679
Cash flows from investing activities:
      Additions to property and equipment                                             (14,322)     (8,855)
      Additions to property held for resale                                            (9,555)    (13,572)
      Maturities(purchases) of marketable securities, net                               3,351        (529)
      Cash proceeds from sale/leasebacks or dispositions of property and
          equipment                                                                       667      14,332
      Cash proceeds from sale/leasebacks or dispositions of property held
          for resale                                                                   18,536      13,416
                                                                                     --------    --------
          Net cash flows from investing activities                                     (1,323)      4,792
Cash flows from financing activities:
      Net revolving credit repayment                                                     --        (7,208)
      Deferred financing costs                                                            (52)        (50)
      Principal payments on capital lease obligations                                    (855)       (538)
      Purchase of treasury stock                                                         --          (118)
                                                                                     --------    --------
          Net cash flows from financing activities                                       (907)     (7,914)
                                                                                     --------    --------
      Increase (decrease) in cash and cash equivalents                                 (5,889)      6,557
      Cash and cash equivalents at beginning of period                                 11,775       5,113
                                                                                     --------    --------

      Cash and cash equivalents at end of period                                     $  5,886    $ 11,670
                                                                                     ========    ========

      Supplemental disclosures of cash flow information:
          Cash paid for interest                                                     $ 12,053    $ 10,559
          Cash paid for income taxes                                                 $     33    $     95
      Noncash investing and financing activities:
          Unrealized gain (loss) on marketable securities                            $    (38)   $     75
          Additions to property and equipment and capital
            lease liability in connection with sale/leaseback transactions           $ 18,536    $ 23,544
          Additions to property and equipment and debt                               $    878    $   --



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

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results of operations and financial position for the interim periods presented. Operating results for the thirteen weeks ended October 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2000.

DEBT
The Company's $100 million 8 5/8% Senior Notes, due April 15, 2000, have been reclassified to Current Liabilities, resulting in negative working capital of $78.7 million at October 30, 1999. Additionally, the Company's $50 million Bank Credit Facility agreement expires on April 15, 2000.

The Company has engaged an investment banking firm and is currently evaluating options relating to the Senior Notes. Market conditions indicate that new debt, if available, would be expected to carry a higher interest rate than the current 8 5/8%.

At October 30, 1999 the Company had no borrowing against the Bank Revolving Credit Facility and no letters of credit outstanding.

RESERVE FOR CLOSED STORES
No stores were added to the reserve in the third quarter of fiscal 1999. During the second quarter of fiscal 1999, the Company added two stores to the reserve. No charge was taken as all costs have been covered by favorable lease terminations. During the first quarter of fiscal 1999, the Company added one store to the reserve and recorded $1.7 million for estimated future store closing costs. This charge included $900,000 for future lease costs and $800,000 of asset revaluations.

COMPREHENSIVE INCOME
Comprehensive income includes all changes in the Company's equity during the period, except transactions with stockholders of the Company. Comprehensive income consisted of the following (in thousands of dollars):



                                                         Quarter Ended                     Three Quarters Ended
                                                 October 30,       October 31,        October 30,         October 31,
                                                    1999               1998              1999                1998
                                               ----------------   ---------------   ----------------    ----------------

Net earnings (loss)                             $    (679)          $    387        $   (1,523)           $   1,425
Other comprehensive income (loss):
  Unrealized gain (loss) on marketable
    securities                                         (5)                90               (38)                  75
                                               ----------------   ---------------   ----------------    ----------------

Comprehensive income (loss)                     $    (684)          $    477        $   (1,561)           $   1,500
                                               ================   ===============   ================    ================


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


EARNINGS (LOSS) PER SHARE
Earnings (loss) per share ("EPS") are computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic EPS is computed by dividing consolidated net earnings (loss) by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing consolidated net earnings (loss) by the sum of the weighted average number of common shares outstanding and the weighted average number of potential common shares outstanding. Potential common shares consist solely of outstanding options under the Company's stock option plans. All outstanding options were excluded from the earnings (loss) per share calculation for the quarter and three quarters ended October 30, 1999 because they were anti-dilutive. The computation of basic and diluted EPS is as follows:

(In thousands, except per share amounts)


                                                Quarter Ended                              Three Quarters Ended
                                  October 30, 1999        October 31, 1998       October 30, 1999       October 31, 1998
                                 --------------------   ---------------------   --------------------   --------------------

Net earnings (loss)               $            (679)     $              387      $          (1,523)     $           1,425
                                 ====================   =====================   ====================   ====================

Weighted average common
    shares outstanding                       10,939                  10,929                 10,935                 10,944
                                 ====================   =====================   ====================   ====================

Basic EPS                         $           (0.06)     $             0.04      $           (0.14)     $            0.13
                                 ====================   =====================   ====================   ====================

Weighted average common
    shares outstanding                       10,939                  10,929                 10,935                 10,944
Effect of dilutive securities -
   stock options                                  -                      72                      -                    160
                                 --------------------   ---------------------   --------------------   --------------------
Shares applicable to diluted
   earnings (loss)                           10,939                  11,001                 10,935                 11,104
                                 ====================   =====================   ====================   ====================

Diluted EPS                       $           (0.06)     $             0.04      $           (0.14)     $            0.13
                                 ====================   =====================   ====================   ====================



SUBSEQUENT EVENTS
The Company closed two stores, and also opened two new stores, subsequent to the third quarter of fiscal 1999. The closings will not result in a fourth quarter charge to earnings since the store expenses were previously reserved.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Sales for the Company's third fiscal quarter ended October 30, 1999 were $226.6 million, an increase of $39,000 or 0.02% from the third quarter of fiscal 1998. Same store sales for the quarter decreased 2.4%. There were 88 stores operating at the end of the third quarter of 1999 compared to 89 stores at the same point in the prior year. For the three quarters ended October 30, 1999, sales were $691.7 million, a decrease of $881,000, or 0.1% compared to the same period in fiscal 1998. Same store sales for the three quarters declined 2.6%. The decline in total and same store sales was due to competitive store activity during the past year.

The gross margin rate was 25.9% of sales for the quarter ended October 30, 1999 compared to 25.6% in the comparable quarter of 1998. For the three quarters ended October 30, 1999, the gross margin rate was 25.9% compared to 25.3% for the same period a year ago. The increase in the gross margin rate is primarily related to the benefits of new systems and better purchasing and marketing practices during the quarter and three quarters ended October 30, 1999. The Company discontinued warehousing Health and Beauty Care products during the third quarter and currently purchases these products from a wholesaler.

Selling, general and administrative expenses for the third quarter of 1999 were $50.8 million, or 22.4% of sales, compared to $50.1 million, or 22.1% of sales, in the comparable quarter of 1998. For the three quarters ended October 30, 1999, selling, general and administrative expenses were $153.7 million, or 22.2% of sales, versus $152.2 million, or 22.0% of sales, for the same period in 1998. This increase for the three quarters ended October 30, 1999 is due primarily to a gain of $1.0 million on the sale of the bakery operations in the first quarter of 1998.

The Company recorded a store closing and asset revaluation charge of $1.7 million during the first quarter of fiscal 1999 to reflect the estimated future lease costs and asset revaluations relating to one store added to the reserve during the first quarter.

Depreciation and amortization expense increased to $5.2 million, or 2.3% of sales, for the quarter ended October 30, 1999 compared to $4.6 million, or 2.0% of sales, in the prior year. For the three quarters ended October 30, 1999, depreciation and amortization expenses increased to $15.1 million, or 2.2% of sales, compared to $13.3 million, or 1.9% of sales, for the same period in 1998. The increases are primarily due to increased depreciation relating to the Company's capital spending program.

Net interest expense in the quarter ended October 30, 1999 increased to $3.3 million, or 1.5% of sales, compared to $2.9 million or 1.3% of sales in the comparable quarter of 1998. For the three quarters ended October 30, 1999 interest expense increased to $10.1 million, or 1.5% of sales, compared to $8.5 million, or 1.2% of sales in the prior year. The increases are due primarily to increased interest expense on capital lease obligations in fiscal 1999.

Net loss for the third quarter of fiscal 1999 was $679,000, or $0.06 per share on a diluted basis, compared to earnings of $387,000 or $0.04 per share for the same quarter of fiscal 1998. For the three quarters ended October 30, 1999 the net loss was $1.5 million, or $0.14 per share on a diluted basis, compared to earnings of $1.4 million, or $0.13 per share, for the comparable period of fiscal 1998. There was no tax provision in either year as tax loss carryforwards were utilized in fiscal year 1998, and a valuation allowance has been established for all tax loss carryforwards due to the uncertainty of future recoverability.

LIQUIDITY AND CAPITAL RESOURCES
Cash used by operating activities was $3.7 million for the three quarters ended October 30, 1999 compared to cash provided of $9.7 million for the comparable three quarters of 1998. Net loss and non-cash charges generated $16.3 million of cash, and working capital and other asset changes used $20.0 million. The use of working capital is due primarily to an increase in receivables and other assets and a decrease in accounts payable and accrued liabilities, offset partially by a decrease in inventory levels. The Company believes that operating cash flows and other sources of liquidity, including borrowings under its Bank Revolving Credit Facility, will be adequate to meet the Company's anticipated requirements for working capital, capital expenditures and interest payments for the foreseeable future. There can be no assurance, however, that the Company's business will continue to generate operating cash flows adequate to meet these requirements. The Company's long-term financing requirements relating to the $100 million in Senior Notes, now classified in Current Liabilities, are discussed below.

Capital expenditures, including property held for resale and financed purchases, were $9.2 million for the quarter and $24.8 million for the three quarters ended October 30, 1999. Three stores held for resale were sold and leased back providing $18.5 million of proceeds during the three quarters ended October 30, 1999. The Company opened two new stores, closed three stores and completed three remodels during the three quarters ended October 30, 1999.

Working capital at October 30, 1999 was a negative $78.7 million and the current ratio was 0.56 to 1 compared to $17.4 million and 1.18 to 1 at January 30, 1999. The negative working capital is due to the Company reclassifying its $100 million in Senior Notes, due April 15, 2000, from Long-Term Debt to Current Liabilities. The Company has engaged an investment banking firm and is currently evaluating options relating to the Senior Notes. Market conditions indicate that new debt, if available, would be expected to carry a higher interest rate than the current 8 5/8%.

At October 30, 1999 the Company had no borrowing against the Bank Revolving Credit Facility, which expires on April 15, 2000, and no letters of credit outstanding.

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

The Company has been engaged in a comprehensive project under the direction of the Chief Executive Officer since June 1996 to upgrade or replace its IT Systems and convert from mainframe to client/server technology. Addressing Year 2000 matters is an integral part of this process. The Company has completed the implementation of a number of computer systems and related programs over the past two years, including financial systems, merchandising, distribution, store ordering, time and attendance, and direct store delivery receiving. The Company has upgraded or replaced various systems; including payroll, human resources and personnel systems, store systems, purchasing and inventory control and warehouse and distribution systems. The project includes testing all systems critical for day-to-day operations. In addition, the Company has requested each of its hardware and software vendors for both the new systems that it has installed, as well as any systems which it has not replaced, to certify that their products are Year 2000 compliant. The majority of the vendors have provided such assurance.

During the first quarter of fiscal 1999, the Company requested certification, and is tracking responses, from companies it has a significant business relationship with that their systems are Year 2000 compliant. To date, the response rate from these companies is 20.8 percent, with second requests being sent to vendors who did not respond to the initial request. Of the responses received, 77.4 percent have confirmed their systems and hardware/equipment are Year 2000 compliant, and the remainder have responded that their plans for compliance are in process. In addition, the Company is evaluating Year 2000 issues related to Non-IT systems. The evaluation consists of developing an inventory of all such systems, testing and taking corrective action on all detected deficiencies. The Company believes that its efforts will result in Year 2000 compliance. However, if the Company's new computer systems fail with respect to the Year 2000 issue, or if any applications or embedded chips critical to the Company's operational processes are overlooked, there could be a material adverse impact on the business operations or financial performance of the Company. The Company cannot guarantee that hardware and software vendors on whom it has relied will honor their obligations with respect to Year 2000 compliance, or that other companies it has a business relationship with will achieve Year 2000 compliance. Additionally, there can be no assurance that the systems of other companies on which the Company's systems rely will be converted timely, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the business operations or financial performance of the Company. Management believes that, should the Company or any third party with whom the Company has a significant business relationship have a Year 2000 related systems failure, the most significant impact would likely be the inability to conduct operations due to a power failure, to deliver inventory in a timely fashion, to receive certain products from vendors, process payments or to electronically process customer sales at the store level.

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

The Company has expended approximately $19.6 million since June 1996 to upgrade or replace the majority of systems and convert them to client/server technology, and expects to incur an additional $400,000, for a total of $20.0 million, to complete the remaining systems. In addition, the Company has entered into operating leases for equipment with a fair market value of $2.0 million and has purchased equipment for $3.8 million, for a total of $5.8 million. This includes both Year 2000 upgrades or replacements and the replacement of systems that are inefficient and in need of replacement regardless of their Year 2000 readiness. The Company expects to achieve

Year 2000 compliance for all IT systems, correct any detected deficiencies in Non-IT systems, test systems critical to day-to-day operations and develop contingency plans prior to December 31, 1999.



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

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is subject to interest rate risk on its long-term fixed interest rate debt borrowings. The following describes information relating to the Company's instruments which are subject to interest rate risk at October 30, 1999 (dollars in millions):


DESCRIPTION       CONTRACT TERMS          INTEREST RATE     COST     FAIR VALUE
-----------       --------------          -------------     ----     ----------


Senior Notes      Due April 15, 2000       8 5/8% fixed     $100        $90.0





                          PART II : OTHER INFORMATION:

ITEM 1 : LEGAL PROCEEDINGS       Not Applicable

ITEM 2 : CHANGE IN SECURITIES AND USE OF PROCEEDS     Not Applicable

ITEM 3 : DEFAULTS UPON SENIOR SECURITIES    Not Applicable

ITEM 4 : SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   Not Applicable

ITEM 5 : OTHER    Not Applicable

ITEM 6 : EXHIBITS AND REPORTS ON FORM 8K
         Exhibit 27 : Financial Data Schedule  (see page 12)

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                 EAGLE FOOD CENTERS, INC.




  Dated:  December 14, 1999      /s/ Robert J. Kelly
                                 ---------------------------------
                                 Robert J. Kelly
                                 Chairman, Chief Executive Officer and President



  Dated:  December 14, 1999      /s/ S. Patric Plumley
                                 -----------------------------
                                 S. Patric Plumley
                                 Senior Vice President -Chief Financial
                                    Officer and Secretary