Form 10-K
period 2000-01-29
EAGLE FOOD CENTERS INC
filed 2000-04-28
CIK 30908

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended JANUARY 29, 2000 or


|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
         _________.

                           Commission File No. 0-17871

                            EAGLE FOOD CENTERS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                36-3548019
         -----------------------------                       ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_| .

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $10,055,787 as of February 29, 2000, the last trading day on NASDAQ prior to the filing of Chapter 11 Bankruptcy.

The number of shares of the Registrant's Common Stock, par value one cent $(0.01) per share, outstanding on April 20, 2000 was 10,939,048.




                                  1 of 72 Pages
                        Exhibit Index appears on page 70

                       FISCAL YEAR ENDED JANUARY 29, 2000
                             FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

Item 1:       Business                                                        3

Item 2:       Properties                                                     11

Item 3:       Legal Proceedings                                              12

Item 4:       Submission of Matters to a Vote of Security Holders            12

Item 4a:      Executive Officers of the Registrant                           13

                                     PART II

Item 5:       Market for Registrant's Common Equity and Related
              Shareholder Matters                                            15

Item 6:       Selected Financial Data                                        16

Item 7:       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                  17

Item 7a:      Quantitative and Qualitative Disclosure
              About Market Risk                                              23

Item 8:       Financial Statements and Supplementary Data                    24

Item 9:       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosures                        54

                                    PART III

Item 10:      Directors and Executive Officers of the Registrant             54

Item 11:      Executive Compensation                                         56

Item 12:      Security Ownership of Certain Beneficial
              Owners and Management                                          65

Item 13:      Certain Relationships and Related Transactions                 66

                                     PART IV

Item 14:      Exhibits, Financial Statement Schedules
              and Reports on Form 8-K                                        68

                                     PART I

ITEM 1:  BUSINESS

GENERAL

Eagle Food Centers, Inc. (the "Company" or "Eagle"), is a Delaware Corporation. Eagle is a leading regional supermarket chain operating 84 supermarkets as of the 1999 fiscal year end in the Quad Cities area of Illinois and Iowa, northern, central and eastern Illinois, eastern Iowa, and the Chicago/Fox River Valley and northwestern Indiana area under the trade names "Eagle Country Market(R)" and "BOGO's." Most Eagle supermarkets offer a full line of groceries, meats, fresh produce, dairy products, delicatessen and bakery products, health and beauty aids and other general merchandise, and in certain stores, prescription medicine, video rental, floral service, in-store banks, dry cleaners and coffee shops.

The Company's fiscal year ends on the Saturday closest to January 31st. Fiscal 1999, 1998, and 1997 were 52-week years ending January 29, 2000, January 30, 1999, and January 31, 1998, respectively.

Talon Insurance Company ("Talon"), formed in the State of Vermont in 1994 to provide insurance for Eagle's workers' compensation and general liability claims, is a wholly-owned subsidiary of Eagle Food Centers, Inc. Prior to the formation of Talon, Eagle used paid loss and retro programs through external insurance companies.

On February 29, 2000 (the "Petition Date"), the Company filed a voluntary petition under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). The petition was filed in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") under case number 00-01311 (the "Bankruptcy Case"). The Company continues to manage its affairs and operate its business as a debtor-in-possession while the Bankruptcy Case is pending. The Bankruptcy Case, which is proceeding before the United States District Court for the District of Delaware (the "Court"), was commenced in order to implement a financial restructuring of the Company that had been negotiated with holders of approximately 29% of the principal amount of the Company's Senior Notes due April 15, 2000 (the "Senior Notes"). Reference is made to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations", Note B of the notes to the consolidated financial statements, and the Independent Auditors' Report included herein.

DEBT RESTRUCTURING

As described above, on the Petition Date, the Company commenced the Bankruptcy Case in the Bankruptcy Court. Since such date, the Company has been operating its business as a debtor-in-possession under the Bankruptcy Code.

The Bankruptcy Case was commenced in order to implement a financial restructuring of the Company, which includes reorganizing the Company's operations and restructuring its Senior Notes. The critical terms of the Plan were pre-negotiated with the Company's largest secured lender, Congress Financial Corporation (Central) ("Congress"), and the largest identifiable unsecured institutional holders. Prior to the filing, the Company had definitive lock-up agreements from the largest institutional holders of its 8 5/8% Senior Notes due April 15, 2000 representing approximately $29 million of the $100 million in Senior Notes. Pursuant to the lock-up agreements, the identified institutional holders agreed to vote in favor of the plan of reorganization with the Court. On March 10, 2000, the Company filed a plan of reorganization to implement the financial restructuring, which plan was subsequently amended on April 17, 2000 (as further amended or modified, the "Plan").

The Plan contemplates the closing or sale of 20 underperforming locations, which will reduce the number of operating stores from 84 for the fiscal year ended January 29, 2000 to 64. The Company estimates that total sales will decrease to approximately $800 million in fiscal 2000 as a result of the decrease in stores. During fiscal 1999, the 20 underperforming stores had sales of approximately $140 million and operating losses of approximately $3 million, excluding corporate allocations of overhead. As such, the Company anticipates that the closing of the stores will have a favorable impact on operating income, excluding the expenses related to the debt restructuring and Bankruptcy Case, which is discussed below.

The Plan also provides, among other things, for replacement of the Senior Notes with new notes (the "New Senior Notes") that have the following material terms and conditions; (i) a maturity date of April 15, 2005, (ii) an interest rate of 11%, (iii) a $15 million repayment of outstanding principal by the Company upon the effective date of the Plan, and (iv) the Company may, at its option and with no prepayment penalty, redeem the New Senior Notes at any time at 100% of the principal amount outstanding at the time of redemption. In addition, under the Plan, the Company will give 15% of the fully-diluted common stock of the Company to the holders of the Senior Notes, of which 10% will be returned to the Company if the Company is sold or the debt is retired prior to October 15, 2001. If the Company is sold or the debt is retired prior to October 15, 2002, 5% of the common stock will be returned to the Company. None of the common stock will be returned to the Company if the Company is not sold or the debt retired prior to October 15, 2002.

On February 9, 2000, the Company entered into an amendment of the Revolving Credit Facility (the "Revolver") with Congress which extended the terms of the existing Revolver and provided the interim debtor-in-possession financing (the "DIP Facility") if the Company became subject to a proceeding under Chapter 11 of Title 11 of the United States Code. The DIP financing was defined in the amendment as financing with terms and conditions substantially identical to the terms and conditions set forth in the Revolver, both of which to have a term ending on April 15, 2002, per the amendment. As a result of the Bankruptcy Case, the $2 million dollar balance on the Revolver as of the Petition Date became a secured claim with an estimated recovery of 100% through the Bankruptcy Case per the Plan.

On March 21, 2000, the Court entered a final order approving the DIP Facility (see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations"). The DIP Facility is available to provide funds to the Company for continuous operations and to meet ongoing financial commitments to vendors and employees during the Bankruptcy Case. Congress has committed to provide the financing for the Company after exiting from bankruptcy, and they are in the process of negotiating the terms and conditions of this credit facility (the "Exit Facility"). The Exit Facility is conditioned upon confirmation and consummation of the Plan and the Company anticipates it will have substantially the same terms and conditions as the Revolving Credit Facility.

On March 1, 2000, the Court approved various "first day" requests including, among other things, the payment of prepetition claims of employees, utilities, reclamation claimants, critical trade vendors, and other key constituents. On March 21, 2000, the Court authorized Eagle to pay all prepetition claims of its remaining trade creditors.

On April 17, 2000, the Court approved the Company's Disclosure Statement (the "Disclosure Statement") relating to the Plan. The Company has now mailed the Disclosure Statement to all of its creditors and shareholders entitled to vote on the Plan, and the Bankruptcy Court has scheduled a hearing on confirmation of the Plan for May 17, 2000. Assuming the Plan is accepted by the classes of creditors and shareholders entitled to vote on the Plan and the Bankruptcy Court approves the Plan, the Company expects the Plan to become effective approximately thirty days following the confirmation date. There is no assurance that the Court will confirm the Plan on May 17, 2000 or that the Plan will become effective thirty days thereafter.

In accordance with the Bankruptcy Code, the Company may seek approval of the Bankruptcy Court for the rejection of unexpired real estate leases. On March 21, 2000, the Bankruptcy Court approved a process by which unexpired real estate leases may be rejected. Additionally, the Company is pursuing the assignment or sublease of leases on stores that are closed or that will be closed in connection with the Plan. However, if the leases on these stores cannot be assigned or subleased, the Company plans to reject these leases through the Bankruptcy Case. Under Bankruptcy Law, the Company's liability on claims resulting from such rejections is capped at the greater of 15% of the remaining lease payments (limited to three year's lease payments) or one year's lease payments, to the landlord to reject the leases (the "Rejection Damages Cap"). Rejection of the leases, however, does not limit the Company's obligation with respect to damages arising from the rejection of any corresponding subleases.

As of the 1999 fiscal year end, the Company had the following stores (including one owned store) for which the leases either will, or may be, rejected through the Bankruptcy Case or otherwise terminated subsequent to fiscal year end:

                  Description                                        Stores
                  -----------                                        ------

         Stores included in the closed store reserve:
           Dark stores                                                  10
           Subleased stores                                              8
         Stores closed and fully subleased                               3
         Stores open at January 29, 2000, to be closed
          or sold in connection with the Plan                           20
         Stores with leases that have been assigned                     11
                                                                        --
                  Total                                                 52
                                                                        --

In the event the Company rejects the 17 remaining leases out of the 20 stores to be closed (one store was owned and two stores were sold or terminated subsequent to fiscal year end), the Company would expect to accrue approximately $9.1 million for lease rejection costs. In addition, the Company would reduce the closed store reserve by approximately $2.7 million for nine of the 10 dark stores (one store lease expired subsequent to fiscal year end) to reduce the liability related to such stores to an amount equal to the estimated lease rejection costs for the dark stores. The Company has not determined whether it will reject the leases on subleased stores or stores for which leases have been assigned.

In connection with the Company's rejection of leases, Lucky Stores, Inc. ("Lucky"), the assignor or sublessor of numerous leases to the Company (including eight dark stores and 13 stores to be closed), has notified the Company that it will assert an indemnification claim under a certain Transaction Agreement dated as of October 9, 1987 based on the Company's rejection of the leases related to eight of the dark stores equal to the full obligation under such leases, totaling approximately $8.0 million (includes Rejection Damages Cap and indemnification claim). Additionally, Lucky has advised the Company that it will file similar claims in the event the Company rejects additional leases that Lucky assigned or subleased to the Company. If the Company is not able to assign, sublease, or otherwise terminate such leases, and thus rejects such leases through the Bankruptcy Case, the aggregate remaining obligation under the leases for the 13 stores to be closed for which damage claims for indemnification may be made is approximately $9.7 million (includes Rejection Damages Cap and indemnification claim). Although the Company disputes Lucky's right to payment on its indemnification claim beyond the Rejection Damages Cap and would not be required to pay both a landlord and Lucky the amount of the Rejection Damages Cap, there can be no assurance that the Company will prevail in any litigation regarding Lucky's indemnification claims in an amount in excess of the Rejection Damages Cap.

In connection with the Plan, the Company estimates that it will incur approximately $1.6 million in charges related to employee termination benefits, $0.3 million in gains on the sale or disposition of equipment and release of capital lease obligations, and approximately $4.0 million for professional fees related to the Plan and the Bankruptcy Case, including a payment of $1.3 million to Jeffries and Company for financial advisory fees upon consummation of a confirmed Plan.

The estimated costs are based on information presently available to the Company. However, the actual costs could differ materially from the estimates. Additionally, other costs may be incurred which cannot be presently estimated.

Of the 20 underperforming stores to be closed or sold, the Company sold one store, including property and equipment and inventory, and assigned the lease for proceeds of $1.9 million, assigned the lease and sold property and equipment for proceeds of $0.4 million for one other store, and closed a total of 13 stores subsequent to year end.

STORE DEVELOPMENT AND EXPANSION

Eagle Country Markets represent the Company's full line supermarket format which was introduced by management in 1991. Of the 83 Eagle Country Markets, 21 have been opened as new stores and 62 have been remodeled or otherwise converted to the Eagle Country Market format. In the new stores, extra space has been devoted to expanded perishable departments, tying together produce, full-service delicatessen, service bakery, service seafood and meat departments, and, in certain stores, floral service, video rental departments, prescription medicine, dry cleaners, coffee shops and in-store banks. All newly-built Eagle Country Markets are designed to encourage shoppers to walk through the higher margin "Power Aisle," which includes extensive perishable offerings. Eagle Country Markets range in size from 16,500 to 67,500 square feet, with the majority of the stores ranging from 30,000 to 60,000 square feet. The pricing strategy in the Eagle Country Markets is to offer overall lower prices than comparable supermarket competition. The Company also operates one BOGO's Food and Deals, which uses a limited assortment format covering approximately 2,000 stock-keeping units of groceries, produce, meat, health and beauty aids, and general merchandise.

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

The Company opened four new stores in fiscal 1999 and completed major remodels on four stores. The Company plans to complete major remodels on five stores in fiscal 2000. The Company closed five stores and sold four stores during fiscal 1999, and plans to close 19 stores and sell one store during fiscal 2000, resulting in a chain of 64 stores.

The Company prefers to lease stores from local developers and pursues this strategy wherever appropriate and cost-effective. The Company completed three sale/leaseback transactions in fiscal 1999, six in fiscal 1998, and one in fiscal 1997 in order to reduce the amount of capital committed to real estate. As of year end, the Company owned nine of its stores, one of which was classified in "Property held for resale", and leased 75 operating stores and 21 subleased or closed stores.

The Company continues to seek opportunities for growth through the acquisition of other supermarket retail companies or individual stores to achieve economies of scale relating to office and distribution functions.

STORE OPERATIONS

The Company's geographic market is divided into six districts, each having a District Manager who is responsible for approximately 14 stores. Districts and stores operate with a certain degree of autonomy to take advantage of local market and consumer needs. Districts and stores are responsible for store operations, associate recruitment and development, community affairs and other functions relating to local operations.

Store managers are given relatively broad discretion in tailoring merchandise and services to the needs of customers in the particular community. Associate involvement and participation has been encouraged through meetings with the Chairman and Chief Executive Officer, district meetings and a store management incentive bonus program for sales and earnings improvement.

COMPUTER AND INFORMATION SYSTEMS

In February, 1996 the Company outsourced its MIS function and signed a long-term contract with EDS (formerly MCI Systemhouse, Inc.) to assume complete responsibility for the Company's MIS organization. In connection with the migration from mainframe to client/server technology, the Company renegotiated this contract with an effective period from January 27, 1999 to December 31, 1999. The Company and EDS are currently operating under a month-to-month agreement with the same terms as the expired contract. In the fourth quarter of fiscal 1998, the Company accrued $2.9 million, which was paid in 12 equal monthly installments in calendar 1999, for costs associated with the migration from mainframe to client/server technology. The charge primarily related to future lease costs relating to the mainframe, and various related software, software licenses and contracting costs.

Eagle management uses technology as a means of enhancing productivity, controlling costs, providing an easier shopping experience for customers and learning more about shoppers' buying habits. Eagle has embraced client/server technology and successfully completed the replacement of all mainframe-based legacy systems with new, client/server systems during the 1999 fiscal year.

Eagle has been successful in implementing and integrating several new client/server systems that will equip Eagle for processing into the next century. These new systems, which support essential business functions, include:

o        Warehouse and  Distribution
o        Purchasing and Inventory Control
o        Pricing and Shelf Label Management
o        Eagle Savers' Card Promotional Offers
o Financial Applications including General Ledger, Accounts Payable, Accounts Receivable, Fixed Assets, Purchasing and Capital Projects
o        Store Systems Controllers - Operating Systems and Supermarket
         Applications
o        Store Applications for Cash Management, DSD Receiving, and Time and
         Attendance
o        Payment Processing Systems (including debit, credit and check cashing)

Eagle expects to complete the implementation and integration of two additional new client/server systems in 2000:

o        Store Application for Labor Scheduling

o        Category Management/Retail Point-of-Sale Data Mining

The Company has converted to IBM 4690 generation software for its point-of-sale systems. The Company is continuing to utilize a Unix processor together with database marketing software to store and analyze customer-specific shopping data for targeted marketing.

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

CORPORATE BRANDS (PRIVATE LABEL) - Corporate brand sales are an important element in Eagle's merchandising plan. The Company became a member of the Topco Associates, Inc. ("Topco") buying organization in 1994 and has engaged Daymon Associates, Inc. as its "corporate brand" broker. Eagle has a strong penetration in many categories with its Lady Lee brand. In 1995 the Company entered into an agreement with Topco to carry World Classics premium corporate brand products and in 1996 introduced the Valu Time label for the low price corporate brand niche. The Company also utilizes the Home Best label provided by SuperValu for selected general merchandise products.

SELECTION - A typical Eagle store carries over 23,000 items, including food, general merchandise and specialty department items. The Company carries nationally advertised brands and an extensive selection of top quality corporate brand products. All stores carry a full line of dairy, frozen food, health and beauty aids and selected general merchandise. In addition, most stores have service delicatessens and bakeries and some stores provide additional specialty departments such as ethnic food items, floral service, seafood service, beer, wine, liquor, prescription medicine, dry cleaners, coffee shops and in-store banking facilities.

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

The Company does not have an in-house advertising department, but instead utilizes Adplex, a national advertising firm, for various advertising and promotional services. This allows the Company to take advantage of technological advances in layout, desktop publishing and production more quickly than if the Company had attempted to develop such technology internally.

PURCHASING AND DISTRIBUTION

The majority of the Company's stores are located within 200 miles from the Company's central distribution facility in Milan, Illinois. This complex includes the Company's executive offices, warehouse, areas used for receiving, shipping and trailer storage, and a truck repair facility.

The Company supplies approximately 70% of its stores' inventory requirements from its 935,332 square foot central distribution facility (which includes approximately 189,072 square feet of refrigerated and freezer space). The Company discontinued warehousing health and beauty care products during the third quarter of fiscal year 1999 and currently purchases these products, representing approximately 6% of the stores' inventory requirements, from a wholesaler. The remaining 24% of the stores' inventory is delivered direct from product vendors to the stores. The Company's purchasing and warehousing functions are managed through its central merchandising system.

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

COMPETITION

The food retailing business is highly competitive. The Company is in direct competition with national, regional and local chains as well as independent supermarkets, warehouse stores, membership warehouse clubs, supercenters, limited assortment stores, discount drug stores and convenience stores. The Company also competes with local food stores, specialty food stores (including bakeries, fish markets and butcher shops), restaurants and fast food chains. The principal competitive factors include store location, price, service, convenience, product quality and variety. The number and type of competitors vary by location, and the Company's competitive position varies according to the individual markets in which the Company does business. The Company's principal competitors operate under the trade names of Cub, Dominicks, Hy-Vee, Jewel Osco, Kmart, Kroger, Meijer, Shop-N-Save, Target and Wal-Mart (Supercenters and Sam's Clubs). Management believes that the Company's principal competitive advantages are its value perception, the attractive Eagle Country Market store format, concentration in certain markets and expansion of service and product offerings. The Company is at a competitive disadvantage to some of its competitors due to having unionized associates.

Supercenters continue to open in trade areas served by the Company. Wal-Mart Supercenters opened three stores in fiscal 1999, three in fiscal 1998 and six in fiscal 1997. Meijer opened one store in fiscal 1999.

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

TRADEMARKS, TRADE NAMES AND LICENSES

The Company uses various trademarks and service marks in its business, the most important of which are the "Eagle Country Market "(TM)"", "5-Star Meats(R)", "Lady Lee(R)", "Eagle Savers' Card "(TM)"" and "Harvest Day(R)" trademarks, and the "Eagle(R)" and "Eagle Country Market(R)" service marks. Each such trademark is federally registered. Pursuant to a trademark license agreement (the "Trademark License Agreement") entered into with the Company's former parent, Lucky Stores, Inc., the Company has been granted the royalty-free use of the "5-Star Meats(R)", "Lady Lee(R)" and "Harvest Day(R)" trademarks until July 2005. The Trademark License Agreement permits the Company to use the licensed trademarks only in the states of Illinois, Indiana, Iowa, Michigan, Ohio, Wisconsin, Kentucky and Minnesota. Lucky Stores, Inc. has agreed not to grant to any other person the right to use such trademarks in the states of Illinois, Indiana and Iowa during the period of the license to the Company.

ASSOCIATES AND LABOR RELATIONS

At the end of fiscal 1999, the Company had 6,087 associates, 349 of whom were management and administrative associates and 5,738 of whom were hourly associates. Of the Company's hourly associates, substantially all are represented by 18 collective bargaining agreements with seven separate locals which are associated with two international unions. Store associates are represented by several locals of the United Food and Commercial Workers; warehouse associates, warehouse drivers and office and clerical workers are represented by Teamsters Local 371. Five contracts will expire during fiscal 2000, covering 22% of the Company's associates. The Company expects to negotiate with the unions and to enter into new collective bargaining agreements. There can be no assurance, however, that such agreements will be reached without a work stoppage. A prolonged work stoppage affecting a substantial number of stores could have a material adverse effect on results of the Company's operations.

The Company values its associates and believes that its relationship with them is good. Several associate relations programs have been introduced, including measures that allow associates to participate in store-level decisions, an associate stock purchase program, preferential discounts and a 401(k) savings plan.

ITEM 2:  PROPERTIES

STORES

The Company operated 84 stores as of the fiscal year end, ranging in size from 16,500 to 67,500 square feet, with an average size of 39,088 square feet. Nine of the Company's stores are owned in fee by the Company, one of which is classified in "Property held for resale". The Company is the lessee for the remaining 75 operating stores and 21 subleased or closed stores. The Company sold and leased back three of its stores in fiscal 1999, six in fiscal 1998 and one in fiscal 1997.

Selected statistics on Eagle retail food stores are presented below:


                                                                               FISCAL YEAR ENDED
                                                       ------------------------------------------------------------------
                                                          JANUARY 29,              JANUARY 30,           JANUARY 31,
                                                              2000                    1999                   1998
                                                       -------------------     --------------------   -------------------

     Average total sq. ft. per store                             39,088               38,942               37,756
     Average total sq. ft. selling space per store               28,826               28,694               27,835

     Stores beginning of year                                        89                   90                   92
     Opened during year                                               4                    3                    1
     Expansions/major remodels (1)                                    4                    3                    5
     Closed during year                                               5                    4                    3
     Sold during year                                                 4                   --                   --
     Stores end of year                                              84                   89                   90

     Size of stores at end of year:
     Less than 25,000 sq. ft                                          4                    5                    5
     25,000 - 29,999 sq. ft                                          20                   22                   25
     30,000 - 34,999 sq. ft                                           4                    4                    5
     35,000 - 44,999 sq. ft                                          36                   37                   38
     45,000 sq. ft. or greater                                       20                   21                   17

     Type of stores:
     Eagle Country Markets                                           83                   88                   76
     Eagle Food Centers                                              --                   --                   13
     BOGO's Food and Deals                                            1                    1                    1


(1)      A major remodeling project which costs $300,000 or more.

Eagle stores contain various specialty departments such as full service delicatessen (82 stores), bakery (81 stores), floral (63 stores), video rentals (42 stores), pharmacy (17 stores), seafood (23 stores), alcoholic beverages (76 stores), and in-store banks (17 stores).

Most of the leases for the stores contain renewal options for periods ranging from five to 30 years. The Company is required to pay fixed rent and a percentage (ranging from 0.75% to 1.5%) of its gross sales in excess of stated minimum gross sales amounts under 75 of the leases, which includes 17 closed stores. The Company has subleases on 11 former store locations and has ten vacant former store properties with continuing rent obligations of which the Company is attempting to dispose. For additional information on leased premises, see Notes B and I in the notes to the consolidated financial statements included elsewhere in this document.

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

For the most part, store fixtures and equipment, leasehold improvements and transportation and office equipment are owned by the Company. The total cost of the Company's ownership of property and equipment is shown in Note F of the notes to the Company's consolidated financial statements.



ITEM 3:  LEGAL PROCEEDINGS

BANKRUPTCY CASE

The Company commenced the Bankruptcy Case on February 29, 2000. Additional information relating to the Bankruptcy Case is set forth in PART 1, ITEM 1 of this Form 10-K report under the caption "DEBT RESTRUCTURING" and Note B of the notes to the consolidated financial statements under the caption "Subsequent Events-Reorganization Proceedings Under Chapter 11 of the Bankruptcy Code". Such information is incorporated herein by reference.

OTHER CASES

During fiscal 1999, the Company reached a settlement in a lawsuit alleging discrimination in employment which was filed against the Company in 1994 in the United States District Court for the Central District of Illinois by two current and one former associates individually and as representative of a class of all individuals who are similarly situated. The settlement did not have a material impact on financial results in the first quarter of 1999 since adequate settlement costs were previously recorded. The Company denied all substantive allegations of the Plaintiffs and of the class. The Company is subject to various other unresolved legal actions which arise in the normal course of its business. It is not possible to predict with certainty the outcome of these unresolved legal actions or the range of the possible loss.



ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

ITEM 4A:  EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the persons who are executive officers of the Company:


           NAME                              AGE                               POSITION(S) HELD
           ----                              ---                               ----------------
Robert J. Kelly                              55           Chairman of the Board of Directors
Jeffrey L. Little                            49           Chief Executive Officer and President
S. Patric Plumley                            51           Senior Vice President - Chief Financial Officer and
                                                          Secretary
Byron O. Magafas                             43           Vice President - Human Resources
Vincent J. Faulhaber                         49           Vice President - Non Perishables
Frank Klun                                   52           Vice President - Support Services
Larry Sanford                                56           Vice President - Real Estate and Store Development


The business experience of each of the executive officers during the past five years is as follows:

Mr. Kelly, who was named Chairman of the Board of Directors, Chief Executive Officer and President on March 30, 1998, joined the Company as President and Chief Executive Officer in May 1995. Prior to May 1995, Mr. Kelly was Executive Vice President, Retailing for The Vons Companies Inc., and was employed by that company since 1963. Mr. Kelly has 37 years of experience in the supermarket industry.

Mr. Little was named Chief Executive Officer and President on January 31, 2000. Prior to January 31, 2000 Mr. Little was Vice President, Marketing for Fleming Companies and President of ABCO Foods (a division of Fleming), from January 1998 to January 2000. From August 1989 to December 1997, Mr. Little was with Haggen, Inc. serving in various capacities as Senior Vice President Operations, Vice President Sales/Marketing and Vice President Perishables. Mr. Little has 32 years of experience in the supermarket industry.

Mr. Plumley, who was named Senior Vice President - Chief Financial Officer and Secretary on March 1, 1999, served the Company as Vice President - Chief Financial Officer and Secretary from March 30, 1998 and Vice President and Corporate Controller from September 15, 1997 until his promotions. Prior to September 1997, Mr. Plumley served as Senior Vice President of American Stores' Super Saver Division from 1994 to 1997, and Senior Vice President of Lucky Stores, Inc. from 1990 to 1994. Mr. Plumley has 27 years of experience in the supermarket industry.

Mr. Magafas joined the Company as Vice President - Human Resources in November 1997. Prior to November 1997, Mr. Magafas was Director of Human Resources for the St. Louis Division of SuperValu Inc. from 1993 to 1997. For the period from 1986 to 1993, Mr. Magafas had been with Wetterau Incorporated, first as Labor Relations Counsel and then as Director of Labor Relations. Mr. Magafas has 14 years of experience in the supermarket industry.

Mr. Faulhaber joined the Company December 7, 1998, as Vice President - Non Perishables. Prior to joining the Company Mr. Faulhaber was Marketing Manager, Vice President of Grocery Merchandising, Riverside Division, Penn Traffic Company from February 1988 to December 1998. Mr. Faulhaber was General Manager, Director of Operations and Merchandising, Giant Markets, Scranton from February 1986 to February 1988. He was also with Acme Markets for 18 years serving in various capacities as Buyer, Merchandiser, Division Non-Perishable Merchandiser, Store Set Coordinator, and Store Manager. Mr. Faulhaber has 32 years of experience in the supermarket industry.

Mr. Klun joined the Company as Vice President - Support Services in February 1998. Prior to February 1998, Mr. Klun was employed by Bruno's, Birmingham, Alabama, as Assistant Distribution Manager. For the period from December 1968 to December 1997, Mr. Klun held various positions with Jewel Food Stores, Chicago, Illinois. Mr. Klun has over 32 years of experience in the supermarket industry.

Mr. Sanford joined the Company as Vice President - Real Estate and Store Development on October 14, 1996. Prior to joining the Company, Mr. Sanford was Director of Real Estate and Store Planning for Drug Emporium, Inc. from 1986 to 1996. From August 1961 to October 1986, Mr. Sanford was with SuperValu, Inc. serving in various capacities, including Manager Real Estate and Store Planning. Mr. Sanford has 34 years of experience in the supermarket industry.

The Company's directors are elected annually to serve until the next annual meeting of shareholders and until their successors have been elected and qualified. None of the directors or executive officers listed herein is related to any other director or executive officer of the Company.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the two fiscal years ended January 29, 2000 all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were in compliance.

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock trades on the NASDAQ National Market System under the symbol "EGLE". The stock began trading on July 27, 1989. The following table sets forth, by fiscal quarter, the high and low sale prices reported by the NASDAQ National Market System for the periods indicated. Trading of the Company's common stock, now under the symbol "EGLEQ", was suspended subsequent to the close of business on February 29, 2000 as a result of the Bankrupcy Case. As of April 20, 2000, there were approximately 2,544 beneficial holders of shares.

                                                            YEAR ENDED
                                                         JANUARY 29, 2000
                                               ---------------------------------
                                                       High             Low

                   First Quarter               $      3  7/8      $    2 5/16
                   Second Quarter                     3  1/4           2 1/32
                   Third Quarter                      2 13/16          1 3/16
                   Fourth Quarter                     1  7/8           1 1/32

                                                            YEAR ENDED
                                                         JANUARY 30, 1999
                                               ---------------------------------
                                                       High             Low

                   First Quarter               $      4  5/8      $    3 3/4
                   Second Quarter                     4 15/16          2 7/8
                   Third Quarter                      3  3/8           1 7/8
                   Fourth Quarter                     4  3/16          3




There were no dividends paid in fiscal 1999 or 1998. The indenture underlying the Company's Senior Notes, the Revolving Credit Agreement, and the DIP facility contain restrictions on the payment of dividends (See Note G of the notes to the Company's consolidated financial statements). The Company does not intend to pay dividends in the foreseeable future.

ITEM 6:  SELECTED FINANCIAL DATA

The following table represents selected financial data of the Company on a consolidated basis for the five fiscal years ended January 29, 2000.

The selected historical financial data for the five fiscal years ended January 29, 2000 are derived from the audited consolidated financial statements of the Company. The three fiscal years ended January 29, 2000 have been audited by Deloitte & Touche LLP, independent auditors, and are included in this Form 10-K.

The selected financial data set forth below should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this document.


                                               YEAR ENDED       YEAR ENDED        YEAR ENDED         YEAR ENDED          YEAR ENDED
                                               January 29,       January 30,       January 31,        February 1,        February 3,
                                                  2000             1999              1998               1997                1996
                                            ----------------- ---------------- ------------------ ------------------ ---------------
(Dollars in thousands, except per share data)                                                                          (53 WEEKS)
Consolidated Operating Data:
Sales                                       $   932,789        $   943,805        $   967,090        $ 1,014,889       $ 1,023,664
Gross margin                                    242,333            232,975            243,644            256,242           254,355
Selling, general and administrative
  expenses                                      205,820            203,220            208,133            218,253           227,460
Store closing, asset revaluation and
  lease termination(1)                            8,367              2,925               --                1,700             6,519
Depreciation and amortization                    20,781             18,885             19,068             20,494            23,555
                                            -----------        -----------        -----------        -----------       -----------
Operating income (loss)                           7,365              7,945             16,443             15,795            (3,179)
Interest expense                                 13,906             11,870             11,751             12,547            15,497
                                            -----------        -----------        -----------        -----------       -----------
Earnings (loss) before income
  taxes & extraordinary charge                   (6,541)            (3,925)             4,692              3,248           (18,676)
Income taxes (benefit)                             --                 --                 (400)              --                (609)
Extraordinary charge(2)                            --                 --                 --                 --                 625
                                            -----------        -----------        -----------        -----------       -----------
Net earnings (loss)                         $    (6,541)       $    (3,925)       $     5,092        $     3,248       $   (18,692)
                                            ===========        ===========        ===========        ===========       ===========
Earnings (loss) per common
  share - diluted                           $      (.60)       $      (.36)       $       .45        $       .29       $     (1.68)

CONSOLIDATED BALANCE
  SHEET DATA (AT YEAR-END):
Total assets                                $   260,416        $   283,315        $   257,619        $   251,124       $   261,218
Total debt (including capital leases)           144,735            138,770            116,147            109,297           117,123
Total shareholders' equity                       21,978             28,386             32,237             26,688            23,921


(1) Represents a charge of $1.7 million to provide for costs of closed stores, $4.6 million for asset revaluations, and a $2.1 million goodwill write off in fiscal 1999. Represents a $2.9 million charge related to future lease costs for the mainframe, and various related software, software licenses and contracting costs in connection with the migration from mainframe to client/server technology in fiscal 1998. Represents a charge of $1.7 million to provide for costs of closed stores and asset revaluations in fiscal 1996. Represents a charge of $6.5 million for asset revaluations in fiscal 1995. See Notes C, E and I of the notes to the Company's consolidated financial statements included elsewhere in this document.
(2) Represents a charge of $625,000 related to the refinancing of the Revolving Credit Facility in fiscal 1995.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain key operating statistics as a percentage of sales for the periods indicated:


                                               YEAR ENDED     YEAR ENDED     YEAR ENDED      YEAR ENDED     YEAR ENDED
                                               January 29,    January 30,    January 31,     February 1,    February 3,
                                                  2000           1999           1998            1997           1996
                                             -------------- -------------- --------------  -------------- --------------
                                                                                                            (53 WEEKS)
Operations Statement Data:
  Sales                                          100.00%        100.00%        100.00%         100.00%        100.00%
  Gross margin                                    25.98          24.68          25.19           25.25          24.85
  Selling, general and
    administrative expenses                       22.07          21.53          21.52           21.51          22.22
  Store closing, asset revaluation
    and lease termination                          0.90           0.31              -            0.17           0.64
  Depreciation and amortization
    expenses                                       2.22           2.00           1.97            2.02           2.30
                                             -------------- -------------- --------------  -------------- --------------
  Operating income (loss)                          0.79           0.84           1.70            1.56          (0.31)
  Interest expense                                 1.49           1.26           1.22            1.24           1.51
                                             -------------- -------------- --------------  -------------- --------------
  Earnings (loss) before income
    taxes & extraordinary charge                  (0.70)         (0.42)          0.48            0.32          (1.83)
  Income taxes (benefit)                              -              -          (0.04)              -          (0.06)
  Extraordinary charge                                -              -              -               -           0.06
                                             -------------- -------------- --------------  -------------- --------------
  Net earnings (loss)                             (0.70)         (0.42)          0.52            0.32          (1.83)
                                             ============== ============== ==============  ============== ==============



BANKRUPTCY CASE

The Company commenced the Bankruptcy Case on February 29, 2000. Additional information relating to the Bankruptcy Case is set forth in Liquidity and Capital Resources in this section, PART 1, ITEM 1 of this Form 10-K report under the caption "DEBT RESTRUCTURING," and Note B of the notes to the consolidated financial statements under the caption "Subsequent Events - Reorganization Proceedings Under Chapter 11 of the Bankruptcy Code". Such information is incorporated herein by reference.

RESULTS OF OPERATIONS

SALES


                                                YEAR ENDED               YEAR ENDED               YEAR ENDED
                                               JANUARY 29,              JANUARY 30,               JANUARY 31,
                                                   2000                     1999                     1998
                                            -------------------     ---------------------     --------------------

Sales                                          $ 932,789                $ 943,805                $ 967,090
Percent Change                                    (1.2)%                   (2.4)%                   (4.7)%
Same Store Change                                 (3.3)%                   (2.3)%                   (5.2)%


Sales for fiscal 1999 were $932.8 million, a decrease of $11.0 million or 1.2% from fiscal 1998. Same store sales decreased 3.3% from fiscal 1998 to fiscal 1999. Same store sales decreases are attributed primarily to a continuation of competitive store openings during the year. The Company was operating 84 stores as of the end of fiscal 1999 and 89 stores at the end of fiscal 1998.

Sales for fiscal 1998 were $943.8 million, a decrease of $23.3 million or 2.4% from fiscal 1997. Same store sales decreased 2.3% from fiscal 1997 to fiscal 1998. Same store sales decreases are attributed primarily to competitive store openings during the year. The Company was operating 89 stores as of the end of fiscal 1998 and 90 stores at the end of fiscal 1997.

GROSS MARGIN

Gross margin as a percentage of sales was 25.98% in fiscal 1999 compared to 24.68% in fiscal 1998 and 25.19% in fiscal 1997. Gross margin was $9.4 million or 4.02% higher in fiscal 1999 than in fiscal 1998 due primarily to a decrease of $7.4 million in promotional costs, an increase of $2.0 million in vendor rebates and allowances, a favorable change in LIFO of $1.4 million, and better buying practices, including the benefit of new systems installed in fiscal 1997 and 1998, partially offset by $2.7 million in volume-related decreases. The decrease in gross margin in fiscal 1998 is primarily the result of volume-related decreases of $5.9 million and a $4.8 million decrease primarily due to increased promotional activity. Gross margin included a net benefit for LIFO of $0.7 million (due primarily to the effect of layer liquidation benefits of $0.9 million), or 0.08% of sales, in fiscal 1999; a charge of $0.7 million, or 0.07% of sales in fiscal 1998; and a charge of $0.8 million, or 0.08% of sales, in fiscal 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses as a percentage of sales were 22.07% in fiscal 1999 compared to 21.53% in fiscal 1998 and 21.52% in fiscal 1997. Selling, general and administrative expenses were $2.6 million or 1.3% higher in fiscal 1999 than 1998 due primarily to $3.8 million in increased occupancy costs relating to newer stores, $2.6 million in contractual wage increases and a $1.3 million increase in insurance expense due to a favorable reduction in reserves in fiscal 1998 not repeated in fiscal 1999, partially offset by a $2.9 million decrease in technology related costs and $1.5 million for the elimination of balances relating to certain stores sold during fiscal 1999, including capital lease assets and related obligations and deferred gains. Selling, general and administrative expenses were $4.9 million or 2.4% lower in fiscal 1998 than fiscal 1997 primarily due to lower sales, increased associate productivity, a $1.0 million gain on the sale of the bakery and a $2.1 million temporary reduction in associate benefit costs (health and welfare), partially offset by increased costs relating to strategic systems initiatives of $3.4 million.

PROVISION FOR STORE CLOSING, ASSET REVALUATION AND LEASE TERMINATION

During fiscal 1999, the Company added three stores to the reserve for which $1.7 million was provided for estimated future costs, including $0.9 million for future lease costs and $0.8 million for asset revaluations. During fiscal 1998 the Company benefited $0.6 million from favorable lease terminations and changes in estimates for six stores that were included in the reserve at January 31, 1998, and from $0.2 million in favorable changes in estimates for stores remaining in the reserve at January 30, 1999. Additionally, during fiscal 1998, the Company added two stores to the reserve for which $0.8 million was provided for estimated future costs. During fiscal 1997, the costs to close three stores of $0.6 million and provide for $1.9 million of estimated future costs on stores to be closed was offset by $1.2 million of favorable lease terminations and $1.3 million of favorable changes in estimates on closed stores. (See Note E to the Company's consolidated financial statements, "Reserve for Closed Stores").

During fiscal 1999, the Company also recognized a charge of $6.7 million for asset revaluations. This charge represents $4.6 million in revaluations on assets for underperforming stores and a $2.1 million write off of the entire unamortized balance of goodwill (see Note C in the notes to the consolidated financial statements).

In the fourth quarter of fiscal 1998, the Company accrued $2.9 million, payable in 12 equal monthly installments in calendar 1999, for costs associated with the migration from mainframe to client/server technology. The charge primarily relates to future lease costs relating to the mainframe, and various related software, software licenses and contracting costs. Such charge is included in the caption "Store closing, asset revaluation and lease termination" in the consolidated statements of operations (see Note I in the notes to the consolidated financial statements).

The Company closed five stores during fiscal 1999, four stores during fiscal 1998 and three stores during fiscal 1997.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense as a percentage of sales was 2.22% in fiscal 1999 compared to 2.00% in fiscal 1998 and 1.97% in fiscal 1997. Depreciation and amortization expense was $1.9 million or 10.0% higher in fiscal 1999 than fiscal 1998 due to a $1.0 million increase in capital lease depreciation and $0.9 million increase in amortization of software. The decrease in depreciation and amortization expense in fiscal 1998 is primarily related to a number of assets being fully depreciated in fiscal 1997 offset partially by increased depreciation on capital lease assets and amortization of software costs. There were three replacement stores and one new store opened in fiscal 1999, two replacement stores and one new store opened in fiscal 1998 and one new store opened in fiscal 1997.

OPERATING INCOME

Operations for fiscal 1999 resulted in operating income of $7.4 million or 0.79% of sales compared to operating income of $7.9 million or 0.84% of sales during fiscal 1998 and operating income of $16.4 million or 1.70% of sales in fiscal 1997. Operating income decreased in fiscal 1999 due primarily to store closing and asset revaluation charges partially offset by gross margin increases. Operating income in fiscal 1998 decreased due primarily to gross margin decreases, increased costs related to strategic systems initiatives and the charge for costs associated with the migration from mainframe to client/server technology, partially offset by the reduction in selling, general and administrative costs.

INTEREST EXPENSE

Net interest expense increased to 1.49% of sales in fiscal 1999 compared to 1.26% of sales in fiscal 1998 and 1.22% of sales in fiscal 1997. Interest expense increased in fiscal 1999 and 1998 due primarily to increased interest on capital lease obligations.

NET EARNINGS (LOSS)

The Company recognized a net loss of $6.5 million or $0.60 per share on a diluted basis for fiscal 1999 compared to a net loss of $3.9 million or $0.36 per share on a diluted basis for fiscal 1998 and net earnings for fiscal 1997 of $5.1 million or $0.45 per share on a diluted basis. The weighted average common shares outstanding were 10,935,887, 10,936,559, and 10,919,720 for fiscal years 1999, 1998 and 1997, respectively.

No tax benefit was recognized in fiscal 1999 or 1998 as the Company is in a net operating loss carryforward position. The fiscal 1997 tax provision benefited from the utilization of net operating loss carryforwards that were not previously recognized. Valuation allowances have been established for the entire amount of net deferred tax assets due to the uncertainty of future recoverability (See Note J to the Company's consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

As a result of the Company's inability to refinance its Senior Notes, due April 15, 2000, the Company filed the Bankruptcy Case on February 29, 2000. The Company is currently operating its business and managing properties as a debtor-in-possession pursuant to the Bankruptcy Code (see PART 1, ITEM 1 of this Form 10-K report under the caption "DEBT RESTRUCTURING" and Note B of the notes to the consolidated financial statements under the caption "Subsequent Events - Reorganization Proceedings Under Chapter 11 of the Bankruptcy Code").

In connection with the Plan, the Company expects to make $15 million in principal payments on the Senior Notes. In the event the Company rejects the 17 remaining leases out of the 20 stores to be closed (one store was owned and two stores were sold or terminated subsequent to year end), the Company would expect to make payments of approximately $9.1 million. In addition, the Company expects to pay another $2.2 million for lease rejection payments on the dark stores.

In connection with the Plan, the Company estimates that it will incur approximately $1.6 million in charges related to employee termination benefits and $4.0 million for professional fees related to the Plan and the Bankruptcy Case, including a payment of $1.3 million to Jeffries and Company for financial advisory fees upon consummation of a confirmed Plan.

The Plan expenditures discussed above will be funded primarily from existing cash, internally generated cash flows from operations, proceeds from the sale of certain of the Company's assets, and short-term borrowings from the DIP Facility and Exit Facility.

During fiscal 1999, the 20 underperforming stores had sales of approximately $140 million and operating losses of approximately $3 million, excluding corporate allocations of overhead. As such, the Company anticipates that the closing of the stores will have a favorable impact on operating income, excluding the expenses related to the debt restructuring and Bankruptcy Case, which is discussed in PART 1, ITEM 1 of this Form 10-K report under the caption "DEBT RESTRUCTURING" and Note B of the notes to the consolidated financial statements under the caption "Subsequent Events - Reorganization Proceedings Under Chapter 11 of the Bankruptcy Code".

Net cash flows from operating activities were $3.2 million in fiscal 1999 compared to $21.1 million in fiscal 1998 and $8.5 million in fiscal 1997. The 1999 decrease compared to 1998 is due primarily to a $21.4 million decrease in accounts payable and accrued and other liabilities, compared to an increase of $3.9 million in 1998. The 1998 increase compared to 1997 is due primarily to a $9.1 million decrease in inventories, compared to an increase of $8.2 million in 1997. Working capital changes used $17.9 million of cash in fiscal 1999 compared to fiscal 1998 providing $2.5 million of cash and fiscal 1997 using $18.4 million of cash.

Capital expenditures totaled $28.8 million in fiscal 1999, $39.7 million in fiscal 1998 and $21.6 million in fiscal 1997, including $6.1 million, $19.2 million and $6.1 million invested in property held for resale in fiscal 1999, 1998, and 1997, respectively.

The following table summarizes store development and planned reductions:


                                             PLANNED
                                             FISCAL            FISCAL             FISCAL
                                              2000              1999               1998
                                           ------------      ------------       ------------

New stores                                      0                 4                  3
Store closings and sales                       20                 9                  4
Expansions and major remodels                   5                 4                  3
Store count, end of year                       64                84                 89


The Company is planning capital expenditures of approximately $13.7 million in fiscal 2000, which is expected to be funded primarily from internally generated cash flows, sale/leaseback transactions and short-term borrowings from the DIP Facility and Exit Facility.

The Company owned nine of its 84 stores as of January 29, 2000, one of which was included in "Property held for resale", and leased the remainder. Three stores were sold and leased back providing $18.5 million of proceeds during fiscal 1999, six stores were sold and leased back providing $31.0 million of proceeds during fiscal 1998 and one store was sold and leased back providing $2.8 million of proceeds during fiscal 1997. The Company sold four stores, including property, equipment and inventory, during fiscal 1999 providing $11.9 million of proceeds.

State insurance reserve requirements for funds held in escrow by third parties to satisfy claim liabilities recorded for workers' compensation, automobile and general liability costs were reduced by $3.8 million in fiscal 1998. These funds were returned to Eagle from November 1, 1998 to October 31, 1999, primarily through the elimination of funding requirements for workers' compensation and general liability loss projections for this period.

The Company completed a three-year agreement in May of 1995 with Congress for a $40 million Revolving Credit Facility. The Revolving Credit Facility is secured by inventories located at the Company's central distribution facility and stores and is intended to provide for the Company's short-term liquidity needs and capital expenditures. On February 9, 2000, the Company entered into an amendment of the Revolver with Congress which extended the terms of the existing Revolver and provided the DIP Facility if the Company became subject to a proceeding under Chapter 11 of Title 11 of the United States Code. The DIP financing was defined in the amendment as financing with terms and conditions substantially identical to the terms and conditions set forth in the Revolver, both of which to have a term ending on April 15, 2002, per the amendment. As a result of the Bankruptcy Case, the $2 million dollar balance on the Revolver as of the Petition Date became a secured claim with an estimated recovery of 100% through the Bankruptcy Case per the Plan.

On March 21, 2000, the Court entered a final order approving the DIP Facility. The DIP Facility is available to provide funds to the Company for continuous operations and to meet ongoing financial commitments to vendors and employees during the Bankruptcy Case. Congress has committed to provide the financing for the Company after exiting from bankruptcy, and they are in the process of negotiating the terms and conditions of the Exit Facility. The Exit Facility is conditioned upon confirmation and consummation of the Plan and the Company anticipates it will have substantially the same terms and conditions as the Revolving Credit Facility

(see PART 1, ITEM 1 of this Form 10-K report under the caption "DEBT RESTRUCTURING" and Note B of the notes to the consolidated financial statements under the caption "Subsequent Events - Reorganization Proceedings Under Chapter 11 of the Bankruptcy Code").

At January 29, 2000, the Company had no borrowing against the Revolving Credit Facility and no letters of credit outstanding, resulting in $38.4 million of availability under the amended Credit Agreement. The availability under the Amended Credit Agreement is expected to decrease by approximately $6.0 million due to the elimination of inventory in the 20 underperforming stores to be closed/sold, and the Company expects additional reductions relating to borrowing for costs associated with the Plan as noted above.

The following table summarizes borrowing and interest information for the
Revolver:


                                                           FISCAL 1999        FISCAL 1998       FISCAL 1997
                                                           JANUARY 29,        JANUARY 30,       JANUARY 31,
                                                              2000               1999              1998
                                                         ----------------   ----------------  ----------------
(DOLLARS IN MILLIONS)

Borrowed as of year-end                                       $  -               $  -            $    7.2
Letters of Credit as of year-end                              $  -               $  -            $   -
Maximum amount outstanding during year                        $  6.4             $  10.3         $   13.8
Average amount outstanding during year                        $  0.2             $   0.9         $    1.0
Weighted average interest rate                                   9.0 %               9.2 %            9.3 %


Working capital and the current ratio were as follows:


                                                  WORKING              CURRENT
                                                  CAPITAL               RATIO
                                              -----------------    -----------------
(DOLLARS IN MILLIONS)
January 29, 2000                                 $ (70.0)              0.61 to 1
January 30, 1999                                 $  17.4               1.18 to 1
January 31, 1998                                 $  13.4               1.14 to 1


The Company was in compliance with all covenants at January 29, 2000, however the Company filed bankruptcy on February 29, 2000 (see PART 1, ITEM 1 of this Form 10-K report under the caption "DEBT RESTRUCTURING" and Note B of the notes to the consolidated financial statements under the caption "Subsequent Events - Reorganization Proceedings Under Chapter 11 of the Bankruptcy Code").

The Company reclassified its $100 million in Senior Notes, due April 15, 2000, from Long-Term Debt to Current Liabilities, resulting in negative working capital of $70.0 million at January 29, 2000.

Management believes that the Plan and the funds available from the DIP Facility and Exit Facility, along with proceeds from sale of certain of the Company's assets, cash on hand and cash provided by operations, will provide sufficient liquidity to the Company.

INFLATION

Inflation has had only a minor effect on the operations of the Company and its internal and external sources of liquidity and working capital.

NEW ACCOUNTING STANDARDS

In June 1998 the Financial Accounting Standards Board issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities." This new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This standard is effective for the Company's 2001 fiscal year. The Company has not yet completed its evaluation of this standard or its potential impact on the Company's reporting requirements.


SAFE HARBOR STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

The statements under Management's Discussion and Analysis of Financial Condition and Results of Operations and the other statements in this Form 10-K which are not historical facts are forward looking statements. These forward looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the effect of economic conditions, the impact of competitive stores and pricing, availability and costs of inventory, the rate of technology change, the cost and uncertain outcomes of pending and unforeseen litigation, the approval of the Plan by the Bankruptcy Court, the ability of the Company to consummate the Plan on the terms specified in such Plan and the timing of such consummation, the availability of capital, supply constraints or difficulties, the effect of the Company's accounting policies, the effect of regulatory, legal and other risks detailed in the Company's Securities and Exchange Commission filings.

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

The following describes information relating to the Company's instruments which are subject to interest rate risk at January 29, 2000 (dollars in millions):


Description                Contract Terms            Interest Rate              Cost             Fair Value
-----------                --------------            -------------              ----             ----------

Senior Notes               Due April 15, 2000        8 5/8% fixed               $100             $73.0

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT
To the Board of Directors and Shareholders of Eagle Food Centers, Inc.:

We have audited the accompanying consolidated balance sheets of Eagle Food Centers, Inc. and subsidiaries as of January 29, 2000 and January 30, 1999, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended January 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Eagle Food Centers, Inc. and subsidiaries as of January 29, 2000 and January 30, 1999 and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the year ended
January 29, 2000 have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company filed for Chapter 11 Bankruptcy on February 29, 2000 in order to reorganize the Company's operations and restructure the Company's Senior Notes. The Company is uncertain about if or when it will emerge from Chapter 11 Bankruptcy, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning this matter are also discussed in Note B. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof;
(c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

As discussed in Note C to the financial statements, the Company changed its method of accounting for goodwill.

DELOITTE & TOUCHE LLP

Davenport, Iowa
April 14, 2000

EAGLE FOOD CENTERS, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------------------------------------------

                                                                               JANUARY 29,         JANUARY 30,
ASSETS                                                                            2000                1999
                                                                               ---------           ---------
Current assets:
  Cash and cash equivalents                                                    $  18,558           $  11,775
  Restricted assets                                                                6,418               9,846
  Accounts receivable, net of allowance for doubtful accounts
    of $1.4 million in fiscal 1999 and $1.2 million in fiscal 1998                15,536              16,537
  Income taxes receivable                                                             25                 926
  Inventories, net of LIFO reserve of $9.6 million in fiscal 1999 and
    $10.3 million in fiscal 1998                                                  66,690              74,069
  Prepaid expenses and other                                                         780               1,392
                                                                               ---------           ---------
           Total current assets                                                  108,007             114,545

Property and equipment (net)                                                     128,971             132,364

Other assets:
  Deferred debt issuance costs (net)                                                 104                 585
  Excess of cost over fair value of net assets acquired (net)                         --               2,325
  Property held for resale                                                         8,016              20,025
  Other                                                                           15,318              13,471
                                                                               ---------           ---------
           Total other assets                                                     23,438              36,406
                                                                               ---------           ---------
           Total assets                                                        $ 260,416           $ 283,315
                                                                               =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                             $  36,365           $  47,434
  Payroll and associate benefits                                                  14,294              14,318
  Accrued liabilities                                                             15,026              25,353
  Reserve for closed stores                                                        3,088               1,302
  Accrued taxes                                                                    8,155               7,795
  Current portion of long term debt                                              101,128                 991
                                                                               ---------           ---------
           Total current liabilities                                             178,056              97,193
Long term debt:
  Senior Notes                                                                        --             100,000
  Capital lease obligations                                                       42,879              37,779
  Other                                                                              728                  --
                                                                               ---------           ---------
           Total long term debt                                                   43,607             137,779
Other liabilities:
  Reserve for closed stores                                                        6,898               9,434
  Other deferred liabilities                                                       9,877              10,523
                                                                               ---------           ---------
           Total other liabilities                                                16,775              19,957
Shareholders' equity:
  Preferred stock, $.01 par value, 100,000 shares authorized                          --                  --
  Common stock, $.01 par value, 18,000,000 shares authorized,
    11,500,000 shares issued                                                         115                 115
  Capital in excess of par value                                                  53,336              53,336
  Common stock in treasury, at cost, 560,952 and 581,202 shares                   (2,228)             (2,309)
  Accumulated other comprehensive income                                              13                  47
  Other                                                                               --                (140)
  Retained earnings (deficit)                                                    (29,258)            (22,663)
                                                                               ---------           ---------
           Total shareholders' equity                                             21,978              28,386
                                                                               ---------           ---------
           Total liabilities and shareholders' equity                          $ 260,416           $ 283,315
                                                                               =========           =========

See notes to the consolidated financial statements.

EAGLE FOOD CENTERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------------------------------------------

                                                        YEAR ENDED            YEAR ENDED            YEAR ENDED
                                                        JANUARY 29,           JANUARY 30,           JANUARY 31,
                                                           2000                  1999                  1998
                                                     ------------------   -------------------   -------------------

Sales                                                  $    932,789           $    943,805           $    967,090
Cost of goods sold                                          690,456                710,830                723,446
                                                       ------------           ------------           ------------
           Gross margin                                     242,333                232,975                243,644
Operating expenses:
  Selling, general and  administrative                      205,820                203,220                208,133
  Store closing, asset revaluation and
    lease termination                                         8,367                  2,925                   --
  Depreciation and amortization                              20,781                 18,885                 19,068
                                                       ------------           ------------           ------------
           Operating income                                   7,365                  7,945                 16,443
Interest expense                                             13,906                 11,870                 11,751
                                                       ------------           ------------           ------------
Earnings (loss) before income taxes                          (6,541)                (3,925)                 4,692
Income taxes (benefit)                                         --                     --                     (400)
                                                       ------------           ------------           ------------
Net earnings (loss)                                    $     (6,541)          $     (3,925)          $      5,092
                                                       ============           ============           ============


Weighted average common shares outstanding               10,935,887             10,936,559             10,919,720
Weighted average common and potential
  common shares outstanding                              10,995,917             11,084,569             11,364,496

Basic net earnings (loss) per common share:
  Net earnings (loss)                                  $      (0.60)          $      (0.36)          $        .47
                                                       ============           ============           ============
Diluted net earnings (loss) per common share:
  Net earnings (loss)                                  $      (0.60)          $      (0.36)          $        .45
                                                       ============           ============           ============

See notes to the consolidated financial statements.

EAGLE FOOD CENTERS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                        COMMON STOCK
                                                     -------------------------------------------------------------------------------


                                                                                        CAPITAL IN                  TREASURY
                                                                             PAR         EXCESS OF     -----------------------------
                                                           SHARES           VALUE        PAR VALUE          SHARES         DOLLARS
                                                     ------------------  ----------- ----------------  ---------------- ------------

BALANCE, FEBRUARY 1, 1997                                11,500,000        $ 115         $ 53,336           633,361        $ (2,590)

  Comprehensive income/(loss):

      Net earnings

      Pension liability adjustment (net of tax)

      Change in unrealized gain/(loss)
        on marketable securities

      Total comprehensive income/(loss)

  Purchase of treasury shares                                                                                12,953             (49)

  Stock options exercised                                                                                   (93,187)            380
                                                     ------------------  ----------- ----------------  ---------------- ------------

BALANCE, JANUARY 31, 1998                                11,500,000          115           53,336           553,127          (2,259)

  Comprehensive income/(loss):

      Net loss

      Pension liability adjustment (net of tax)

      Change in unrealized gain/(loss)
        on marketable securities

      Total comprehensive income/(loss)

  Purchase of treasury shares                                                                                50,200            (137)

  Forgiveness of officer stock
     sale receivable

  Stock options exercised                                                                                   (22,125)             87
                                                     ------------------  ----------- ----------------  ---------------- ------------

BALANCE, JANUARY 30, 1999                                11,500,000          115           53,336           581,202          (2,309)

  Comprehensive income/(loss):

      Net loss

      Pension liability adjustment (net of tax)

      Change in unrealized gain/(loss)
        on marketable securities

      Total comprehensive income/(loss)

  Forgiveness of officer stock
     sale receivable

  Stock options exercised                                                                                   (20,250)             81
                                                     ------------------  ----------- ----------------  ---------------- ------------

BALANCE, JANUARY 29, 2000                                11,500,000        $ 115         $ 53,336           560,952        $ (2,228)
                                                     ==================  =========== ================  ================ ============

See notes to the Consolidated Financial Statements



                                                                                         ACCUMULATED
                                                                          RETAINED          OTHER
                                                                          EARNINGS      COMPREHENSIVE         TOTAL
                                                          OTHER           (DEFICIT)     INCOME/(LOSS)         EQUITY
                                                     ------------------  ----------- ------------------  --------------
  BALANCE, FEBRUARY 1, 1997                              $ (281)         $ (23,725)  $       (167)       $   26,688

  Comprehensive income/(loss):

      Net earnings                                                           5,092

      Pension liability adjustment (net of tax)                                               111

      Change in unrealized gain/(loss)
        on marketable securities                                                              138

      Total comprehensive income/(loss)                                                                       5,341

  Purchase of treasury shares                                                                                   (49)

  Stock options exercised                                                     (123)                             257
                                                     ------------------  ----------- ------------------  ---------------

BALANCE, JANUARY 31, 1998                                  (281)           (18,756)            82            32,237

  Comprehensive income/(loss):

      Net loss                                                              (3,925)

      Pension liability adjustment (net of tax)                                              (141)

      Change in unrealized gain/(loss)
        on marketable securities                                                              106

      Total comprehensive income/(loss)                                                                      (3,960)

  Purchase of treasury shares                                                                                  (137)

  Forgiveness of officer stock
     sale receivable                                        141                                                 141

  Stock options exercised                                                       18                              105
                                                     ------------------  -----------  ------------------  ---------------

BALANCE, JANUARY 30, 1999                                  (140)           (22,663)            47            28,386

  Comprehensive income/(loss):

      Net loss                                                              (6,541)

      Pension liability adjustment (net of tax)                                               176

      Change in unrealized gain/(loss)
        on marketable securities                                                             (210)

      Total comprehensive income/(loss)                                                                      (6,575)

  Forgiveness of officer stock
     sale receivable                                        140                                                 140

  Stock options exercised                                                      (54)                              27
                                                     ------------------  -----------  ------------------  ---------------

BALANCE, JANUARY 29, 2000                            $           -       $ (29,258)   $        13         $  21,978
                                                     ==================  ===========  ==================  ===============

See notes to the Consolidated Financial Statements


EAGLE FOOD CENTERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          YEARS ENDED
                                                                     ------------------------------------------------------
                                                                        JANUARY 29,       JANUARY 30,       JANUARY 31,
                                                                           2000              1999              1998
                                                                     ----------------   -----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                  $ (6,541)          $ (3,925)           $ 5,092
Adjustments to reconcile net earnings (loss) to
net cash flows from operating activities:
     Depreciation and amortization                                     20,781             18,885             19,068
     Store closing, asset revaluation and lease termination             8,367              2,925                 --
     LIFO (credit) charge                                                (735)               685                775
     Deferred charges and credits                                         707                893              1,358
     (Gain) loss on disposal of assets                                 (1,414)              (910)               603
Changes in assets and liabilities:
     Receivables and other assets                                      (3,003)            (8,015)            (3,902)
     Inventories                                                        8,114              9,087             (8,221)
     Accounts payable                                                 (11,069)             4,356               (746)
     Accrued and other liabilities                                    (10,348)              (477)            (3,216)
     Principal payments on reserve for closed stores                   (1,632)            (2,444)            (2,275)
                                                                     --------           --------           --------
        Net cash flows from operating activities                        3,227             21,060              8,536
                                                                     --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Sales (purchases) of marketable securities, net                    3,218                609             (1,246)
     Additions to property and equipment                              (22,710)           (20,532)           (15,560)
     Additions to property held for resale                             (6,100)           (19,150)            (6,069)
     Cash proceeds from sale/leasebacks or dispositions
        of property and equipment                                      11,418             14,392              3,664
     Cash proceeds from sale/leasebacks or dispositions
        of property held for resale                                    18,903             18,450              2,041
                                                                     --------           --------           --------
        Net cash flows from investing activities                        4,729             (6,231)           (17,170)
                                                                     --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Deferred financing costs                                              --                (50)                --
     Principal payments of capital lease obligations                   (1,173)              (772)            (2,546)
     Net revolving credit (repayment) borrowing                            --             (7,208)             7,208
     Purchase of treasury stock                                            --               (137)               (49)
                                                                     --------           --------           --------
        Net cash flows from financing activities                       (1,173)            (8,167)             4,613
                                                                     --------           --------           --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                 6,783              6,662             (4,021)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         11,775              5,113              9,134
                                                                     --------           --------           --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                             $ 18,558           $ 11,775           $  5,113
                                                                     ========           ========           ========

See notes to the consolidated financial statements.

EAGLE FOOD CENTERS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 29, 2000, JANUARY 30, 1999, AND JANUARY 31, 1998
--------------------------------------------------------------------------------


NOTE A - ORGANIZATION - Eagle Food Centers, Inc. (the "Company"), a Delaware corporation, is engaged in the operation of retail food stores, with 84 stores in the Quad Cities area of Illinois and Iowa, north, central and eastern Illinois, eastern Iowa, and the Chicago/Fox River Valley and northwestern Indiana area.

NOTE B - SUBSEQUENT EVENTS - REORGANIZATION PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

On February 29, 2000 (the "Petition Date"), the Company filed a voluntary petition under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). The petition was filed in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") under case number 00-01311 (the "Bankruptcy Case"). The Company continues to manage its affairs and operate its business as a debtor-in-possession while the Bankruptcy Case is pending. The Bankruptcy Case, which is proceeding before the United States District Court for the District of Delaware (the "Court"), was commenced in order to implement a financial restructuring of the Company that had been negotiated with holders of approximately 29% of the principal amount of the Company's Senior Notes due April 15, 2000 (the "Senior Notes").

The Bankruptcy Case was commenced in order to implement a financial restructuring of the Company, which includes reorganizing the Company's operations and restructuring its Senior Notes. The critical terms of the Plan were pre-negotiated with the Company's largest secured lender, Congress Financial Corporation (Central) ("Congress"), and the largest identifiable unsecured institutional holders. Prior to the filing, the Company had definitive lock-up agreements from the largest institutional holders of its 8 5/8% Senior Notes due April 15, 2000 representing approximately $29 million of the $100 million in Senior Notes. Pursuant to the lock-up agreements, the identified institutional holders agreed to vote in favor of the plan of reorganization with the Court. On March 10, 2000, the Company filed a plan of reorganization to implement the financial restructuring, which plan was subsequently amended on April 17, 2000 (as further amended or modified, the "Plan")

The Plan contemplates the closing or sale of 20 underperforming locations, which will reduce the number of operating stores from 84 for the year ended January 29, 2000 to 64. The Company estimates that total sales will decrease to approximately $800 million in fiscal 2000 as a result of the decrease in stores. During fiscal 1999, the 20 underperforming stores had sales of approximately $140 million and operating losses of approximately $3 million, excluding corporate allocations of overhead. As such, the Company anticipates that the closing of the stores will have a favorable impact on operating income, excluding the expenses related to the debt restructuring and Bankruptcy Case, which is discussed below.

The Plan also provides, among other things, for replacement of the Senior Notes with new notes (the "New Senior Notes") that have the following material terms and conditions; (i) a maturity date of April 15, 2005, (ii) an interest rate of 11%, (iii) a $15 million repayment of outstanding principal by the Company upon the effective date of the Plan, and (iv) the Company may, at its option and with no prepayment penalty, redeem the New Senior Notes at any time at 100% of the principal amount outstanding at the time of redemption. In addition, under the Plan, the Company will give 15% of the fully-diluted common stock of the Company to the holders of the Senior Notes, of which 10% will be returned to the Company if the Company is sold or the debt is retired prior to October 15, 2001. If the Company is sold or the debt is retired prior to October 15, 2002, 5% of the common stock will be returned to the Company. None of the common stock will be returned to the Company if the Company is not sold or the debt retired prior to October 15, 2002.

On February 9, 2000, the Company entered into an amendment of the Revolving Credit Facility (the "Revolver") with Congress which extended the terms of the existing Revolver and provided the interim debtor-in-possession financing (the "DIP Facility") if the Company became subject to a proceeding under Chapter 11 of Title 11 of the United States Code. The DIP financing was defined in the amendment as financing with terms and conditions substantially identical to the terms and conditions set forth in the Revolver, both of which to have a term ending on April 15, 2002, per the amendment. As a result of the Bankruptcy Case, the $2 million dollar balance on the Revolver as of the Petition Date became a secured claim with an estimated recovery of 100% through the Bankruptcy Case per the Plan.

On March 21, 2000, the Court entered a final order approving the DIP Facility. The DIP Facility is available to provide funds to the Company for continuous operations and to meet ongoing financial commitments to vendors and employees during the Bankruptcy Case. Congress has committed to provide the financing for the Company after exiting from bankruptcy, and they are in the process of negotiating the terms and conditions of this credit facility (the "Exit Facility"). The Exit Facility is conditioned upon confirmation and consummation of the Plan and the Company anticipates it will have substantially the same terms and conditions as the Revolving Credit Facility.

On March 1, 2000, the Court approved various "first day" requests including, among other things, the payment of prepetition claims of employees, utilities, reclamation claimants, critical trade vendors, and other key constituents. On March 21, 2000, the Court authorized Eagle to pay all prepetition claims of its remaining trade creditors.

On April 17, 2000, the Court approved the Company's Disclosure Statement (the "Disclosure Statement") relating to the Plan. The Company has now mailed the Disclosure Statement to all of its creditors and shareholders entitled to vote on the Plan, and the Bankruptcy Court has scheduled a hearing on confirmation of the Plan for May 17, 2000. Assuming the Plan is accepted by the classes of creditors and shareholders entitled to vote on the Plan and the Bankruptcy Court approves the Plan, the Company expects the Plan to become effective approximately thirty days following the confirmation date. There is no assurance that the Court will confirm the Plan on May 17, 2000 or that the Plan will become effective thirty days thereafter.

In accordance with the Bankruptcy Code, the Company may seek approval of the Bankruptcy Court for the rejection of unexpired real estate leases. On March 21, 2000, the Bankruptcy Court approved a process by which unexpired real estate leases may be rejected. Additionally, the Company is pursuing the assignment or sublease of leases on stores that are closed or that will be closed in connection with the Plan. However, if the leases on these stores cannot be assigned or subleased, the Company plans to reject these leases through the Bankruptcy Case. Under Bankruptcy Law, the Company's liability on claims resulting from such rejections is capped at the greater of 15% of the remaining lease payments (limited to three year's lease payments) or one year's lease payments, to the landlord to reject the leases (the "Rejection Damages Cap"). Rejection of the leases, however, does not limit the Company's obligation with respect to damages arising from the rejection of any corresponding subleases.

As of the 1999 fiscal year end, the Company had the following stores (including one owned store) for which the leases either will, or may be, rejected through the Bankruptcy Case or otherwise terminated subsequent to fiscal year end:

                  DESCRIPTION                                        STORES
                  -----------                                        ------

         Stores included in the closed store reserve:
           Dark stores                                                 10
           Subleased stores                                             8
         Stores closed and fully subleased                              3
         Stores open at January 29, 2000, to be closed
          or sold in connection with the Plan                          20
         Stores with leases that have been assigned                    11
                                                                       --
                  Total                                                52
                                                                       --

In the event the Company rejects the 17 remaining leases out of the 20 stores to be closed (one store was owned and two stores were sold or terminated subsequent to fiscal year end), the Company would expect to accrue approximately $9.1 million for lease rejection costs. In addition, the Company would reduce the closed store reserve by approximately $2.7 million for nine of the 10 dark stores (one store lease expired subsequent to fiscal year end) to reduce the liability related to such stores to an amount equal to the estimated lease rejection costs for the dark stores. The Company has not determined whether it will reject the leases on subleased stores or stores for which leases have been assigned.

In connection with the Company's rejection of leases, Lucky Stores, Inc. ("Lucky"), the assignor or sublessor of numerous leases to the Company (including eight dark stores and 13 stores to be closed), has notified the Company that it will assert an indemnification claim under a certain Transaction Agreement dated as of October 9, 1987 based on the Company's rejection of the leases related to eight of the dark stores equal to the full obligation under such leases, totaling approximately $8.0 million (includes Rejection Damages Cap and indemnification claim). Additionally, Lucky has advised the Company that it will file similar claims in the event the Company rejects additional leases that Lucky assigned or subleased to the Company. If the Company is not able to assign, sublease, or otherwise terminate such leases, and thus rejects such leases through the Bankruptcy Case, the aggregate remaining obligation under the leases for the 13 stores to be closed for which damage claims for indemnification may be made is approximately $9.7 million (includes Rejection Damages Cap and indemnification claim). Although the Company disputes Lucky's right to payment on its indemnification claim beyond the Rejection Damages Cap and would not be required to pay both a landlord and Lucky the amount of the Rejection Damages Cap, there can be no assurance that the Company will prevail in any litigation regarding Lucky's indemnification claims in an amount in excess of the Rejection Damages Cap.

In connection with the Plan, the Company estimates that it will incur approximately $1.6 million in charges related to employee termination benefits, $0.3 million in gains on the sale or disposition of equipment and release of capital lease obligations, and approximately $4.0 million for professional fees related to the Plan and the Bankruptcy Case, including a payment of $1.3 million to Jeffries and Company for financial advisory fees upon consummation of a confirmed Plan.

The estimated costs are based on information presently available to the Company. However, the actual costs could differ materially from the estimates. Additionally, other costs may be incurred which cannot be presently estimated.

Of the 20 underperforming stores to be closed or sold, the Company sold one store, including property and equipment and inventory. and assigned the lease for proceeds of $1.9 million, assigned the lease and sold property and equipment for proceeds of $0.4 million for one other store, and closed a total of 13 stores subsequent to year end.

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, (i) confirmation of a plan of reorganization under the Bankruptcy Code, (ii) the Company's ability to achieve profitable operations after such confirmation, and (iii) the Company's ability to generate sufficient cash from operations to meet its obligations.

Management believes that the actions included in the plan of reorganization and the DIP Facility and Exit Facility, along with cash on hand and cash provided by operations, will provide sufficient liquidity to allow the Company to continue as a going concern; however, there can be no assurance that the sources of liquidity will be available or sufficient to meet the Company's needs. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR - The Company's fiscal year ends on the Saturday closest to January 31st. Fiscal 1999, 1998, and 1997 were 52-week years ending on January 29, 2000, January 30, 1999, and January 31, 1998, respectively.

BASIS OF CONSOLIDATION - The consolidated financial statements include the accounts of Eagle Food Centers, Inc. and all subsidiaries. All significant intercompany transactions have been eliminated.

RISKS AND UNCERTAINTIES - The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company is party to 18 collective bargaining agreements with seven local unions representing 94% of the Company's associates. Five contracts will expire during 2000, covering 22% of the Company's associates. The Company expects to negotiate with the unions and to enter into new collective bargaining agreements. There can be no assurance, however, that such agreements will be reached without a work stoppage. A prolonged work stoppage affecting a substantial number of stores could have a material adverse effect on results of the company's operations.

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

INVENTORIES - Inventories are valued at the lower of cost or market; cost is determined by the last-in, first-out (LIFO) method for substantially all inventories. The current cost of the inventories was greater than the LIFO value by $9.6 million at January 29, 2000 and $10.3 million at January 30, 1999. During fiscal 1999, inventory quantities were reduced, which resulted in a liquidation of certain LIFO layers carried at lower costs which prevailed in prior years. The effect of the layer liquidation for fiscal 1999 was to decrease cost of goods sold by $0.9 million.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed by using the straight-line method over the estimated useful lives of buildings, fixtures and equipment. Leasehold costs and improvements are amortized over their estimated useful lives or the remaining original lease term, whichever is shorter. Leasehold interests are generally amortized over the lease term plus expected renewal periods or 25 years, whichever is shorter. Property acquired under capital lease is amortized on a straight-line basis over the shorter of the estimated useful life of the property or the original lease term.

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

During the fiscal year ended January 29, 2000, the Company recognized impairment losses of $4.6 million consisting of write-downs to estimated fair value of fixtures and equipment, leasehold improvements, leasehold interest, capital lease assets, and goodwill of underperforming stores.

The reductions to fair value were based on management's estimate of the amount that could be realized from the sale of assets in a current transaction between willing parties based on professional appraisals, offers, actual sale or disposition of assets subsequent to year end and other indications of fair value. Operating stores were evaluated by estimating future cash flows on an undiscounted basis and identifying stores where such cash flows were less than the carrying value of the store' assets, including goodwill where applicable. The operations of such stores and estimates of future cash flows have been adversely affected by the continuation of competitive store openings.

DEBT ISSUANCE COSTS - Debt issuance costs, recorded net of accumulated amortization of $3.1 million at January 29, 2000 and $3.3 million at January 30, 1999, are amortized over the terms of the related debt agreements.

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED ("GOODWILL") - During the fourth quarter of fiscal 1999, the Company changed its method of measuring impairment of enterprise level goodwill from an undiscounted cash flows method to a market value method. A market value method compares the enterprise's net book value to the value indicated by the market price of its equity securities; if net book value exceeds the market capitalization, the excess carrying amount of goodwill is written off. The Company believes that the market value method is preferable since it provides a more current and realistic valuation than the undiscounted cash flows method and more closely matches the Company's fair value. In connection with the change in accounting policy with respect to the measurement of goodwill impairment described above, the entire unamortized goodwill balance of $2.1 million was written off during the fourth quarter of fiscal 1999. Such charge is included in the caption "Store closing, asset revaluation, and lease termination" of the consolidated statement of operations.

The Company compared the aggregate value of its outstanding common stock to book value during the period from January 31, 1999 through February 29, 2000, the date trading was suspended, due to the Bankruptcy Case. The market value of the Company's common stock was not less than book value for any significant period prior to September 2, 1999. The market value remained below book value from the period of September 2, 1999 through February 29, 2000. The Company believes the temporary decline in market value below book value was not other than temporary until the fourth quarter of fiscal 1999. As market value was less than book value reduced by goodwill for almost all of the approximately six month period ending February 29, 2000, the entire amount of the unamortized goodwill is considered impaired. Goodwill, recorded net of accumulated amortization of $0.9 million at January 30, 1999, was amortized using the straight-line method over 40 years.

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

DEFERRED SOFTWARE COSTS - The Company classifies software for internal use as Other Assets. Software costs are generally amortized over five years beginning when the software is placed in service. Deferred software balances were $14.3 million and $12.1 million as of January 29, 2000 and January 30, 1999, respectively; net of accumulated amortization of $6.4 million and $2.9 million, respectively.

SELF-INSURANCE - The Company is primarily self-insured, through its captive insurance subsidiary, for workers' compensation, automobile and general liability costs. For the insurance year beginning November 1, 1997, the automobile liability has been placed with an outside insurance company. The self-insurance claim liability is determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. Self insurance claim liabilities of $7.0 million as of January 29, 2000 and $6.6 million as of January 30, 1999 are included in the "Accrued liabilities" caption of the balance sheet.

STORE CLOSING, ASSET REVALUATION AND LEASE TERMINATION - In the event the performance or utilization of underperforming stores and underutilized facilities cannot be improved, management may decide to close, sell or otherwise dispose of such stores or facilities. A charge for store closing and asset revaluation is provided when management has reached the decision to close, sell or otherwise dispose of such stores within one year and the costs can be reasonably estimated. The charge for store closing arises primarily from (a) the discounted value of future lease commitments in excess of the discounted value of estimated sublease revenues, (b) store closing costs, (c) elimination of any goodwill identified with such stores to be closed and (d) revaluing fixed assets to estimated fair values when assets are impaired, or to net realizable value for assets to be disposed of (see Long-Lived Assets above). Discount rates have been determined at the time a store was added to the closed store reserve and have not been changed to reflect subsequent changes in rates. The Company's policy is to use a risk-free rate of return for a duration equal to the average remaining lease term at the time the reserve was established. The discount rate used for reserves established in fiscal 1999 and 1998 was 5.2% and 4.7%, respectively.

The provision for store closing, asset revaluation and lease termination includes the charges discussed above (also see Note E), asset impairment charges for underperforming stores that are not being closed, sold or otherwise disposed of (see LONG-LIVED ASSETS above), goodwill impairment charges (see EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED ("GOODWILL") above) and computer lease termination charges discussed in Note I. The components of the provision for the years ended January 29, 2000, January 30, 1999, and January 31, 1998 were as follows:


                                                          YEAR ENDED       YEAR ENDED        YEAR ENDED
                                                          JANUARY 29,      JANUARY 30,       JANUARY 31,
                                                             2000             1999              1998
                                                        ---------------  ---------------   ---------------
(DOLLARS IN THOUSANDS)

Provision for store closing and asset revaluation            $1,664          $   --          $  --
Asset impairment charges for underperforming stores           4,571              --             --
Goodwill impairment charge                                    2,132              --             --
Computer lease termination charge                                --           2,925             --
                                                             ------          ------             --
Total                                                        $8,367          $2,925          $  --
                                                             ======          ======          =====




ADVERTISING EXPENSE - The Company's advertising costs, including radio and television production costs, are expensed as incurred and included in the "Selling, general and administrative" caption of the consolidated statement of operations. The components of advertising expense are as follows:


                         GROSS ADVERTISING                CO-OP CREDITS                 NET ADVERTISING
                     --------------------------     ---------------------------     -------------------------
                        DOLLARS     % OF SALES         DOLLARS     % OF SALES         DOLLARS    % OF SALES
(DOLLARS IN THOUSANDS)

Fiscal 1999                $ 14,862      1.6 %            $ 14,594       1.6 %              $268        -
Fiscal 1998                $ 17,520      1.8 %            $ 15,488       1.6 %            $2,032       0.2 %
Fiscal 1997                $ 16,054      1.7 %            $ 13,525       1.4 %            $2,529       0.3 %


EARNINGS (LOSS) PER SHARE - Earnings (loss) per share ("EPS") are computed in accordance with SFAS No. 128, "Earnings per Share". Basic EPS is computed by dividing consolidated net earnings (loss) by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing consolidated net earnings (loss) by the sum of the weighted average number of common shares outstanding and the weighted average number of potential common shares outstanding. Potential common shares consist solely of outstanding options under the Company's stock option plans. All outstanding options were excluded from the earnings (loss) per share calculation for 1999 and 1998 because they were anti-dilutive. Outstanding options excluded from the computation of potential common shares (option price exceeded the average market price during the period) amounted to 39,975 options for 1997.

RECLASSIFICATIONS - Certain reclassifications were made to prior years' balances to conform with current year presentation.

NEW ACCOUNTING STANDARDS - In June 1998 the Financial Accounting Standards Board issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities". This new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This standard is effective for the Company's 2001 fiscal year. The Company has not yet completed its evaluation of this standard or its potential impact on the Company's reporting requirements.


NOTE D - CONSOLIDATED STATEMENTS OF CASH FLOWS

For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

SUPPLEMENTAL CASH FLOW INFORMATION:


                                                             1999              1998              1997
                                                         ---------------  ---------------   ---------------
(DOLLARS IN THOUSANDS)

Cash paid for interest                                     $ 13,514           $ 11,717          $ 11,132
Cash paid for income taxes                                       47                 73                52
Non-cash additions to property and equipment                 18,536             30,603             2,761
Non-cash additions to the capital lease liability            18,536             30,603             2,761
Non-cash reductions in property and equipment
  in connection with sale of stores                          11,928               --                --
Non-cash reductions in capital lease liability
  in connection with sale of stores                          12,524               --                --
Treasury stock issued                                            81                 87               380
Non-cash transfer from property and equipment to
  property held for resale                                     --                 --               1,382
Non-cash transfer from closed store reserve to
  property and equipment                                        763                676              --
Additions to property and equipment and debt                    878               --                --
Unrealized gain (loss) on marketable securities                (210)               106               138

NOTE E - RESERVE FOR CLOSED STORES

An analysis of activity in the reserve for closed stores for the years ended January 29, 2000 and January 30, 1999, is as follows:


                                                                     JANUARY 29,        JANUARY 30,
                                                                        2000              1999
                                                                  -----------------  ----------------
(IN THOUSANDS)

Balance at beginning of year                                          $ 10,736           $ 13,882

Payments, primarily rental payments, net of sublease rentals
  of $1,313 in fiscal 1999 and $1,123 in fiscal 1998                    (2,303)            (1,450)

Lease termination payments                                                  --             (1,632)

Amount classified as a direct reduction of fixed assets                   (763)              (676)

Interest cost                                                              652                612

Provision for store closing and asset revaluation                        1,664                 --
                                                                      --------           --------

Balance at end of year (including $3.1 million
  and $1.3 million, respectively, classified as current)              $  9,986           $ 10,736
                                                                      ========           ========


The analysis above does not include the closing of the 20 underperforming stores in the Plan as the decision to close the stores was not made prior to January 29, 2000 (see Note B).

During fiscal 1999, the Company added three stores to the reserve for which $0.9 million is provided for estimated future costs and $0.8 million is provided to write down fixed assets to estimated fair value. In addition, one store was removed from the reserve due to a sale of assets and release of future obligations. During fiscal 1998, the Company benefited $0.6 million from favorable lease terminations and changes in estimates for six stores that were included in the reserve at January 31, 1998, and from $0.2 million in favorable changes in estimates for stores remaining in the reserve at January 30, 1999. Additionally, during fiscal 1998, the Company added two stores to the reserve, for which $0.8 million was provided for estimated future costs and write down of fixed assets to estimated fair value.

During fiscal 1997, the Company benefited from $1.2 million of favorable lease terminations for five stores that were included in the closed store reserve at February 1, 1997, and from $1.3 million in favorable changes in estimates for stores remaining in the reserve at January 31, 1998, based on current negotiations with the landlord or potential sublessees. Additionally, during fiscal 1997, the Company added six stores to the reserve, three of which were closed during the year with charges of $0.6 million for lease terminations, and three for which $1.9 million was provided for estimated future costs. The charges for the six stores were offset by the favorable lease terminations and changes in estimates.

The reserve at January 29, 2000, represents estimated future cash outflows primarily related to the present value of net future rental payments. It is management's opinion that the reserve will be adequate to cover continuing costs for the existing closed stores.

At the end of fiscal 1999, the reserve included estimated net future costs for ten closed stores, plus sublease subsidies for eight other closed stores. At the end of fiscal year 1998, the reserve included estimated net future costs for five closed stores and two stores to be closed, plus sublease subsidies for nine other closed stores.

A rollforward presentation of the number of stores in the closed store reserve for fiscal years 1999 and 1998 is as follows:


                                                               1999              1998
                                                           -------------    -------------

Number of stores in reserve at beginning of year                16                 20
Leases terminated/expired/removed from reserve .                (1)                (6)
Stores added to the closed store reserve                         3                  2
                                                               ---                ---
Number of stores in reserve at end of year                      18                 16
                                                               ===                ===

NOTE F - PROPERTY AND EQUIPMENT

The investment in property and equipment is as follows:


                                                              JANUARY 29,              JANUARY 30,
                                                                 2000                     1999
                                                          ------------------       ------------------
(IN THOUSANDS)

Land                                                         $   5,242                $   7,315
Buildings                                                       22,087                   27,168
Leasehold costs and improvements                                41,235                   36,797
Fixtures and equipment                                         139,943                  139,210
Leasehold interests                                             26,033                   27,965
Property under capital lease                                    47,464                   42,053
                                                             ---------                ---------
Total                                                          282,004                  280,508
Less accumulated depreciation and amortization                (153,033)                (148,144)
                                                             ---------                ---------
Property and equipment (net)                                 $ 128,971                $ 132,364
                                                             =========                =========


The Company owned nine of its 84 stores, one of which was classified in "Property held for resale", as of January 29, 2000 and leased the remainder. Three stores were sold and leased back providing $18.5 million of proceeds during fiscal 1999, six stores were sold and leased back providing $31.0 million of proceeds during fiscal 1998 and one store was also sold and leased back providing $2.8 million of proceeds during fiscal 1997. The leases on these ten stores, of which all are recorded as capital leases, have 22-25 year terms with up to six five-year renewal options. The gains on the sale of these properties have been deferred and are amortized over the life of the original lease term. The Company also sold four stores during fiscal 1999 providing $11.9 million of proceeds, which included $1.1 million for inventory.

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

         Fixtures and Equipment                             2-12 years

         Leasehold Costs & Improvements                     5-23 years

         Leasehold interests                               12-25 years

         Property under capital lease                      Shorter of economic
                                                            life or lease term

NOTE G - DEBT
Debt consists of the following:

                                          JANUARY 29,          JANUARY 30,
                                             2000                 1999
                                         ----------           -----------
(IN THOUSANDS)

8 5/8% Senior Notes                        $100,000             $100,000
Capital leases (Note I)                      43,886               38,770
Other                                           849                   --
                                           --------             --------
                                            144,735              138,770
Less current maturities                     101,128                  991
                                           --------             --------
Total long-term debt                       $ 43,607             $137,779
                                           ========             ========

The Company's 8 5/8% Senior Notes are due April 15, 2000 (see Note B). The indenture relating to the 8 5/8% Senior Notes contains provisions as well as certain restrictions relating to certain asset dispositions, sale/leaseback transactions, payment of dividends, repurchase of equity interests, incurrence of additional indebtedness and liens, and certain other restricted payments.

The Company entered into a Credit Agreement with Congress on May 25, 1995. The agreement is a $50 million facility which provides for revolving credit loans and letters of credit. No more than an aggregate of $20 million of the total commitment may be drawn by the Company as letters of credit. Total availability under the Credit Agreement is based on percentages of allowable inventory up to a maximum of $50 million. In April 1998, the Company extended the terms of the Revolving Credit Facility to April 15, 2000. The terms of the amendment provide total availability up to a maximum of $50 million, increases the capital expenditure limit to $75 million per year, increases the permitted purchase money security interests and purchase money mortgage amounts to a combined maximum outstanding amount of $50 million, and provides for reductions in the interest rate and fees. In February, 2000, the Company again extended the terms of the Revolving Credit Facility to April 15, 2002 (see Note B). The February 2000 amendment eliminated the restriction on the sale of stores more than two years old. The amended agreement is secured by a first priority security interest in all inventories of the Company located in its stores and distribution center in Milan, Illinois, which first priority lien is contractually subordinated to the lien of SuperValu Holdings, Inc. in the amount of $0.8 million. Loans made pursuant to the Credit Agreement bear interest at a fluctuating interest rate based, at the Company's option, on a margin over the base interest rate or a margin over the London Interbank Offered Rate multiplied by the applicable reserve requirement (the adjusted LIBOR Rate). The Credit Agreement has one financial covenant related to minimum net worth as defined by the agreement. At January 29, 2000, the defined net worth of the Company exceeded the minimum amount by approximately $38.1 million.

At January 29, 2000, the Company had no borrowing against the Revolving Credit Facility and no letters of credit outstanding, resulting in $38.4 million of availability under the amended Credit Agreement. The interest rate as of January 29, 2000 was 9.00%. At January 30, 1999, the Company had no borrowings against the Revolving Credit Facility and had no letters of credit outstanding. The interest rate as of January 30, 1999 was 8.25%.

The Company was in compliance with all the covenants in its debt agreements at January 29, 2000, however, the Company filed bankruptcy on February 29, 2000 (see Note B).

The Company reclassified its $100 million in Senior Notes, due April 15, 2000, from Long-Term Debt to Current Liabilities.

NOTE H - TREASURY STOCK

The following summarizes the treasury stock activity for the three years in the period ended January 29, 2000:


                                                                 SHARES            DOLLARS            AVERAGE
                                                            -----------------   ---------------    --------------

(DOLLARS IN THOUSANDS, EXCEPT SHARE INFORMATION)

Outstanding February 1, 1997                                         633,361           $ 2,590            $ 4.09
Purchased                                                             12,953                49              3.83
Issued                                                                93,187               380              4.08
                                                            -----------------   ---------------

Outstanding January 31, 1998                                         553,127             2,259              4.09
Purchased                                                             50,200               137              2.73
Issued                                                                22,125                87              3.95
                                                            -----------------   ---------------

Outstanding January 30, 1999                                         581,202             2,309              3.97
Purchased                                                                  -                 -                 -
Issued                                                                20,250                81              3.97
                                                            -----------------   ---------------

Outstanding January 29, 2000                                         560,952           $ 2,228            $ 3.97
                                                            =================   ===============


During fiscal 1995 the Company sold 125,000 shares of treasury stock to its Chief Executive Officer Robert J. Kelly for $2.25 per share (market value at date of sale) in exchange for a note receivable, which is recorded in the "Other" caption of shareholders' equity and deducted from equity until the remaining balance was forgiven in fiscal 1999. In accordance with Mr. Kelly's employment agreement, $140,625 of the $281,250 note was forgiven in fiscal 1998 and the remainder was forgiven in fiscal 1999. The fiscal 1999 and 1998 forgiveness of the note was recorded as compensation expense and is included in the caption "Selling, general and administrative" in the Company's consolidated statements of operations.

The difference between the average share price of treasury stock and exercise of stock options is charged/credited to retained earnings.

NOTE I - LEASES AND LONG-TERM CONTRACTS

Seventy-five operating stores and 21 closed stores were leased at fiscal year end, many of which have renewal options for periods ranging from five to 30 years. Some provide the option to acquire the property at certain times during the initial lease term for approximately its estimated fair market value at that time, and some require the Company to pay taxes, common area maintenance and insurance on the leased property. The Company also leases its central distribution facility under a lease expiring in 2007. Rent expense consists of:


                                                                           YEAR ENDED
                                                       -----------------------------------------------------
                                                          JANUARY 29,       JANUARY 30,        JANUARY 31,
                                                             2000              1999              1998
                                                       ----------------- -----------------  ----------------
(IN THOUSANDS)

Minimum rent under operating leases                       $ 16,798           $ 16,291           $ 15,981
Additional rent based on sales                                 110                109                 82
Less rentals received on noncancelable subleases              (372)              (337)              (246)
                                                          --------           --------           --------
                                                          $ 16,536           $ 16,063           $ 15,817
                                                          ========           ========           ========



Future minimum lease payments under operating and capital leases as of January 29, 2000, are as follows:


                                                                             OPERATING               CAPITAL
                                                                              LEASES                 LEASES
                                                                         ------------------      ----------------
(IN THOUSANDS)

2000                                                                             $  16,040              $  5,315
2001                                                                                15,304                 5,315
2002                                                                                14,612                 5,315
2003                                                                                13,718                 5,254
2004                                                                                13,279                 5,249
Thereafter                                                                         106,188                79,200
                                                                         ------------------      ----------------
Total minimum lease payments                                                     $ 179,141               105,648
                                                                         ==================
Less amount representing interest                                                                         61,762
                                                                                                 ----------------
Present value of minimum capital lease payments, including
 $1,007 classified as current portion of long-term debt                                                 $ 43,886
                                                                                                 ================


The operating and capital lease future minimum lease payments do not include gross minimum commitments of $22.3 million for closed stores, the present value of which (net of estimated sublease payments) is included in the consolidated balance sheet caption "Reserve for closed stores."

On February 1, 1996, the Company entered into a ten-year contract for outsourcing its information system function with EDS (formerly MCI Systemhouse, Inc.). In connection with the migration from mainframe to client/server technology, the Company renegotiated this contract with an effective period from January 27, 1999 to December 31, 1999. The Company and EDS are currently operating under a month-to-month agreement with the same terms as the expired contract. In the fourth quarter of fiscal 1998, the Company accrued $2.9 million, which was paid in 12 equal installments in calendar 1999, for costs associated with the migration from mainframe to client/server technology. The charge is primarily for future lease costs relating to the mainframe, and various software, software licenses and contracting costs. Such charge is included in the caption "Store closing, asset revaluation and lease termination" in the consolidated statements of operations.

NOTE J - INCOME TAXES

The following summarizes significant components of the provision for income taxes:


                                                                                 YEAR ENDED
                                                               -----------------------------------------------
                                                               JANUARY 29,     JANUARY 30,       JANUARY 31,
                                                                   2000            1999             1998
                                                               -------------   -------------    --------------
(IN THOUSANDS)

 Income taxes (benefit):
  Federal                                                               $ -             $ -            $ (400)
  State                                                                   -               -                 -
                                                               -------------   -------------    --------------
                                                                        $ -             $ -            $ (400)
                                                               =============   =============    ==============
 Income taxes (benefit) consists of the following:
  Current:
    Federal                                                             $ -             $ -            $ (400)
    State                                                                 -               -                 -
                                                               -------------   -------------    --------------
                                                                        $ -             $ -            $ (400)
                                                               =============   =============    ==============
  Deferred:
    Federal                                                             $ -             $ -            $    -
    State                                                                 -               -                 -
                                                               -------------   -------------    --------------
                                                                        $ -             $ -            $    -
                                                               =============   =============    ==============

The differences between income taxes (benefit) at the statutory Federal income tax rate and income taxes (benefit) reported in the consolidated statements of operations are as follows:


                                                                               YEAR ENDED
                                                           ----------------------------------------------------
                                                            JANUARY 29,         JANUARY 30,       JANUARY 31,
                                                                2000               1999               1998
                                                           ---------------     --------------     -------------
(IN THOUSANDS)
Income taxes (benefit) at statutory Federal
  tax rate of 35%                                                $ (2,289)          $ (1,374)          $ 1,642
Surtax exemption                                                       65                 39               (47)
State income taxes, net of Federal benefit                           (207)              (196)              368
Valuation allowance                                                 2,905              1,573            (2,576)
Other                                                                (474)               (42)              213
                                                           ---------------     --------------     -------------
           Total                                                 $      -           $      -           $  (400)
                                                           ===============     ==============     =============



Deferred tax assets and liabilities arise because of differences between the financial accounting bases for assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are comprised of the following significant temporary differences:


                                                          JANUARY 29,         JANUARY 30,
                                                             2000                1999
                                                      -----------------    -----------------
(IN THOUSANDS)
Deferred Tax Assets:
 Store closing                                            $  4,447           $  4,565
 Accrued reserves                                            2,330              1,857
 Deferred revenues                                           1,846              2,032
 Associate benefits                                            966              1,441
 Tax credit and net operating loss carryforwards            19,175             13,224
 Valuation allowance                                       (14,001)           (11,096)
                                                          --------           --------
           Total                                          $ 14,763           $ 12,023
                                                          ========           ========

Deferred Tax Liabilities:
 Depreciation                                             $ 11,332           $  9,541
 Other, net                                                  3,431              2,482
                                                          --------           --------
           Total                                          $ 14,763           $ 12,023
                                                          ========           ========

Net deferred tax asset                                    $   --             $   --
                                                          ========           ========



Valuation allowances have been established for the entire amount of the net deferred tax assets as of January 29, 2000 and January 30, 1999, due to the uncertainty of future recoverability.

The tax benefit of tax credit carryforwards available, in thousands of dollars, primarily related to the alternative minimum tax and net operating loss carryforwards totaled $19,175, with expiration dates as follows: 2000 - $11, 2001 - $62, 2002 - $83, 2003 - $85, 2004 - $85, 2005 - $58, 2006 - $99, 2007 -
$158, 2008 - $101, 2009 - $693, 2010 - $5,794, 2011 - $755, 2012 - $84, 2018 -
$5,424 and unlimited - $5,683.

NOTE K - ASSOCIATE BENEFIT PLANS

RETIREMENT PLANS

Substantially all associates of the Company are covered by trusteed, non-contributory retirement plans of the Company or by various multi-employer retirement plans under collective bargaining agreements.

In fiscal 1998, the Company adopted SFAS No 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The Statement does not change the measurement or recognition of those plans. It does revise and standardize the disclosure requirements.The Company's defined benefit plans covering salaried and hourly associates provide benefits that are based on associates' compensation during years of service. The Company's policy is to fund no less than the minimum required under the Employee Retirement Income Security Act of 1974. During the years ended January 29, 2000, January 30, 1999, and January 31, 1998, pension costs under the plans totaled $714,000, $701,000, and $713,000, respectively.

Net periodic pension cost under the Milan Office and Non-Foods Warehouse Retirement Plan ("Milan Plan") and the Eagle Food Centers, Inc. Associate Pension Plan ("Eagle Plan") includes the following benefit and cost components for the years ended January 29, 2000, January 30, 1999, and January 31, 1998.


                                                                   YEAR ENDED
                                                --------------------------------------------------
                                                 JANUARY 29,        JANUARY 30,        JANUARY 31,
                                                    2000               1999               1998
                                                --------------   --------------     --------------
(IN THOUSANDS)

Service cost                                     $ 624                $ 551                $ 504
Interest cost                                      863                  776                  722
Expected return on plan assets                    (809)                (663)                (549)
Amortization of prior service cost                  36                   37                   36
                                                 -----                -----                -----
Net periodic pension cost                        $ 714                $ 701                $ 713
                                                 =====                =====                =====



The amounts included within other comprehensive income arising from a change in the additional minimum pension liability, net of tax, are income of $176,000 at December 31, 1999, a loss of $141,000 at December 31, 1998 and income of $111,000 at December 31, 1997.

The accumulated benefit obligation, changes in projected benefit obligation and plan assets, the funded status and amounts recognized in the Company's consolidated balance sheets for the Milan Plan and Eagle Plan, as of the measurement dates of December 31, 1999 and 1998, are as follows:


                                                                   DECEMBER 31,       DECEMBER 31,
(IN THOUSANDS)                                                        1999               1998
                                                                   ------------       ------------
ACCUMULATED BENEFIT OBLIGATION                                      $ 11,836           $ 11,520
                                                                    ========           ========
CHANGE IN PROJECTED BENEFIT OBLIGATION
  Balance at January 1                                              $ 12,458           $ 10,679
  Service cost                                                           624                551
  Interest cost                                                          863                776
  Actuarial (gain) loss                                                 (766)               856
  Benefits paid                                                         (462)              (404)
                                                                    --------           --------

  Balance at December 31                                            $ 12,717           $ 12,458
                                                                    ========           ========
CHANGE IN PLAN ASSETS AT FAIR VALUE
  Balance at January 1                                              $  9,998           $  8,756
  Actual return on plan assets                                         1,083                757
  Company contributions                                                  362                889
  Benefits paid                                                         (462)              (404)
                                                                    --------           --------
  Balance at December 31                                            $ 10,981           $  9,998
                                                                    ========           ========

RECONCILIATION OF FUNDED STATUS TO AMOUNTS
  RECOGNIZED IN FINANCIAL STATEMENTS
  Funded status at December 31                                      $ (1,736)          $ (2,460)
  Unrecognized loss                                                       87                621
  Unrecognized prior service cost                                        204                239
                                                                    --------           --------

  Recognized accrued cost                                           $ (1,445)          $ (1,600)
                                                                    ========           ========

AMOUNTS RECOGNIZED IN THE FINANCIAL STATEMENTS
  AT DECEMBER 31
  Prepaid Benefit Cost                                              $     24           $     --
  Accrued benefit liability                                           (1,469)            (2,100)
  Intangible asset                                                        --                211
  Accumulated other comprehensive income before income tax                --                289
                                                                    --------           --------
  Net amount recognized                                             $ (1,445)          $ (1,600)
                                                                    ========           ========


Plan assets are held in a trust and include corporate and U.S. government debt securities and common stocks.

Actuarial assumptions used to develop net periodic pension cost for the fiscal years 1999, 1998, and 1997 were as follows:


                                                     1999           1998           1997
                                                 -------------  -------------  -------------

Discount rate                                        7.5 %          7.0 %          7.5 %
Expected long term rate of return on assets          8.5 %          8.5 %          8.0 %
Rate of increase in compensation levels              4.0 %          4.0 %          4.0 %


The Company also participates in various multi-employer plans. The plans provide for defined benefits to substantially all unionized workers. Amounts charged to pension cost and contributed to the plans for the years ended January 29, 2000, January 30, 1999, and January 31, 1998, totaled $6.6 million, $6.8 million, and $4.3 million, respectively. During 1997 the Company received the benefit of a pension contribution moratorium from one union local covering seven months for a total reduction in costs of $2.1 million. Under the provisions of the Multi-employer Pension Plan Amendments Act of 1980, the Company would be required to continue contributions to a multi-employer pension fund to the extent of its portion of the plan's unfunded vested liability if it substantially or totally withdraws from such plans. Management does not intend to terminate operations that would subject the Company to such liability.

INCENTIVE COMPENSATION PLANS

The Company has incentive compensation plans for store management and certain other management personnel. Incentive plans included approximately 237 associates. Provisions for payments to be made under the plans are based primarily on achievement of sales and earnings in excess of specific performance targets.

Non-qualified stock option plans were ratified by stockholders and implemented in 1990 and 1995 for key management associates. Stock options have a ten year life beginning at the grant date. Options granted under the 1990 plan were generally vested at 12 months following the grant date. For the options granted under the 1995 Stock Option Plan vesting provisions generally provide for 1/3 of the shares vesting at each of the first three anniversaries following the date of the grant. Certain specific employment agreements provide for different vesting schedules. As of January 29, 2000, there were 808,313 options available for future grants. On January 31, 2000 the Company granted Mr. Little, the new President and Chief Executive Officer the option to purchase up to 600,000 shares of stock of the Company reducing shares available for future grants to 208,313. The Company recognized $60,875 of compensation expense during fiscal year 1998 as the result of an extension of an exercise period which resulted in re-measurement. The Company recognized no compensation expense for fiscal years 1999 or 1997 because the exercise price was at or above the market value at the date of grant.

The following table sets forth the stock option activity for the three years in the period ended January 29, 2000:


                                                                                                  WEIGHTED
                                                                             OPTION               AVERAGE
                                                      SHARES                  PRICE               EXERCISE
                                                     SUBJECT                  RANGE               PRICE OF
                                                    TO OPTION               PER SHARE             OPTIONS
                                                -------------------   ----------------------    -------------

Outstanding February 1, 1997                             1,244,550      $1.50 - $10.00            $3.35
  Granted                                                  332,500      $4.00 - $5.00             $4.11
  Exercised                                                 93,187      $1.50 - $3.375            $2.77
  Forfeited                                                116,650      $1.50 - $10.00            $3.96
                                                -------------------

Outstanding January 31, 1998                             1,367,213      $1.50 - $10.00            $3.52
  Granted                                                   70,000      $2.25 - $4.0625           $3.38
  Exercised                                                 22,125      $1.50 - $3.375            $1.90
  Forfeited                                                209,238      $1.50 - $10.00            $3.73
                                                -------------------

Outstanding January 30, 1999                             1,205,850      $1.50 - $10.00            $3.50
  Granted                                                  115,500      $1.25 - $3.625            $2.42
  Exercised                                                 20,250      $1.50                     $1.50
  Forfeited                                                 56,400      $1.50 - $10.00            $3.55
                                                -------------------

Outstanding January 29, 2000                             1,244,700      $1.25 - $10.00            $3.43
                                                ===================


Stock options exercisable are as follows:

                                                                   WEIGHTED
                                                                   AVERAGE
                                    OPTIONS                        EXERCISE
                                  EXERCISABLE                       PRICE
                               -------------------               -------------

January 31, 1998                     734,413                        $3.27
January 30, 1999                     912,684                        $3.50
January 29, 2000                     975,700                        $3.48

The following table summarizes stock option information on outstanding and exercisable shares as of January 29, 2000:


                                                               Weighted
                                            Weighted            Average                              Weighted
     Range of                                Average           Remaining                              Average
     Exercise             Options           Exercise          Contractual           Options          Exercise
      Prices            Outstanding           Price              Life             Exercisable          Price
-------------------   -----------------   --------------   ------------------   ----------------    ------------
                                                                (YEARS)

$1.25 - $1.50              165,875           $ 1.45                6.83             125,875           $1.50
$2.25-$4.00                787,675           $ 3.27                6.18             592,425           $3.20
$4.0625-$5.00              260,000           $ 4.51                5.82             226,250           $4.52
$8.50-$10.00                31,150           $ 9.23                1.02              31,150           $9.23
                           -------                                                  -------
Total                    1,244,700                                                  975,700
                        ==========                                                  =======



NOTE L - STOCK BASED COMPENSATION

The Company accounts for stock option grants and awards under its stock based compensation plans in accordance with Accounting Principles Board Opinion No.
25. If compensation cost for stock option grants and awards had been determined based on fair value at the grant dates for fiscal 1999, 1998 and 1997 consistent with the method prescribed by SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net earnings (loss) and net earnings (loss) per share would have been adjusted to the pro forma amounts indicated below:


                                                                     1999               1998               1997
                                                                ----------------   ----------------   ---------------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net earnings (loss):                          As reported              $ (6,541)          $ (3,925)          $ 5,092
                                              Pro Forma                $ (6,667)          $ (4,029)          $ 4,474

Basic net earnings (loss) per share:          As reported              $ (0.60)           $ (0.36)           $   .47
                                              Pro Forma                $ (0.61)           $ (0.37)           $   .41

Diluted net earnings (loss) per share:        As reported              $ (0.60)           $ (0.36)           $   .45
                                              Pro Forma                $ (0.61)           $ (0.37)           $   .39


The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: five years expected option life; stock volatility of 58% to 62% in 1999, 59% to 60% in 1998, and 61% to 64% in 1997; risk-free interest rate of 6.66% in 1999, 4.7% in 1998, and 5.5% in 1997; and no dividends during the expected term. Based on this model, the weighted average fair values of stock options awarded were $1.37, $1.86, and $2.32 for fiscal years 1999, 1998 and 1997, respectively. During the initial phase-in period, as required by SFAS No. 123, the proforma amounts were determined based on stock option grants and awards in fiscal 1999, 1998, and 1997 only. The pro forma amounts for compensation cost may not be indicative of the effects on net earnings (loss) and net earnings (loss) per share for future years.

NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of the Company's financial instruments as of January 29, 2000 and January 30, 1999 are as follows:


                                                  JANUARY 29, 2000                       JANUARY 30, 1999
                                           --------------------------------      ---------------------------------
                                              CARRYING           FAIR               CARRYING            FAIR
                                               AMOUNT           VALUE                AMOUNT            VALUE
                                           ---------------  ---------------      ---------------   ---------------
(IN THOUSANDS)

Cash and cash equivalents                        $ 18,558         $ 18,558             $ 11,775          $ 11,775
Marketable securities                               6,418            6,418                9,846             9,846
Senior Notes                                      100,000           73,000              100,000            99,472


The fair value of cash and cash equivalents approximated its carrying value due to the short-term nature of these instruments. The fair value of marketable securities and the Senior Notes is based on quoted market prices.

The amortized cost, gross unrealized gains and losses, and estimated fair values of the Company's marketable securities at January 29, 2000 and January 30, 1999, are as follows:


                                                                      JANUARY 29, 2000
                                              -----------------------------------------------------------------
                                                               UNREALIZED        UNREALIZED          FAIR
                                                  COST            GAINS            LOSSES            VALUE
                                              --------------  --------------     ------------    --------------
(IN THOUSANDS)
Money market mutual fund, due
  within one year                                   $   582           $   -            $   -           $   582
U.S. Treasury notes                                   5,082               5               86             5,001
Equity securities                                       740             175               80               835
                                              --------------  --------------     ------------    --------------
Total marketable securities                         $ 6,404           $ 180            $ 166           $ 6,418
                                              ==============  ==============     ============    ==============


                                                                      JANUARY 30, 1999
                                              -----------------------------------------------------------------
                                                               UNREALIZED        UNREALIZED          FAIR
                                                  COST            GAINS            LOSSES            VALUE
                                              --------------  --------------     ------------    --------------
(IN THOUSANDS)
Money market mutual fund, due
  within one year                                   $ 5,845           $   -            $   -           $ 5,845
U.S. Treasury notes                                   2,992              78                -             3,070
Equity securities                                       785             198               52               931
                                              --------------  --------------     ------------    --------------
Total marketable securities                         $ 9,622           $ 276             $ 52           $ 9,846
                                              ==============  ==============     ============    ==============


The maturity of the U.S. Treasury Notes as of January 29, 2000 is as follows:


                                                                  FAIR
                                             COST                VALUE
                                        ---------------      ---------------
(IN THOUSANDS)

Within one year                              $  998               $  999
1 - 5 years                                   4,084                4,002
                                             ------               ------
Total U.S. Treasury notes                    $5,082               $5,001
                                             ======               ======


NOTE N - LITIGATION

BANKRUPTCY CASE

The Company commenced the Bankruptcy Case on February 29, 2000. Additional information relating to the Bankruptcy Case is set forth in Note B of the notes to the consolidated financial statements under the caption "Subsequent Events - Reorganization Proceedings Under Chapter 11 of the Bankruptcy Code."

OTHER CASES

During fiscal 1999, the Company reached a settlement in a lawsuit alleging discrimination in employment which was filed against the Company in 1994 in the United States District Court for the Central District of Illinois by two current and one former associates individually and as representative of a class of all individuals who are similarly situated. The settlement did not have a material impact on financial results in the first quarter of 1999 since adequate settlement costs were previously recorded. The Company denied all substantive allegations of the Plaintiffs and of the class. The Company is subject to various other unresolved legal actions which arise in the normal course of its business. It is not possible to predict with certainty the outcome of these unresolved legal actions or the range of the possible loss.

NOTE O - EARNINGS (LOSS) PER SHARE

Earnings (loss) per share disclosures (net of tax) for the three years in the period ended January 29, 2000 are as follows:



                                                                         WTD. AVE.
                                                      EARNINGS            SHARES            PER SHARE
                                                     (NUMERATOR)       (DENOMINATOR)          AMOUNT
                                                  ----------------   -----------------   ----------------

(IN THOUSANDS EXCEPT PER SHARE DATA)

YEAR ENDED JANUARY 29, 2000:
Basic net loss per share:
Net loss available to common shareholders              $(6,541)           10,936          $  (0.60)
                                                       =======                            ========

Effect of dilutive securities - Stock options                                 --
                                                                         -------

Diluted net loss per share:
Net loss available to common shareholders              $(6,541)           10,936          $  (0.60)
                                                       =======           =======          ========

YEAR ENDED JANUARY 30, 1999:
Basic net loss per share:
Net loss available to common shareholders              $(3,925)           10,936          $  (0.36)
                                                       =======                            ========

Effect of dilutive securities - Stock options                                 --
                                                                         -------

Diluted net loss per share:
Net loss available to common shareholders              $(3,925)           10,936          $  (0.36)
                                                       =======           =======          ========

YEAR ENDED JANUARY 31, 1998:
Basic net earnings per share:
Net earnings available to common shareholders          $ 5,092            10,920          $    .47
                                                       =======                            ========

Effect of dilutive securities - Stock options                                444
                                                                         -------

Diluted net earnings per share:
Net earnings available to common shareholders          $ 5,092            11,364          $    .45
                                                       =======           =======          ========

NOTE P - QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                                                    NET
                                                                                                  EARNINGS
                                                                                NET                (LOSS)
                                                           GROSS              EARNINGS           PER SHARE -
                                       SALES               MARGIN              (LOSS)              DILUTED
                                 -------------------  -----------------   ----------------     --------------

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1999
Quarter:        First                $  230,744           $ 59,382            $ (1,528)(3)         $ (.14)(3)
                Second                  234,434             60,933                 684                .06
                Third                   226,554             58,691                (679)              (.06)
                Fourth                  241,057             63,327              (5,018)(3)           (.46)(3)
                                       --------            -------             -------              -----
                                     $  932,789           $242,333             $(6,541)            $ (.60)
                                     ==========          =========            =========           =======

1998
Quarter:        First                $  231,568           $ 57,724              $  124              $ .01
                Second                  234,530             59,670                 914                .08
                Third                   226,515             58,050                 387                .04
                Fourth                  251,192             57,531              (5,350)(2)           (.49)(2)
                                       --------            -------             -------              -----
                                     $  943,805           $232,975             $(3,925)            $ (.36)
                                     ==========          =========            =========           =======
1997
Quarter:        First                $  239,937           $ 61,987             $ 1,788              $ .16
                Second                  245,383             62,664               1,378                .12
                Third                   234,200             58,047                (463)(1)           (.04)(1)
                Fourth                  247,570             60,946               2,389                .21
                                       --------            -------              ------                ---
                                     $  967,090           $243,644             $ 5,092              $ .45
                                     ==========          =========            ========              =====

(1) Net loss attributable to lower gross margin dollars resulting from lower sales volume and increased promotional activity, partially offset by lower operating costs.
(2) Net loss attributable to decreased margins primarily due to increased promotional activity and costs related to the Company's strategic systems initiatives, including costs to migrate from mainframe to client/server technology of $2.9 million.
(3) Net loss attributable to a $1.7 million store closing and asset revaluation charge in the first quarter of fiscal 1999 and a $6.7 million asset revaluations charge in the fourth quarter of fiscal 1999.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no disagreements on accounting principles or practices or financial statement disclosures between the Company and its independent certified public accountants during the two fiscal years ended January 29, 2000.


                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information concerning the Company's executive officers is included in
Item 4(a) of Part I of this report. The Board of Directors currently consists of six members as follows:

NAME                       AGE      POSITION(S) HELD
----                       ---      ----------------

Robert J. Kelly            55       Chairman of the Board
Peter B.  Foreman          64       Director
Steven M. Friedman         45       Director
Alain M. Oberrotman        49       Director
Jerry I. Reitman           62       Director
William J. Snyder          57       Director


The business experience of each of the directors during the past five years is as follows:

Mr. Kelly joined the Company as President and Chief Executive Officer in May 1995 and became a director in June 1995. On March 30, 1998, Mr. Kelly was named Chairman of the Board of Directors for the Company. Prior to May 1995, Mr. Kelly was Executive Vice President, Retailing for The Vons Companies, Inc. and was employed by that Company since 1963. Mr. Kelly has 37 years of experience in the supermarket industry.

Mr. Foreman is President of Sirius Corporation, a private investment management firm. Prior to 1993, Mr. Foreman was a Principal at Harris Associate L.P. since 1976. Mr. Foreman has been a director of the Company since June 1989.

Mr. Friedman is a General Partner of Eos Partners, L.P., a private investment firm, a position he has held since January 1994. Mr. Friedman has served as a director of the Company since November 1987 and was a General Partner of Odyssey Partners from April 1988 until December 1993.

Mr. Oberrotman is currently self employed in merchant banking and consulting and previously was a Principal with Odyssey Partners L.P. from October 1992 to May 1997. Prior to that he was a Principal of Hambro International Equity Partners, a venture capital firm, from September 1990 to October 1992. Mr. Oberrotman became a director of the Company in June 1996.

Mr. Reitman is Vice Chairman, Partner of the Callahan Group, a full service management consulting company in Chicago, Illinois, a lecturer at Northwestern University, author, and an advisor to Senior Management on direct marketing, integrated communications, and strategic positioning. Previously, Mr. Reitman was Executive Vice President, International for Ogilvy and Mather Direct and was Executive

Vice President of Worldwide Direct Marketing for the Leo Burnett Agency. Mr. Reitman became a director of the Company in December 1998.

Mr. Snyder is a senior shareholder in the law firm of Snyder, Schwarz, Park & Nelson P.C., Rock Island, Illinois where he has been employed since March 1983. Mr. Snyder and the firm have performed legal services in the past for the Company and the Company expects such services to continue in the future. Mr. Snyder has been a director of the Company since June 1989.

The directors of the Company are elected annually to serve until the next annual meeting of shareholders and until their successors have been elected and qualified. None of the directors or executive officers listed herein is related to any other director or executive officer.

COMPENSATION OF DIRECTORS

The non-employee directors of the Company receive an annual retainer of $15,000 and fees of $750 for each board meeting and $500 for each committee meeting attended plus reimbursement of travel expenses. Mr. Snyder does not receive fees as director, but does receive legal fees for his services as a board and committee member.

Mr. Oberrotman was paid $121,619 in fiscal 1999 for services rendered as a self employed consultant in merchant banking in connection with the restructuring of the Senior Notes of the Company. The Board has determined that the fees paid for services rendered by Mr. Oberrotman were fair and competitive.

LIMITATION OF LIABILITY OF DIRECTORS

As permitted by the Delaware General Corporation Law, the Certificate of Incorporation of the Company provides that a director of the Company will not be personally liable to the Company or its shareholders for monetary damages for breach of the fiduciary duty of care as a director, including breaches which constitute gross negligence. By its terms and in accordance with the Delaware General Corporation Law, this provision does not eliminate or limit the liability of a director of the Company (i) for breach of the duty of loyalty to the Company or its shareholders by the director, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the Delaware General Corporation Law (relating to unlawful payment of dividends or unlawful stock repurchase or redemption), or
(iv) for any transaction from which the director derived an improper personal benefit.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the directors of the Company and executive officers, and persons who own more than ten percent of a registered class of the equity securities of the Company, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the knowledge of the Company, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the two fiscal years ended January 29, 2000, all Section 16(a) filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were in compliance.

ITEM 11:  EXECUTIVE COMPENSATION

The Summary Compensation Table below shows compensation information for the Chief Executive Officer of the Company and the four other most highly compensated executive officers who were serving at the end of the last fiscal year whose total annual salary and bonus exceeded $100,000 for the fiscal years indicated. Mr. Jeffrey Little became Chief Executive Officer and President after the end of fiscal year 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG-TERM
                                                 ANNUAL COMPENSATION                  COMPENSATION
                                     -------------------------------------------      ------------
                                                                                       SECURITIES
         NAME AND           FISCAL                                  OTHER ANNUAL       UNDERLYING       ALL OTHER
    PRINCIPAL POSITION       YEAR     SALARY         BONUS          COMPENSATION       OPTIONS (#)    COMPENSATION
    ------------------       ----    --------       --------        -------------      ------------   -------------

Robert J. Kelly,             1999    $369,513        $225,957                (1)              0       $278,132 (9)
Chairman of the Board,       1998     360,500         500,000 (6)            (1)              0        354,147 (7)
Chief Executive Officer,     1997     350,000         214,317                (1)              0         33,643 (2)
President

S. Patric Plumley,           1999    $155,421         $95,999                (1)         15,000         $7,272 (10)
Senior Vice President,       1998     117,162               0                (1)         10,000         49,481 (8)
Chief Financial Officer,     1997      30,769 (3)      14,052                (1)         15,000         14,963 (4)
Secretary

Byron O. Magafas,            1999    $124,790         $45,785                (1)              0         $8,198 (10)
Vice President,              1998     116,686               0                (1)         10,000         17,857 (8)
Human Resources              1997      28,750 (3)      10,253                (1)         15,000         13,000 (4)

Vincent J. Faulhaber, Jr.,   1999    $109,999         $40,359                (1)         15,000         $9,947 (10)
Vice President,              1998      16,923 (5)           0                (1)         10,000          5,000 (4)
Non Perishables              1997           0               0                 0               0              0

Frank A. Klun,               1999    $102,500         $37,983                (1)         10,000        $46,420 (10)
Vice President,              1998      96,000 (5)           0                (1)         15,000          7,059 (4)
Support Systems              1997           0               0                 0               0              0


Notes:

(1) Received other annual compensation consisting of perquisites and personal benefits valued at less than the lesser of ten percent of total annual salary and bonus or $50,000.

(2) Amount represents the full dollar value of premiums paid by the Company on compensatory split-dollar executive life insurance policies and a 401(k) matching contribution paid by the Company for Mr. Kelly.

(3) Mr. Plumley and Mr. Magafas began working for the Company in September and November, respectively, in Fiscal Year 1997.

(4) Mr. Plumley received a signing bonus of $10,000 plus temporary living expenses of $3,000 and taxable moving expenses of $1,963. Mr. Magafas received a signing bonus of $10,000 plus temporary living expenses of $3,000. Mr. Faulhaber received temporary living expenses of $5,000 and Mr. Klun received temporary living expenses of $3,000, non-taxable moving expenses of $182 and a 401(k) matching amount of $3,877.

(5) Mr. Klun and Mr. Faulhaber began working for the Company in February and December, respectively, in Fiscal Year 1998.

(6) Mr. Kelly received a signing bonus of $500,000 at his contract extension date of April 12, 1998.

(7) Mr. Kelly received a taxable reimbursement for moving expenses of $96,425, full dollar value of premiums paid by the Company on compensatory split-dollar executive life insurance policies of $4,048, debt forgiveness of $248,673, including taxes, for a note given to the Company regarding the purchase of stock and a 401(k) matching amount of $5,000.

(8) Mr. Plumley received taxable moving expenses of $35,914, non-taxable moving expenses of $8,567 and a 401(k) matching amount of $5,000. Mr. Magafas received taxable moving expenses of $6,697, non-taxable moving expenses of $6,160 and a 401(k) matching amount of $5,000.

(9) Mr. Kelly received full dollar value of premiums paid by the Company on a compensatory split-dollar executive life insurance policy of $14,073, full dollar value of premiums paid by the Company on Executive Term Life policy of $10,386, debt forgiveness of $248,673, including taxes, for a note given to the Company regarding the purchase of stock and a 401(k) matching amount of $5,000.

(10) Mr. Plumley, Mr. Magafas and Mr. Klun each received a 401(k) matching amount of $5,000. Mr. Faulhaber and Mr. Klun received taxable moving expenses of $1,197 and $21,600, respectively and non-taxable moving expenses of $6,808 and $12,301, respectively. Mr. Plumley, Mr. Magafas, Mr. Faulhaber and Mr. Klun each received full dollar value of premiums paid by the Company on Executive Term Life policies of $2,272, $3,198, $1,942, and $7,519 respectively.

OPTIONS/SAR GRANTS IN FISCAL YEAR 1999

As part of individual employment agreements, options were granted to S. Patric Plumley, Senior Vice President and Chief Financial Officer, Vincent J. Faulhaber, Jr., Vice President, Non Perishables, and Frank A. Klun, Vice President, Support Systems. No other named Executive Officer was granted stock options in fiscal year 1999.

                        OPTION GRANTS IN FISCAL YEAR 1999


                                      INDIVIDUAL GRANTS
                                ------------------------------
                                                                                            POTENTIAL
                                                                                           REALIZABLE
                                NUMBER OF       PERCENT OF                                  VALUE AT
                                SECURITIES     TOTAL OPTIONS                                ASSUMED
                                UNDERLYING      GRANTED TO     EXERCISE OR                ANNUAL RENTS OF
                                 OPTIONS       EMPLOYEES IN    BASE PRICE     EXPIRATION  OPTION TERM (5)
             NAME                GRANTED (#)    FISCAL YEAR    ($/SH)(4)      DATE        5%      10%
             ----                -----------    -----------    ----------   ----------   ----     ---

S. Patric Plumley (1)              15,000         22.90%         2.9375      4-1-2009    27,711  70,224
Vincent J. Faulhaber, Jr. (2)      15,000         22.90%         1.2500     12-7-2009    11,792  29,883
Frank A. Klun (3)                  10,000         12.27%         3.6880      2-2-2009    23,194  58,777


 Notes:

(1) Options were granted for a term of ten years on April 1, 1999. One-fourth of the options become exercisable on each of the first four anniversaries of the grant date.
(2) Options were granted for a term of ten years on December 7, 1999. One-fourth of the options become exercisable on each of the first four anniversaries of the grant date.
(3) Options were granted for a term of ten years on February 2, 1999. One-fourth of the options become exercisable on each of the first four anniversaries of the grant date.
(4) Represents the market price of the common stock of the Company at the closing date of the grant.
(5) Caution is recommended in interpreting the financial significance of these figures. The amounts under the columns labeled "5%" and "10%" are included pursuant to certain rules promulgated by the Securities and Exchange Commission and are not intended to forecast future appreciation, if any, in the price of the common stock of the Company. These amounts are based on the assumption that the named executive holds the options granted for the full term of the options and that the market price of the underlying security appreciates in value from the date of the grant to the end of the option term at the annualized rates of 5% and 10%, respectively, compounded annually over the term of the options. The actual value of the options will vary in accordance with the market price of the common stock of the Company.

AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR END OPTION/SAR VALUES

The following table shows information regarding the values of certain unexercised options owned by the named executive officers at the end of the last completed fiscal year. No options or stock appreciation rights were exercised during the fiscal year. No stock appreciation rights were granted during fiscal 1999 or were outstanding at the end of fiscal 1999.


                               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END
                                                          OPTION/SAR VALUES
                                                                TABLE

                                                            NUMBER OF SECURITIES                     VALUE OF UNEXERCISED
                              SHARES                       UNDERLYING UNEXERCISED                    IN-THE-MONEY OPTIONS
                             ACQUIRED                    OPTIONS AT JANUARY 29, 2000                AT JANUARY 29, 2000 (1)
                                ON       VALUE      ------------------------------------     ------------------------------------
                             EXERCISE   REALIZED    EXERCISABLE (#)   NONEXERCISABLE (#)     EXERCISABLE ($)   NONEXERCISABLE ($)
                             --------   --------    ---------------   ------------------     ---------------   ------------------
Robert J. Kelly                 0           0                600,000                0            0                   0
S. Patric Plumley               0           0                 10,000           30,000            0                   0
Byron O. Magafas                0           0                 10,000           15,000            0                   0
Vincent J. Faulhaber, Jr.       0           0                  2,500           22,500            0                   0
Frank A. Klun                   0           0                  3,750           21,250            0                   0


 Notes:

(1) Market value of underlying securities at January 29, 2000 ($1.094) minus the base price.

                          COMPENSATION COMMITTEE REPORT

The Compensation Committee for fiscal 1999 was composed of two non-employee members from the Board of Directors. The members were Mr. Reitman and Mr. Friedman. Mr. Kelly attended meetings as a non-voting member. The Committee establishes objectives for the executive compensation program and reviews and approves all salary and other remuneration for the executive officers of the Company. The objectives of the executive compensation program are to:

1. Promote the attainment of Company goals by emphasizing a greater portion of compensation subject to performance goals.
2.       Attract and retain qualified talent.
3. Enhance shareholder value by providing opportunities for equity ownership through performance-based programs.

The executive officer compensation program is comprised of salary, cash incentive compensation and other benefits, including pension and medical benefits which are available to other employees of the Company.

BASE SALARY

There is no formal Compensation Committee policy regarding the determination of salaries; however, consideration is given to several factors, including individual work experience, performance, and comparable salaries within the retail food industry.

ANNUAL INCENTIVE BONUSES

Annual bonus potentials depend upon job levels and are set at a stated percent of the base compensation. Bonuses are paid based on an allocation formula primarily derived from performance against budgeted sales and earnings targets. The corporate plan paid out above target amounts in 1999 and 1997 based on the financial results for each year. The corporate plan did not provide a bonus payout for 1998.

LONG-TERM INCENTIVE

The Committee intends to utilize stock options as the vehicle to provide a long-term focus. Stock options were issued at the beginning of fiscal year 1997 and again at the beginning of fiscal year 1999.

CHIEF EXECUTIVE OFFICER COMPENSATION

On December 15, 1999, the Company and Robert Kelly entered into a contract pursuant to which the Company agreed to extend his employment through December 31, 2001 and Mr. Kelly agreed to continue as Chairman of the Board of Directors. Prior to December 15, 1999, Mr. Kelly's Employment Contract provided for a base salary of $360,500. Mr. Kelly's current Employment Agreement provides for a base salary of $350,000 per year during the agreed upon period of transition of duties to the new Chief Executive Officer. After the transition period the agreement provides Mr. Kelly with $190,000 per year as Chairman of the Board of Directors and for services provided in the ongoing operation of the Company through December 31, 2001.

Also, through fiscal 1999, Mr. Kelly was eligible to receive bonus compensation in, an amount determined by the Board of Directors based upon mutually acceptable performance targets, of 50% of the base salary with a maximum potential of 100% should the Company exceed budgeted expectations. The bonus compensation for Mr. Kelly was:
$214,317 in 1997, $0 in 1998 and $225,957 in 1999.

Mr. Kelly purchased 125,000 shares of common stock of the Company at the time of his original employment by delivering to the Company a promissory note with the purchase price of the shares based upon the closing sale price of the common stock of the Company on the business day immediately preceding the date of the Employment Contract. Under the April 12, 1998 amendment to his Employment Contract, the foregoing loan (and interest) was forgiven in 50% increments for each year of service completed by Mr. Kelly, commencing as of December 31, 1997. The company also provided Mr. Kelly with a tax gross up of the loan forgiveness. Mr. Kelly has an option to purchase 200,000 shares of stock of the Company at $2.50 per share, 200,000 shares at $3.50 per share and 200,000 shares at $4.50 per share.

Under the recent amendments to his Employment Contract, Mr. Kelly will also be entitled (1) in the event of a Change of Control of the Company occurring within two years of termination of his employment for any reason other than cause, to an extended exercise period for each group of options, based on a one year extension for each completed year of service from December 31, 1997 (up to a maximum exercise period of the ten year expiration period as provided for under the stock incentive plans of the Company), and (2) upon termination of his employment for any reason other than cause, extended payment by the Company of all premiums associated with the split dollar life insurance policy in effect for Mr. Kelly, for a period equal to each year of service from December 31, 1997. The recent amendments to the Employment Contract of Mr. Kelly also subject Mr. Kelly to a one year non-competition restriction following the termination of his employment, prohibiting Mr. Kelly from engaging in any supermarket business conducted in the service area of the Company.

As of January 31, 2000, the Company retained Mr. Jeffrey Little as its President and Chief Executive Officer. The Company and Mr. Little entered into an Employment Contract with an initial term of three years ending January 31, 2003. The Employment Contract provides for a base salary at the rate of $325,000 per year. In addition, the Company paid a signing bonus of $100,000 at the commencement of his employment. Also, Mr. Little will be eligible to receive bonus compensation, in an amount determined by the Board of Directors based upon mutually acceptable performance targets, of 50% of the base salary, with a maximum potential of 100% should the Company exceed budgeted expectations. In the event the Company terminates Mr. Little's Employment other than for "cause," Mr. Little will receive a payment in a lump sum equal to eighteen (18) months of compensation, continued health and dental insurance coverage for a period of eighteen (18) months, any accrued by unused vacation pay, and professional outplacement services up to the sum of $20,000.

The Company has also granted Mr. Little the option to purchase up to 600,000 shares of stock of the Company. Under the terms of his option, up to 200,000 shares may be purchased by Mr. Little on or after the first anniversary date of his employment at $1.26 per share, up to an additional 200,000 shares may be purchased on or after the second anniversary of his employment at $2.26 per share and the final 200,000 shares may be purchased on or after the third anniversary of the employment of Mr. Little at $3.26 per share. This option becomes immediately exercisable in the event of the termination of employment of Mr. Little by reason of his death or permanent disability, by the Company for any reason other than "cause" (as defined in the Employment Agreement), or by Mr. Little for "good reason" (as defined in the Employment Agreement). Mr. Little received relocation and temporary housing expenses and is entitled to regular Company benefits and four weeks of vacation per year.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER INFORMATION

The Compensation Committee is comprised exclusively of directors who are not and have never been Company employees. No Company executive officer serves on the Compensation Committee or as a director of another company for which any member of the Compensation Committee serves as a director or executive officer.

                          SUMMARY OF COMPENSATION PLANS

RETIREMENT PLAN

The Company maintains a tax-qualified defined benefit pension plan covering both salaried and non-union hourly employees. The benefit formula under such plan is the sum of 1% of annual compensation for each year up to the Social Security Wage Base for that year and 1.33% of annual compensation over the Social Security Wage Base with a minimum benefit of $360 per year multiplied by years of credited service. There is full vesting of benefits after five years of service. All contributions are made by the Company. Effective October 1, 1990, the pension plans were amended to provide for voluntary early retirement at age
55. Assuming continued employment with the Company until retirement at age 65, the estimated annual benefits payable beginning at age 65 to the executive officers are as follows: Mr. Kelly--$29,269; Mr. Little--$31,279; Mr. Plumley--$32,331; Mr. Magafas--$47,200; Mr. Faulhaber--$32,927; Mr.
Klun--$28,105. Mr. Kelly currently has plans to retire December 31, 2001, in which case his estimated annual benefits payable beginning at age 65 would be $13,436.

STOCK INCENTIVE PLAN

The Company has a Stock Incentive Plan which was ratified by the shareholders at the 1995 Annual Shareholders Meeting. The Plan provides the Compensation Committee with the discretion to make grants until June 20, 2005 to all salaried employees of the Company who are not in a bargaining unit, in the form of Non-qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Limited Stock Appreciation Rights and Restricted Stock. Grants of Stock Appreciation Rights, Limited Stock Appreciation Rights and Restricted Stock are intended to be confined to key employees in special situations. The Plan originally authorized two million shares of common stock. There were 808,313 options available as of January 29, 2000 for future grants. On January 31, 2000 the Company granted Mr. Little, the new President and Chief Executive Officer the option to purchase up to 600,000 shares of stock of the Company reducing shares available for future grants to 208,313.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

Robert J. Kelly, Chairman of the Board of Directors, has an employment contract which is described above.

Jeffrey L. Little, President and Chief Executive Officer, has an employment contract which is described above.

The Company has an Employment Agreement effective as of September 15, 1997 with
S. Patric Plumley, Senior Vice President - Chief Financial Officer and Secretary of the Company. Under the terms of this Agreement, Mr. Plumley received a signing bonus of $10,000 and a base salary of $80,000. The $80,000 salary was increased as of March 30,1998 to $120,000 upon his promotion to Vice President and Chief Financial Officer and increased to $156,990 as of March 1, 1999 upon the promotion of Mr. Plumley to Senior Vice President and Chief Financial Officer. The base salary was increased to $180,000 effective February 5, 2000. In addition, Mr. Plumley is entitled to participate in the Eagle Bonus Plan at the Senior Vice President targeted norm of 50% of average annual salary with a maximum potential of 100% should the Company exceed budgeted expectations. The Company also awarded Mr. Plumley stock options for 15,000 shares at the closing price on his date of employment with 25% of the shares to vest at each of the first four anniversary dates of the grant and the options to be exercised within ten years of award or within 30 days following termination of employment. Mr. Plumley received options on an additional 10,000 shares on the first anniversary of his employment with a price equal to the closing price on that day and a vesting schedule similar to the original award of options. Mr. Plumley also received options on an additional 15,000 shares on April 1, 1999 at a price equal to the closing price on that day and a vesting schedule similar to the original award of options. Mr. Plumley received relocation and temporary housing expenses and is entitled to regular Company benefits and four weeks of vacation per year. In addition, Mr. Plumley has entered into a Change in Control Agreement with the Company dated August 21, 1999 which provides eighteen months of salary, continued health and dental insurance for eighteen months, as well as outplacement assistance if his employment is terminated due to a change of control (defined below).

The Company has an Employment Agreement effective as of November 3, 1997 with Byron O. Magafas, Vice President Human Resources of the Company. Under the terms of this Agreement, Mr. Magafas received a signing bonus of $10,000 and a base salary of $115,000. The base salary was increased to $124,789 effective February 1, 1999. The base salary was increased to $126,200 effective February 5, 2000. In addition, Mr. Magafas is entitled to participate in the Eagle Bonus Plan at the Administrative Vice President targeted norm of 30% of average annual salary with a maximum potential of 60% should the Company exceed budgeted expectations. The Company also awarded Mr. Magafas stock options for 15,000 shares at the closing price on his date of employment with 25% of the shares to vest at each of the first four anniversary dates of the grant and the options to be exercised within ten years of award or within 30 days following termination of employment. Mr. Magafas received options on an additional 10,000 shares on the first anniversary of his employment with a price equal to the closing price on that day and a vesting schedule similar to the original award of options. Mr. Magafas also received relocation and temporary housing expenses and is entitled to regular Company benefits and four weeks of vacation per year. In addition, Mr. Magafas has entered into a Change in Control Agreement with the Company dated August 20, 1999 which provides twelve months of salary, continued health and dental insurance for twelve months, as well as outplacement assistance if his employment is terminated due to a change of control (defined below).

The Company has an Employment Agreement effective as of December 7, 1998 with Vincent J. Faulhaber, Jr., Vice President, Non Perishables of the Company. Under the terms of this Agreement, Mr. Faulhaber received a base salary of $110,000. The base salary was increased to $112,300 effective February 5, 2000. In addition, Mr. Faulhaber is entitled to participate in the Eagle Bonus Plan at the Administrative Vice President targeted norm of 30% of average annual salary with a maximum potential of 60% should the Company exceed budgeted expectations. The Company also awarded Mr. Faulhaber stock options for 10,000 shares at the closing price on his date of employment with 25% of the shares to vest at each of the first four anniversary dates of the grant and the options to be exercised within ten years of award or within 30 days following termination of employment. Mr. Faulhaber received options on an additional 15,000 shares on the first anniversary of his employment with a price equal to the closing price on that day and a vesting schedule similar to the original award of options. Mr. Faulhaber also received relocation and temporary housing expenses and is entitled to regular Company benefits and four weeks of vacation per year. In addition, Mr. Faulhaber has entered into a Change in Control Agreement with the Company dated August 23, 1999 which provides twelve months of salary, continued health and dental insurance for twelve months, as well as outplacement assistance if his employment is terminated due to a change of control (defined below).

The Company has an Employment Agreement effective as of February 2, 1998 with Frank A. Klun, Vice President, Support Systems of the Company. Under the terms of this Agreement, Mr. Klun received a base salary of $95,000. The base salary was increased to $107,646 effective February 5, 2000. In addition, Mr. Klun is entitled to participate in the Eagle Bonus Plan at the Administrative Vice President targeted norm of 30% of average annual salary with a maximum potential of 60% should the Company exceed budgeted expectations. The Company also awarded Mr. Klun stock options for 15,000 shares at the closing price on his date of employment with 25% of the shares to vest at each of the first four anniversary dates of the grant and the options to be exercised within ten years of award or within 30 days following termination of employment. Mr. Klun received options on an additional 10,000 shares on the first anniversary of his employment with a price equal to the closing price on that day and a vesting schedule similar to the original award of options. Mr. Klun also received relocation and temporary housing expenses and is entitled to regular Company benefits and three weeks of vacation for 1998 and beginning in 1999 four weeks of vacation per year. In addition, Mr. Klun has entered into a Change in Control Agreement with the Company dated August 21, 1999 which provides twelve months of salary, continued health and dental insurance for twelve months, as well as outplacement assistance if his employment is terminated due to a change of control (defined below).

In order to protect all of the rights of the participant in the event of a Change in Control of the Company, the 1995 Stock Incentive Plan provides for the immediate vesting of all outstanding awards upon the occurrence of such an event. A Change in Control of the Company is deemed to occur if: (i) any person or entity (with the exception of Odyssey Partners) acquires 50% or more of the voting securities of the Company; (ii) the shareholders approve a plan of complete liquidation, an agreement for sale or disposition of substantially all of the assets of the Company, or a materially dilutive merger or consolidation of the Company; or (iii) the Board of Directors agrees by a two-thirds vote that a Change in Control has occurred or is about to occur and within six months actually does occur. However, no Change in Control would be deemed to occur with respect to any Plan participant who is a material equity participant of the purchasing group that consummates a Change in Control.

RETENTION AGREEMENT

The Company has entered into a Retention Agreement with certain key employees in the event that the Company commences a voluntary case under Chapter 11 of the United States Bankruptcy Code. The agreement provides a bonus for continuing services provided that the employee is still employed by the Company six months after consummation of a plan of reorganization in the Chapter 11 Case. The Company did commence Chapter 11 on February 29, 2000.

PERFORMANCE GRAPH

Shown below is a line graph comparing a five-year cumulative total shareholder return for the Company, the S&P Retail Stores (Food) and the Russell 2000.

  Eagle Food Centers      S&P 500 Retail       Russell 2000

01/1995      100              100                 100
01/1996      130.77           126.46              129.94
01/1997      246.15           148.27              154.47
01/1998      249.97           202.76              188.22
01/1999      215.38           275.93              188.74
01/2000       67.32           160.63              222.15

Note: Companies comprising the S&P Retail Stores (Food) Index include:
Albertson's, Inc., Great Atlantic & Pacific Tea Co., Kroger Co., Safeway, Inc. and Winn-Dixie Stores, Inc.K. Certain information concerning the Company's executive officers is included in Item 4(a) of Part I of this report.



COMPENSATION OF DIRECTORS

Information with respect to the compensation of directors is included in ITEM 10 above.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of shares of Common Stock by (a) each person or group that is known to the Company to be the beneficial owner of more than 5% of the outstanding shares, (b) each director and named executive officer of the Company, and (c) all directors and executive officers of the Company as a group.


                                                               AMOUNT AND NATURE   PERCENT
                                                                 OF BENEFICIAL       OF
NAMES OF BENEFICIAL OWNERS                                        OWNERSHIP (1)    CLASS(2)
---------------------------                                    -----------------   --------

Odyssey Partners, L.P. (3) (7)                                     4,211,730       38.50%
Robert J. Kelly (5)                                                  725,000        6.63%
Dimensional Fund Advisors Inc. (4)                                   751,800        6.87%
Jerome Levy Foundation (9)                                           632,136        5.78%
Steven M. Friedman (7) (8)                                           227,345        2.08%
Peter B. Foreman                                                     151,022        1.38%
The Friedman Family Foundation (8)                                    40,000           *
S. Patric Plumley (10)                                                10,000           *
Byron O. Magafas (10)                                                 10,000           *
Frank A. Klun (11)                                                     3,750           *
Vincent J. Faulhaber, Jr. (12)                                         2,500           *
William J. Snyder (6)                                                  1,000           *
Alain M. Oberrotman                                                        0           *
Jerry I. Reitman                                                           0           *
Directors and Executive Officers as a group (11
persons) including certain of the persons listed above.            1,185,617       10.84%


Notes:
*Owns less than 1% of the total outstanding Common Stock of the Company.
1) Unless otherwise noted, each person has sole investment and voting power with respect to the shares indicated.
2)     10,939,048 shares of Common Stock were outstanding on January 29, 2000.
3) The business office address of Odyssey Partners L. P. is 280 Park Avenue, West Tower, 21st Floor, New York, NY 10017.
4) Dimensional Fund Advisors Inc. (Dimensional), a registered investment adviser, is deemed to have beneficial ownership of 751,800 shares of Eagle Food Centers, Inc. stock as of December 31, 1999, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares. The business office address of Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.
5) Mr. Kelly purchased 125,000 shares of Common Stock of the Company at the time of the execution of his Employment Agreement. The beneficial ownership includes 600,000 shares which are exercisable under a stock option awarded in fiscal 1995.
6) The profit sharing plan of Snyder, Schwarz, Park & Nelson P.C., the law firm of which Mr. Snyder is a member, owns 1,000 shares of Common Stock.
7) Odyssey Partners L.P., a private investment partnership in liquidation, owns 4,211,730 shares, which may be deemed to be beneficially owned by each of Messrs. Stephen Berger, Leon Levy, Jack Nash, Joshua Nash and Brian Wruble, who collectively constitute all of the general partners of Odyssey Partners, L.P. Includes 227,345 shares of Common Stock in which Steven M. Friedman, a director of the Company and former general partner of Odyssey Partners, L.P., has an economic interest. Odyssey Partners, L.P. retains sole voting power over the shares owned by Odyssey Partners, L.P. in which Mr. Friedman has an interest. Does not include shares of Common Stock owned by The Friedman Family Foundation, or The Jerome Levy Foundation (see footnotes (9) and (10) below) or 461,201 shares of Common Stock owned by The Nash Family Foundation, a charitable foundation, as to which Messrs. Nash may be deemed to have beneficial ownership.
8) Represents 40,000 shares of Common Stock owned by The Friedman Family Foundation, a charitable foundation, as to which Steven M. Friedman may be deemed to have beneficial ownership. Does not include 227,345 shares owned by Odyssey Partners, L.P. in which Mr. Friedman has an economic interest.
9) Represents 632,136 shares of Common Stock owned by The Jerome Levy Foundation, a charitable foundation, as to which Leon Levy may be deemed to have beneficial ownership. Does not include 4,211,730 shares owned by Odyssey Partners, L.P., as to which Mr. Levy may be deemed to have beneficial ownership by virtue of being a general partner of Odyssey Partners, L.P.
10) The beneficial ownership represents the exercisable portion of 25,000 shares under a stock option award of 15,000 shares in fiscal 1997 and 10,000 shares in fiscal 1998. A total of 10,000 shares have vested as of January 29, 2000.
11) The beneficial ownership represents the exercisable portion of 15,000 shares under a stock option award in fiscal 1998. A total of 3,750 shares have vested as of January 29, 2000.
12) The beneficial ownership represents the exercisable portion of 10,000 shares under a stock option award in fiscal 1998. A total of 2,500 shares have vested as of January 29, 2000.



OWNERSHIP OF PRINCIPAL SHAREHOLDERS

Odyssey Partners, L.P., Beneficial Owners and Company Directors and Officers currently hold, have the right to vote or have the right to acquire through the exercise of options, shares of Common Stock of the Company representing 54.09% of shares that would be outstanding upon the exercise of such options. As long as Odyssey Partners, L.P., Beneficial Owners and Company Directors and Officers own a majority of the outstanding voting stock of the Company, they will be able, acting together as a group, to elect the entire Board of Directors of the Company and to approve any action requiring shareholder approval.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Snyder, Schwarz, Park & Nelson P.C., the law firm of which Mr. Snyder, a director of the Company, is a member, serves as counsel to the Company. The Company paid that law firm $279,055, $380,446, and $310,117 for services rendered in fiscal 1999, 1998, and 1997, respectively. These amounts include remuneration for the services of Mr. Snyder as a director of the Company. The Board has determined that the fees paid for services rendered from Snyder, Schwarz, Park & Nelson P.C., were fair and competitive.

                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 10-K

                                                                         PAGE
                                                                         ----

(a) The following documents are filed as a part of this report:

    1.  Financial Statements:

         - Independent Auditors' Report                                    24

         - Consolidated Balance Sheets as of January 29, 2000              25
           and January 30, 1999

         - Consolidated Statements of Operations for the years             26
           ended January 29, 2000, January 30, 1999, and
           January 31, 1998

         - Consolidated Statements of Equity for the years ended           27
           January 29, 2000, 27 January 30, 1999, and January
           31, 1998

         - Consolidated Statements of Cash Flows for the years             28
           ended January 29, 2000, January 30, 1999, and January
           31, 1998

         - Notes to the Consolidated Financial Statements                  29

     2.  Financial Statement Schedules:

         All schedules are omitted because they are not applicable or not required, or because the information required therein is included in the consolidated financial statements or the notes thereto.

     3. Exhibits - see Exhibit Index on page 70.

(b) Reports on Form 8-K:

         No reports on Form 8-K were filed during the fourth quarter of fiscal 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            EAGLE FOOD CENTERS, INC.

                             By: /s/ ROBERT J. KELLY
                                --------------------
                                 Robert J. Kelly
                              Chairman of the Board

DATED:  April 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


        SIGNATURE                                 TITLE                                           DATE

/s/ ROBERT J. KELLY                    Chairman of the Board                                  April 28, 2000
-------------------                    (Principal Executive Officer)
Robert J. Kelly

/s/ JEFFREY L. LITTLE                  Chief Executive Officer and President                  April 28, 2000
---------------------
Jeffrey L. Little

/s/ S. PATRIC PLUMLEY                  Senior Vice President-Chief Financial                  April 28, 2000
---------------------                  Officer and Secretary
S. Patric Plumley                      (Principal Financial and Accounting Officer)

/s/ PETER B. FOREMAN                   Director                                               April 28, 2000
--------------------
Peter B. Foreman

/s/ STEVEN M. FRIEDMAN                 Director                                               April 28, 2000
----------------------
Steven M. Friedman

/s/ ALAIN M. OBERROTMAN                Director                                               April 28, 2000
-----------------------
Alain Oberrotman

/s/ JERRY I. REITMAN                   Director                                               April 28, 2000
--------------------
Jerry I. Reitman

/s/ WILLIAM J. SNYDER                  Director                                               April 28, 2000
---------------------
William J. Snyder

EXHIBIT NO.          DESCRIPTION
                     -----------

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

  10.11--           Loan and Security Agreement, dated as of May 22, 1995, among the Company, as borrower, and the lender party thereto, Congress Financial Corporation (Central) (filed as Exhibit 16 to the Company's Form 10-Q for the quarter ended April 29, 1995 and incorporated herein by reference).

  10.12--           First Amendment to the Loan and Security Agreement dated
                     August 21, 1995 (filed as Exhibit 17 to the Company's Form 10-Q for the quarter ended July 29, 1995 and incorporated herein by reference).

  10.13--           1995 Stock Incentive Plan as approved on June 21, 1995
                     (filed as Exhibit 18 to the Company's Form 10-Q for the quarter ended July 29, 1995 and incorporated herein by reference).

  10.14--           Employment agreement dated May 10, 1995 between the Company and Robert J. Kelly, its President and Chief Executive Officer (filed as Exhibit 19 to the Company's Form 10-Q for the quarter ended July 29, 1995 and incorporated herein by reference).

  10.15--           Agreement between the Company, Lucky Stores, Inc., The
                     Midland Grocery Company and Roundy's Inc. to terminate the Westville warehouse lease (filed as Exhibit 22 to the Company's Annual Report on Form 10-K for the year ended February 3, 1996 and incorporated herein by reference).

  10.16--           Employment Agreement dated April 12, 1998 between the
                     Company and Robert J. Kelly, Chairman of the Board, President and Chief Executive Officer (filed as Exhibit 23 to the Company's Annual Report on Form 10-K for the year ended January 31, 1998 and incorporated herein by reference).

  10.17--           Amended Loan and Security Agreement, dated April 1, 1998,
                     between the Company, as borrower, and the lender party thereto, Congress Financial Corporation (Central) (filed as
                     Exhibit 24 to the Company's Annual Report on Form 10-K for the year ended January 31, 1998 and incorporated herein by reference).

  10.18--           Employment Agreement dated September 15, 1997 between the
                     Company and S. Patric Plumley, its Senior Vice President-Chief Financial Officer and Secretary (filed as
                     Exhibit 24 to the Company's Annual Report on Form 10-K for the year ended January 31, 1998 and incorporated herein by reference).

  10.19--           Employment Agreement dated October 7, 1997, between the
                     Company and Byron O. Magafas, its Vice President of Human Resources (filed as Exhibit 26 to the Company's Annual Report on Form 10-K for the year ended January 30, 1999 and incorporated herein by reference).

  10.20--           Amended Employment Agreement dated May 10, 1998 between the
                     Company and Robert J. Kelly, Chairman of the Board, President and Chief Executive Officer (filed as Exhibit 27 to the Company's Annual Report on Form 10-K for the year ended January 30, 1999 and incorporated herein by reference).

  10.21--*          Employment Contract dated December 13, 1999 between the
                     Company and Jeff Little, its Chief Executive Officer and President effective Janaury 30, 2000.

  10.22--*          Amended Loan and Security Agreement, dated February 9, 2000, between the Company, as borrower, and the lender party thereto, Congress Financial Corporation (Central).

  10.23--           Congress Financial Debtor-in-Possession Credit Facility
                     dated March 1, 2000 (filed as Exhibit 99.1 to the Form 8-K dated February 29, 2000 and incorporated herein by reference).

  10.24--           Form of Noteholder agreements to vote for Plan of
                     Reorganization (filed as Exhibit 99.2 to the Form 8-K dated February 29, 2000 and incorporated herein by reference).

  18.1--*           Preferability Letter from Deloitte and Touche dated April
                     14, 2000.

  12.1--            Computation of Ratio of Earnings to Fixed Charges (filed as
                     Exhibit 12.1 to the Registration Statement on Form S-1 No. 33-59454 and incorporated herein by reference).

  21--*             Subsidiaries of the Registrant.

  27--*             Financial Data Schedule (for SEC use only).


  *Filed herewith.