Form 10-Q
period 2000-04-29
EAGLE FOOD CENTERS INC
filed 2000-06-13
CIK 30908

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



       /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended        April 29, 2000
                              -----------------------------
                                          OR
      / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________________


                         Commission File Number 0-17871


                            EAGLE FOOD CENTERS, INC.
                            ------------------------
                 (Debtor-in-Possession as of February 29, 2000)
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
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares of the Registrant's Common Stock, par value one cent ($0.01) per share, outstanding at June 9, 2000 was 10,939,048.

Trading of the Company's common stock, now under the symbol "EGLEQ", was suspended subsequent to the close of business on February 29, 2000 as a result of the Chapter 11 Bankruptcy Case.










                                 Page 1 of 16 pages

                         PART I - FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS

                            EAGLE FOOD CENTERS, INC.
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                       QUARTER ENDED

                                              APRIL 29, 2000    MAY 1, 1999
                                              --------------   -------------
Sales ......................................   $    203,037    $    230,744
Cost of goods sold .........................        151,240         171,362
                                               ------------    ------------
     Gross margin ..........................         51,797          59,382
Operating expenses:
     Selling, general and administrative ...         48,768          51,271
     Store closing and asset revaluation ...             --           1,664
     Reorganization items, net .............         11,334              --
     Depreciation and amortization .........          4,967           4,804
                                               ------------    ------------
       Operating income (loss) .............        (13,272)          1,643
Interest expense ...........................          3,251           3,171
                                               ------------    ------------
Earnings (loss) before income taxes ........        (16,523)         (1,528)
Income taxes ...............................             --              --
                                               ------------    ------------
Net earnings (loss) ........................   $    (16,523)   $     (1,528)
                                               ============    ============

Earnings (loss) per share:
     Basic .................................   $      (1.51)   $      (0.14)
                                               ============    ============
     Diluted ...............................   $      (1.51)   $      (0.14)
                                               ============    ============
Weighted average shares and potential common
  shares outstanding .......................     10,939,000      10,926,000






               See notes to the consolidated financial statements.

                            EAGLE FOOD CENTERS, INC.
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                         APRIL 29,     JANUARY 29,
ASSETS                                                                     2000           2000
                                                                       -----------   -------------
Current assets:
  Cash and cash equivalents                                             $  19,338    $  18,558
  Restricted assets                                                         7,460        6,418
  Accounts receivable, net of allowance for doubtful accounts
    of $1.4 million in fiscal 2000 and fiscal 1999                         12,019       15,561
  Inventories, net of LIFO reserve of $9.1 million in fiscal 2000 and
    $9.6 million in fiscal 1999                                            58,966       66,690
  Prepaid expenses and other                                                1,092          780
                                                                        ---------    ---------
           Total current assets                                            98,875      108,007

Property and equipment (net)                                              115,124      128,971

Other assets:
  Deferred debt issuance costs (net)                                          245          104
  Property held for resale                                                  9,577        8,016
  Other                                                                    14,331       15,318
                                                                        ---------    ---------
           Total other assets                                              24,153       23,438
                                                                        ---------    ---------
           Total assets                                                 $ 238,152    $ 260,416
                                                                        =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      $  28,177    $  36,365
  Payroll and associate benefits                                           12,620       14,294
  Accrued liabilities                                                      11,854       15,026
  Reserve for closed stores                                                    --        3,088
  Accrued taxes                                                             8,370        8,155
  Revolving credit agreement                                                2,000           --
  Current portion of long term debt                                           923      101,128
                                                                        ---------    ---------
           Total current liabilities not subject to compromise             63,944      178,056
  Liabilities subject to compromise                                        33,673           --
                                                                        ---------    ---------
           Total current liabilities                                       97,617      178,056
Long term debt:
  Senior Notes                                                                 --           --
  Capital lease obligations                                                34,507       42,879
  Other                                                                       696          728
                                                                        ---------    ---------
           Total long term debt not subject to compromise                  35,203       43,607
Other liabilities:
  Reserve for closed stores                                                    --        6,898
  Other deferred liabilities                                               10,085        9,877
                                                                        ---------    ---------
           Total other liabilities not subject to compromise               10,085       16,775
Liabilities subject to compromise                                          89,782           --
Shareholders' equity:
  Preferred stock, $.01 par value, 100,000 shares authorized                   --           --
  Common stock, $.01 par value, 18,000,000 shares authorized,
    11,500,000 shares issued                                                  115          115
  Capital in excess of par value                                           53,336       53,336
  Common stock in treasury, at cost, 560,952 shares                        (2,228)      (2,228)
  Accumulated other comprehensive income                                       23           13
  Retained earnings (deficit)                                             (45,781)     (29,258)
                                                                        ---------    ---------
           Total shareholders' equity                                       5,465       21,978
                                                                        ---------    ---------
           Total liabilities and shareholders' equity                   $ 238,152    $ 260,416
                                                                        =========    =========

               See notes to the consolidated financial statements.

                            EAGLE FOOD CENTERS, INC.
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                   APRIL 29,      MAY 1,
                                                                                     2000          1999
                                                                                  -----------   ---------
Cash flows from operating activities:
     Net earnings (loss)                                                            $(16,523)   $ (1,528)
Adjustments to reconcile net earnings to net cash flows
from operating activities:
     Depreciation and amortization                                                     4,967       4,804
     Reorganization items:
         Reorganization items, net                                                    11,334          --
         Payments for professional fees                                                 (643)         --
         Payments for employee termination benefits                                     (763)         --
         Other                                                                           (54)         --
     Store closing and asset revaluation                                                  --       1,664
     LIFO charge (credit)                                                               (500)        250
     Deferred charges and credits                                                        167         315
     (Gain) loss on disposal of assets                                                   (40)         55
     Change in assets and liabilities:
         Receivables and other assets                                                  3,207       5,131
         Inventories                                                                   8,224       4,560
         Accounts payable                                                             (8,677)    (15,548)
         Accrued and other liabilities                                                   273      (5,715)
         Principal payments on reserve for closed stores                                (856)       (425)
                                                                                    --------    --------
         Net cash flows from operating activities                                        116      (6,437)
Cash flows from investing activities:
     Additions to property and equipment                                              (2,216)     (2,885)
     Additions to property held for resale                                                (4)     (2,255)
     Sales/maturities (purchases) of marketable securities                            (1,032)      1,092
     Cash proceeds from dispositions of property and equipment-reorganization          2,372          --
     Cash proceeds from dispositions of property and equipment                            65          34
     Cash proceeds from dispositions of property held for resale                          --       5,696
                                                                                    --------    --------
         Net cash flows from investing activities                                       (815)      1,682
Cash flows from financing activities:
     Net bank revolving credit borrowing                                               2,000          --
     Deferred financing costs                                                           (254)         --
     Principal payments on lease obligations                                            (267)       (265)
                                                                                    --------    --------
         Net cash flows from financing activities                                      1,479        (265)
                                                                                    --------    --------
     Increase (decrease) in cash and cash equivalents                                    780      (5,020)
     Cash and cash equivalents at beginning of period                                 18,558      11,775
                                                                                    --------    --------

     Cash and cash equivalents at end of period                                     $ 19,338    $  6,755
                                                                                    ========    ========

     Supplemental disclosures of cash flow information:
         Cash paid for interest                                                     $  1,144    $  5,254
         Cash paid for income taxes                                                 $      7    $     --

     Noncash investing and financing activities:
         Unrealized gain (loss) on marketable securities                            $     10    $     (3)
         Additions to property and equipment and capital
           lease liability in connection with sale/leaseback transactions           $     --    $  5,696


               See notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

REORGANIZATION PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

On February 29, 2000 (the "Petition Date"), Eagle Food Centers, Inc. (the "Company") filed a voluntary petition under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). The petition was filed in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") under case number 00-01311 (the "Bankruptcy Case"). The Company continues to manage its affairs and operate its business as a debtor-in-possession while the Bankruptcy Case is pending. The Bankruptcy Case, which is proceeding before the United States District Court for the District of Delaware (the "Court"), was commenced in order to implement a financial restructuring of the Company that had been pre-negotiated with holders of approximately 29% of the principal amount of the Company's Senior Notes due April 15, 2000 (the "Senior Notes").

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

The Plan contemplates the closing or sale of 20 underperforming locations, which reduced the number of operating stores from 84 for the year ended January 29, 2000 to 66 at the end of the first quarter of fiscal 2000 and 64 stores subsequent to the end of the first quarter when the final two stores were closed. The Company estimates that total sales will decrease to approximately $800 million for fiscal 2000 as a result of the decrease in stores. During fiscal 1999, the 20 underperforming stores had sales of approximately $140 million and operating losses of approximately $3 million, excluding corporate allocations of overhead. As such, the Company anticipates that the closing of the stores will have a favorable impact on operating income, excluding the expenses related to the debt restructuring and Bankruptcy Case, which is discussed below.

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

On February 9, 2000, the Company entered into an amendment of the Revolving Credit Facility (the "Revolver") with Congress which extended the terms of the existing Revolver and provided the interim debtor-in-possession financing (the "DIP Facility") if the Company became subject to a proceeding under Chapter 11 of Title 11 of the United States Code. The DIP financing was defined in the amendment as financing with terms and conditions substantially identical to the terms and conditions set forth in the Revolver, both of which to have a term ending on April 15, 2002, per the amendment. Under the Plan, the $2.0 million balance on the Revolver is treated as a secured claim that the Company intends to pay with accrued interest as of the effective date of the Plan.

On March 21, 2000, the Court approved a final order approving the DIP Facility. The DIP Facility is available to provide funds to the Company for continuous operations and to meet ongoing financial commitments to vendors and employees during the Bankruptcy Case. Congress has committed to provide the financing for the Company after exiting from bankruptcy, and they are in the process of negotiating the terms and conditions of this credit facility (the "Exit Facility"). The Exit Facility is conditioned upon confirmation and consummation of the Plan and the Company anticipates it will have substantially the same terms and conditions as the Revolving Credit Facility.

On March 1, 2000, the Court approved various "first day" requests including, among other things, the payment of prepetition claims of employees, utilities, reclamation claimants, critical trade vendors and other key constituents. On March 21, 2000, the Court authorized Eagle to pay all prepetition claims of its remaining trade creditors.

On April 17, 2000, the Court approved the Company's Disclosure Statement (the "Disclosure Statement") relating to the Plan. The Company mailed the Disclosure Statement to all of its creditors and shareholders entitled to vote on the Plan. Subsequent to the end of the first quarter of fiscal 2000, the Company received sufficient votes to accept the Plan by the classes of creditors and shareholders entitled to vote on the Plan and, assuming the Bankruptcy Court approves the Plan, the Company expects the Plan to become effective approximately thirty days following the confirmation date. There is no assurance that the Court will confirm the Plan, which the Company expects to occur during the second quarter of fiscal 2000, or that the Plan will become effective thirty days thereafter.

On March 21, 2000, the Court approved a process by which certain unexpired real estate leases may be rejected. Additionally, the Company is pursuing the assignment or sublease of leases on stores that are closed or that will be closed in connection with the Plan. However, if the leases on these stores cannot be assigned or subleased, the Company plans to reject these leases through the Bankruptcy Case. Under Bankruptcy Law, the Company's liability to the landlord on claims resulting from such rejections is capped at the greater of 15% of the remaining lease payments (limited to three years' lease payments) or one year's lease payments (the "Rejection Damages Cap"). Rejection of the leases, however, does not limit the Company's obligation with respect to damages arising from the rejection of any corresponding subleases.

In connection with the Company's rejection of leases, Lucky Stores, Inc. ("Lucky"), the assignor or sublessor of numerous leases to the Company (including eight dark stores and 13 stores closed or to be closed), filed an indemnification claim under a certain Transaction Agreement dated as of October 9, 1987 based on the Company's rejection of the leases related to eight of the dark stores equal to the full obligation under such leases, totaling approximately $8.0 million (includes Rejection Damages Cap and indemnification claim). Additionally, Lucky advised the Company that it will file similar claims in the event the Company rejects additional leases that Lucky assigned or subleased to the Company. The Company and Lucky have a tentative agreement in which the Company will pay the Rejection Damages Cap for the Lucky leases and reimburse Lucky for an agreed percentage of the actual payments that Lucky makes with respect to any claim that a Landlord may assert against Lucky ("Excess Rent Claim"), other than a claim that the Landlord asserted or could have asserted against the Company in the Bankruptcy Case, including a claim in the Bankruptcy Case that a Landlord asserted or could have asserted against the Company for damage or repair to the Landlord's leased property.

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


ACCOUNTING POLICIES
The accompanying unaudited financial statements have been prepared in accordance with the summary of significant accounting policies set forth in the notes to the audited financial statements contained in the Company's Form 10-K filed with the Securities and Exchange Commission on April 28, 2000.

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results of operations and financial position for the interim periods presented. Operating results for the thirteen weeks ended April 29, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2001.

Since the Petition Date, the Company has operated its business as a debtor-in-possession under the Bankruptcy Code. The American Institute of Certified Public Accountant's Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") provides guidance for financial reporting by entities that have filed petitions with the Bankruptcy Court and expect to reorganize under Chapter 11 of the Bankruptcy Code.

Under SOP 90-7, the financial statements of an entity in a Chapter 11 reorganization proceeding should distinguish transactions and events that are directly associated with the reorganization from those of the operations of the ongoing business as it evolves. Accordingly, SOP 90-7 requires the following financial reporting or accounting treatments in respect to each of the financial statements:

BALANCE SHEET
The balance sheet separately classifies pre-petition liabilities as those subject to compromise (generally unsecured and undersecured claims) and those not subject to compromise (including fully secured claims). Pre-petition liabilities are reported on the basis of the expected amount of such allowed claims, as opposed to the amount for which those allowed claims may be settled.

When debt subject to compromise has become an allowed claim and that claim differs from the net carrying amount of the debt (defined as the face amount of the debt less unamortized debt issuance costs), the net carrying amount is adjusted to the amount of the allowed claim. The resulting gain or loss is classified as a reorganization item.

STATEMENT OF OPERATIONS
Pursuant to SOP 90-7, revenues and expenses, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business are reported in the statement of operations separately as reorganization items. Professional fees are expensed as incurred and interest expense is being recorded on a contractual basis.

STATEMENT OF CASH FLOWS
Reorganization items are reported separately within the operating, investing and financing categories of the statement of cash flows.

RESERVE FOR CLOSED STORES
An analysis of activity in the reserve for closed stores for the quarters ended April 29, 2000 and May 1, 1999 are as follows:


                                                            QUARTER ENDED   QUARTER ENDED
                                                               APRIL 29,        MAY 1,
                                                                  2000           1999
                                                            -------------   --------------
(Dollars in thousands)

Balance at beginning of quarter                                 $  9,986    $ 10,736

Payments, primarily rental payments, net of sublease rentals
  of $317 in fiscal 2000 and $337 in fiscal 1999                    (878)       (567)

Amount classified as a direct reduction of related assets and
  liabilities                                                         --        (763)

Interest cost                                                         65         142

Provision for store closing and asset revaluation                  9,597       1,664
                                                                --------    --------

Balance at end of quarter (including $14.0 million
  and $1.3 million, respectively, classified as current)        $ 18,770    $ 11,212
                                                                ========    ========


The reserve for closed stores is classified in the consolidated balance sheet under the caption "Liabilities subject to compromise" at the end of the first quarter of fiscal 2000 and the caption "Reserve for closed stores" at the end of the first quarter of fiscal 1999. The provision for store closing and asset revaluation is classified in the consolidated statement of operations under the caption "Reorganization items, net" for the fiscal quarter ended April 29, 2000 and the caption "Store closing and asset revaluation" for the fiscal quarter ended May 1, 1999.

During the first quarter of fiscal 2000, the Company added 15 stores to the reserve for which $10.4 million is provided for estimated future costs. In addition, the Company benefited from net favorable changes in estimates of $0.8 million for all of the 18 stores in the reserve at the end of the fiscal year 1999, the leases for three of which were terminated/expired during the first quarter.

During the first quarter of fiscal 1999, the Company added one store to the reserve and recorded $1.7 million for estimated future store closing costs. This charge included $0.9 million for future lease costs and $0.8 million of asset revaluations.

A rollforward presentation of the number of stores in the closed store reserve for the first quarters of fiscal 2000 and 1999 is as follows:


                                                  QUARTER ENDED   QUARTER ENDED
                                                   APRIL 29,          MAY 1,
                                                      2000             1999
                                                  -------------   --------------

Number of stores in reserve at beginning of quarter       18                16
Leases terminated/expired                                 (3)                -
Stores added to the closed store reserve                  15                 1
                                                  -------------   --------------
Number of stores in reserve at end of quarter             30                17
                                                  =============   ==============


LIABILITIES SUBJECT TO COMPROMISE

Liabilities Subject to Compromise refer to liabilities incurred prior to the filing of a petition for protection under the Bankruptcy Code, except those claims that will not be impaired. The liabilities subject to compromise represent management's best estimate of known or potential claims to be resolved in connection with the Chapter 11 filing. Such claims may be subject to future adjustment depending on Court action, further developments with respect to disputed claims or other events. The principal categories of claims classified as Liabilities subject to compromise consist of the following:

                                                           APRIL 29, 2000
                                                 -------------------------------
                                                 CURRENT     LONG-TERM   TOTAL
                                                 ---------   ---------  --------
(Dollars in thousands)

Senior Notes                                      $ 15,000   $ 85,000   $100,000

Accrued interest payable on the Senior Notes         4,685         --      4,685

Closed store reserve                                13,988      4,782     18,770
                                                  --------   --------   --------


  Total                                           $ 33,673   $ 89,782   $123,455
                                                  ========   ========   ========


The Company has reviewed claims submitted to the Bankruptcy Court and believes all valid claims have been properly recorded in the consolidated financial statements as of April 29, 2000.

REORGANIZATION ITEMS
A summary of costs recognized during the first quarter of fiscal 2000 and estimated additional costs to be incurred subsequent to the first quarter is as follows:


                                               QUARTER       ESTIMATED        TOTAL
                                                ENDED        ADDITIONAL   REORGANIZATION
                                            APRIL 29, 2000    COSTS           COSTS
                                            -------------- ------------  ----------------
(DOLLARS IN THOUSANDS)
Store closing and asset revaluation            $  9,597    $     --       $  9,597
Employee termination benefits                     1,251          --          1,251
Professional fees                                   873       2,800          3,673
Net realized gains on sale/disposal of
  leases and equipment and release of
  capital leases                                   (441)     (1,000)        (1,441)
Other                                                54         200            254
                                               --------    --------       --------
  Total                                        $ 11,334    $  2,000       $ 13,334
                                               ========    ========       ========


The net reorganization items are based on information presently available to the Company, however, the actual costs could differ materially from the estimates. Additionally, other costs may be incurred which cannot be presently estimated.

STORE CLOSING AND ASSET REVALUATION
In connection with the Bankruptcy Case, the Company sold one store and closed 17 underperforming stores during the first quarter of fiscal 2000 and closed two stores subsequent to quarter end. These closings resulted in the Company recording estimated costs of $10.4 million during the first quarter. The Company also reduced the closed store reserve by $0.8 million for net favorable changes in estimates for stores and the termination/expiration of three stores existing in the reserve at January 29, 2000.

EMPLOYEE TERMINATION BENEFITS
In connection with the Bankruptcy Case, the Company recognized $1.3 million in employee termination benefits during the first quarter of fiscal 2000, representing severance costs for 338 employees terminated as a result of the store closings under the provisions of the Plan. Prior to April 29, 2000, the Company notified the employees terminated under the Plan. Such notification included the provisions of the involuntary termination benefit formula in sufficient detail so they were able to calculate their termination benefits. Of the $1.3 million accrued, the Company paid out $0.8 million in the first quarter and the remainder is included in the Balance Sheet caption "Accounts Payable".


PROFESSIONAL FEES
Professional fees relate to legal, accounting, consulting and other professional costs directly attributable to the Bankruptcy Case and are being expensed as incurred. The Company expects to pay an additional $2.8 million which includes $1.3 million to Jefferies and Company for financial advisory fees upon consummation of a confirmed Plan.

NET REALIZED GAINS
During the first quarter of fiscal 2000, the Company had realized gains on the sale/disposal of leases and equipment and release of capital lease obligations of $0.4 million, all related to the 20 closing/sold stores in the Plan.



COMPREHENSIVE INCOME
Comprehensive income is presented in accordance with SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income includes all changes in the Company's equity during the period, except transactions with stockholders of the Company. Comprehensive income consisted of the following (in thousands of dollars):


                                                            QUARTER ENDED
                                                 --------------------------------------
                                                  APRIL 29, 2000        MAY 1, 1999
                                                 -----------------   ------------------
Net income (loss)                                      $(16,523)       $ (1,528)
Other comprehensive income (loss):
  Unrealized gain (loss) on marketable
    securities                                               10              (3)
                                                       --------        --------

Comprehensive income (loss)                            $(16,513)       $ (1,531)
                                                       ========        ========


LITIGATION
BANKRUPTCY CASE

The Company commenced the Bankruptcy Case on February 29, 2000. Additional information relating to the Bankruptcy Case is set forth in the notes to the consolidated financial statements under the caption "Reorganization Proceedings Under Chapter 11 of the Bankruptcy Code."

OTHER CASES

The Company is subject to various other unresolved legal actions which arise in the normal course of its business. It is not possible to predict with certainty the outcome of these unresolved legal actions or the range of the possible loss.

EARNINGS (LOSS) PER SHARE
Earnings per share ("EPS") are computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic EPS is computed by dividing consolidated net earnings (loss) by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing consolidated net earnings by the sum of the weighted average number of common shares outstanding and the weighted average number of potential common shares outstanding. Potential common shares consist solely of outstanding options under the Company's stock option plans. All outstanding options were excluded from the earnings (loss) per share calculation for the first quarter of fiscal 2000 and 1999 because they were anti-dilutive. The computation of basic and diluted EPS is as follows:

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                  QUARTER ENDED


                                                     APRIL 29, 2000   MAY 1, 1999

Net Earnings (Loss):                                    $ (16,523)     $ (1,528)
                                                        =========      ========

Weighted average common shares outstanding                 10,939        10,926
                                                        =========      ========
Basic earnings (loss) per share                         $   (1.51)     $  (0.14)
                                                        =========      ========

Weighted average common shares outstanding                 10,939        10,926
Effect of dilutive securities - stock options                  --            --
                                                        ---------      --------
Shares applicable to diluted earnings                      10,939        10,926
                                                        =========      ========
Diluted earnings (loss) per share                       $   (1.51)     $  (0.14)
                                                        =========      ========



SUBSEQUENT EVENTS
The Company closed two stores subsequent to the first quarter of fiscal 2000. The closings will not result in a second quarter charge to earnings since the store expenses were previously recorded.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Sales for the Company's first fiscal quarter ended April 29, 2000 were $203.0 million, a decrease of $27.7 million or 12.0% from the first quarter of fiscal 1999. Sales for the 64 stores remaining open after all closures covered in the Plan (the "Continuing Stores"), including replacement stores, declined 1.1% from the same quarter in the prior year. There were 66 stores operating at the close of the first quarter of fiscal 2000 (two additional stores closed subsequent to the end of the first quarter) and 90 stores were operating at the end of the first quarter of 1999. The decline in total store sales was due primarily to fewer open stores, lower sales in the stores designated for closing and continued competitive store growth during the past year.

The gross margin rate was 25.5% of sales for the quarter ended April 29, 2000 compared to 25.7% in the comparable quarter of 1999. The decrease in the gross margin rate for the first quarter of fiscal 2000 is primarily related to the liquidation of inventory in 17 stores closed during the quarter and a concerted effort to drive business with sales promotions in the Continuing Stores, partially offset by a favorable change in LIFO of $0.8 million. The Company also expects additional favorable changes in LIFO in future quarters of fiscal 2000 as inventory levels continue to decline. The gross margin rate during the first quarter for the 64 continuing stores was 26.3% compared to 26.1% in the same quarter of the prior year.

Selling, general and administrative expense for the first quarter of 2000 was $48.8 million or 24.0% of sales compared to $51.3 million or 22.2% of sales in the same quarter of 1999. The decrease in dollars is primarily related to a reduction in direct expenses in closed/sold stores of $4.9 million, partially offset by increased benefits expense of $1.2 million due to a temporary reduction in health and welfare costs ending in fiscal 1999 and increased promotional activity of $0.6 million.

The Company recorded a store closing and asset revaluation charge of $1.7 million during the first quarter of 1999 to reflect the estimated future lease costs and asset revaluations relating to one store added to the reserve during the first quarter.

A charge of $11.3 million was recorded during the first quarter of fiscal 2000 for reorganization items, including costs of $9.6 million in store closing and asset revaluations, $1.3 million in employee termination benefits, $0.9 million in professional fees and $0.1 million of other items, partially offset by $0.4 million in realized gains.

Depreciation and amortization expense increased to $5.0 million or 2.5% of sales in the first quarter of 2000 compared to $4.8 million or 2.1% of sales in the prior year, primarily due to increased depreciation relating to the Company's capital spending program. Interest expense increased to $3.3 million or 1.6% of sales in the first quarter of 2000 compared to $3.2 million or 1.4% of sales in the prior year due primarily to increased interest on capital lease obligations.

The net loss for the first quarter of fiscal 2000 was $16.5 million or $1.51 per share on a diluted basis compared to a net loss of $1.5 million or $0.14 per share in the same quarter of fiscal 1999. No tax benefit was recognized in fiscal 2000 or 1999 as the Company is in a net operating loss carryforward position. Valuation allowances have been established for the entire amount of net deferred tax assets due to the uncertainty of future recoverability.

LIQUIDITY AND CAPITAL RESOURCES
As a result of the Company's inability to refinance its Senior Notes, due April 15, 2000, the Company filed the Bankruptcy Case on February 29, 2000. The Company is currently operating its business and managing properties as a debtor-in-possession pursuant to the Bankruptcy Code (see notes to the consolidated financial statements under the caption "Reorganization Proceedings Under Chapter 11 of the Bankruptcy Code").

In connection with the Plan, the Company expects to make $15.0 million in principal payments and approximately $6.5 million in interest payments on the Senior Notes during the second quarter of fiscal 2000. Additionally, the Company expects to make $18.8 million, with approximately $14.1 million paid within one year, in lease termination payments which are included in the balance sheet caption "Liabilities subject to compromise" at April 29, 2000.

The Company has expensed $0.9 million in professional fees and $1.3 million in employee severance costs of which $0.6 million and $0.8 million were paid in the first quarter, respectively. The Company anticipates it will incur an additional $2.8 million in professional fees during the remainder of fiscal 2000 as a result of the Bankruptcy Case. The Company sold certain assets in the first quarter of fiscal 2000 for net proceeds of $2.4 million and expects additional net proceeds of approximately $0.5 million from sales of assets during the remainder of fiscal 2000.

The Plan expenditures discussed in this section will be funded primarily from existing cash, internally generated cash flows from operations, proceeds from the sale of certain of the Company's assets and short-term borrowings from the DIP Facility and Exit Facility. The availability under the DIP Facility and Exit Facility is estimated to be $28.0 million and the Company is projecting the availability to remain above $10.0 million after the funding required for the above expenditures.

During fiscal 1999, the 20 underperforming stores had sales of approximately $140 million and operating losses of approximately $3 million, excluding corporate allocations of overhead. As such, the Company anticipates that the closing of the stores will have a favorable impact on operating income, excluding the expenses related to the debt restructuring and Bankruptcy Case, which is discussed in the notes to the consolidated financial statements under the caption "Reorganization Proceedings Under Chapter 11 of the Bankruptcy Code".

Cash used by operating activities was $0.1 million for the quarter ended April 29, 2000 compared to cash used of $6.4 million in the comparable quarter of 1999. Net loss and non-cash charges used $2.1 million of cash and working capital changes provided $2.2 million, primarily due to a decrease in receivables and inventories offset somewhat by a decrease in accounts payable. The Company believes that operating cash flows and other sources of liquidity, including borrowings under its DIP Facility and Exit Facility, will be adequate to meet the Company's anticipated requirements for working capital, capital expenditures and interest payments for the foreseeable future. There can be no assurance, however, that the Company's business will continue to generate operating cash flows at or above current cash flows.

Additions to property and equipment for the first quarter of fiscal 2000 were $2.2 million compared to $5.1 million in the first quarter of 1999. One store was sold and 17 stores were closed during the first quarter of fiscal 2000 and there was one major remodel completed. The Company is projecting capital expenditures to be approximately $8.8 million for the remainder of fiscal 2000. One store held for resale was sold for $5.7 million and leased back during the first quarter of fiscal 1999.

Working capital at April 29, 2000 was $1.3 million and the current ratio was
1.01 to 1 compared to a negative $70.0 million and 0.61 to 1 at January 29, 2000. The Company reclassified its $100 million in Senior Notes, due April 15, 2000, from Long-Term Debt to Current Liabilities, resulting in the negative working capital at January 29, 2000. As of April 29, 2000, the $100 million of Senior Notes was reclassified to the caption "Liabilities subject to compromise." The $15 million expected to be paid in connection with the Plan upon the effective date of the Plan is included in Current Liabilities and the remaining $85 million which is expected to have a maturity date of April 15, 2005 has been classified as long-term.

At April 29, 2000 the Company had $2.0 million in borrowings against the Revolving Credit Facility and no letters of credit outstanding.


SAFE HARBOR STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995
The statements under Management's Discussion and Analysis of Financial
Condition and Results of Operations and the other statements in this Form 10-Q which are not historical facts are forward looking statements. These forward looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the effect of economic conditions, the impact of competitive stores and pricing, availability and costs of inventory, the rate of technology change, the cost and uncertain outcomes of pending and unforeseen litigation, the approval of the Plan by the Court, the ability of the Company to consummate the Plan on the terms specified in such Plan and the timing of such consummation, the availability of capital, supply constraints or difficulties, the effect of the Company's accounting policies, the effect of regulatory and legal developments, and other risks detailed in the Company's Securities and Exchange Commission filings.

                          PART II : OTHER INFORMATION:



ITEM 1 : LEGAL PROCEEDINGS
        Chapter 11 Proceedings. Reference is made to the notes to the consolidated financial statements under the caption "Reorganization Proceedings Under Chapter 11 of the Bankruptcy Code."


ITEM 2 : CHANGE IN SECURITIES AND USE OF PROCEEDS
        Reference is made to the notes to the consolidated financial statements under the caption "Reorganization Proceedings Under Chapter 11 of the Bankruptcy Code."


ITEM 3 : DEFAULTS UPON SENIOR SECURITIES
        As a result of the filing by the Company on February 29, 2000 of a voluntary petition for relief under Chapter 11, Title 11 of the United States Code, a default occurred on the Company's 8 5/8% Senior Notes due April 15, 2000 (the "Senior Notes"). The Company is also in default under the Senior Notes because it did not pay the principal amount of $100 million and interest of $4.3 million each of which were due on April 15, 2000 and thus as of the date of this Form 10-Q, the total arrearage amount for the Senior Notes is $104.3 million.



ITEM 4 : SUBMITTED MATTERS TO A VOTE OF SECURITY HOLDERS
        Not Applicable


ITEM 5 : OTHER
        Not Applicable


ITEM 6 : EXHIBITS AND REPORTS ON FORM 8K
        Exhibit 27    : Financial Data Schedule  (see page 16)

          Form 8-K : On March 15, 2000 the Company filed a report on Form 8-K relating to the Company's filing, on February 29, 2000, of a Voluntary Petition under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware -- IN RE EAGLE FOOD CENTERS, INC., DEBTOR, Chapter 11, Case. No. 00-01311.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                           EAGLE FOOD CENTERS, INC.



   Dated:  June 13, 2000        /s/   Jeffrey L. Little
                                -----------------------------------
                                Jeffrey L. Little
                                Chief Executive Officer and President



   Dated:  June 13, 2000        /s/   S. Patric Plumley
                                -----------------------------------
                                S. Patric Plumley
                                Senior Vice President -Chief Financial Officer
                                and Secretary