Form 10-Q
period 2000-07-29
EAGLE FOOD CENTERS INC
filed 2000-09-12
CIK 30908

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



      /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended       July 29, 2000
                                      ----------------------------------
                                       OR
     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _________________________


                         Commission File Number 0-17871
                                                -------


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

                  Rt. 67 & Knoxville Rd., Milan, Illinois 61264
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (309) 787-7700
                                                           ---------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court: Yes /X/ No / /

      The number of shares of the Registrant's Common Stock, par value one cent ($0.01) per share, outstanding on September 8, 2000 was 12,869,468.

      Trading of the Company's common stock, now under the symbol "EGLEQ", was suspended subsequent to the close of business on February 29, 2000 as a result of the Chapter 11 Bankruptcy Case. Trading resumed under the symbol "EGLE" on August 10, 2000 after the Company exited Chapter 11.

                         PART I - FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS

                            EAGLE FOOD CENTERS, INC.
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                          QUARTER ENDED                     TWO QUARTERS ENDED
                                                 JULY 29, 2000     JULY 31, 1999    JULY 29, 2000     JULY 31, 1999
                                                 -------------     -------------    -------------     -------------

Sales ......................................     $    190,563      $    234,434     $    393,600      $    465,178
Cost of goods sold .........................          141,328           173,501          292,568           344,863
                                                 ------------      ------------     ------------      ------------
     Gross margin ..........................           49,235            60,933          101,032           120,315
Operating expenses:
     Selling, general and administrative ...           41,879            51,612           90,647           102,883
     Store closing and asset revaluation ...               --                --               --             1,664
     Reorganization items, net .............             (157)               --           11,177                --
     Depreciation and amortization .........            4,506             5,083            9,473             9,887
                                                 ------------      ------------     ------------      ------------
       Operating income (loss) .............            3,007             4,238          (10,265)            5,881
Interest expense, net ......................            2,840             3,554            6,091             6,725
                                                 ------------      ------------     ------------      ------------
Earnings (loss) before income taxes ........              167               684          (16,356)             (844)
Income taxes ...............................               --                --               --                --
                                                 ------------      ------------     ------------      ------------
Net earnings (loss) ........................     $        167      $        684     $    (16,356)     $       (844)
                                                 ============      ============     ============      ============

Earnings (loss) per share:
     Basic .................................     $       0.02      $       0.06     $      (1.50)     $      (0.08)
                                                 ============      ============     ============      ============
     Diluted ...............................     $       0.02      $       0.06     $      (1.50)     $      (0.08)
                                                 ============      ============     ============      ============

Weighted average shares and potential common
  shares outstanding .......................       10,939,000        10,998,000       10,939,000        10,933,000



          See note to the unaudited consolidated financial statements.

                            EAGLE FOOD CENTERS, INC.
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                           JULY 29,      JANUARY 29,
ASSETS                                                                       2000           2000
                                                                          ---------      ----------
Current assets:
  Cash and cash equivalents .........................................     $  29,752      $  18,558
  Restricted assets .................................................         7,983          6,418
  Accounts receivable, net of allowance for doubtful accounts
    of $1.4 million in fiscal 2000 and fiscal 1999 ..................         8,505         15,561
  Inventories, net of LIFO reserve of $8.6 million in fiscal 2000 and
    $9.6 million in fiscal 1999 .....................................        51,701         66,690
  Prepaid expenses and other ........................................         1,039            780
                                                                          ---------      ---------
           Total current assets .....................................        98,980        108,007

Property and equipment (net) ........................................       112,534        128,971

Other assets:
  Deferred debt issuance costs (net) ................................           231            104
  Property held for resale ..........................................         9,346          8,016
  Other .............................................................        13,030         15,318
                                                                          ---------      ---------
           Total other assets .......................................        22,607         23,438
                                                                          ---------      ---------
           Total assets .............................................     $ 234,121      $ 260,416
                                                                          =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..................................................     $  25,757      $  36,365
  Payroll and associate benefits ....................................        12,247         14,294
  Accrued liabilities ...............................................        11,751         15,026
  Reserve for closed stores .........................................            --          3,088
  Accrued taxes .....................................................         7,991          8,155
  Revolving credit agreement ........................................         2,000             --
  Current portion of long term debt .................................           899        101,128
                                                                          ---------      ---------
           Total current liabilities not subject to compromise ......        60,645        178,056
  Liabilities subject to compromise .................................        33,185             --
                                                                          ---------      ---------
           Total current liabilities ................................        93,830        178,056
Long term debt:
  Senior Notes ......................................................            --             --
  Capital lease obligations .........................................        33,902         42,879
  Other .............................................................           727            728
                                                                          ---------      ---------
           Total long term debt not subject to compromise ...........        34,629         43,607
Other liabilities:
  Reserve for closed stores .........................................            --          6,898
  Other deferred liabilities ........................................        10,239          9,877
                                                                          ---------      ---------
           Total other liabilities not subject to compromise ........        10,239         16,775
Liabilities subject to compromise ...................................        89,787             --
Shareholders' equity:
  Preferred stock, $.01 par value, 100,000 shares authorized ........            --             --
  Common stock, $.01 par value, 18,000,000 shares authorized,
    11,500,000 shares issued ........................................           115            115
  Capital in excess of par value ....................................        53,336         53,336
  Common stock in treasury, at cost, 560,952 shares .................        (2,228)        (2,228)
  Accumulated other comprehensive income ............................            27             13
  Accumulated deficit ...............................................       (45,614)       (29,258)
                                                                          ---------      ---------
           Total shareholders' equity ...............................         5,636         21,978
                                                                          ---------      ---------
           Total liabilities and shareholders' equity ...............     $ 234,121      $ 260,416
                                                                          =========      =========

          See notes to the unaudited consolidated financial statements.

                            EAGLE FOOD CENTERS, INC.
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                    JULY 29, 2000    JULY 31, 1999
                                                                                    -------------    -------------
Cash flows from operating activities:
     Net loss                                                                          $(16,356)     $   (844)
Adjustments to reconcile net loss to net cash flows
  from operating activities:
     Depreciation and amortization                                                        9,473         9,887
     Reorganization items:
         Provision for reorganization items, net                                         11,177            --
         Payments for professional fees                                                    (772)           --
         Payments for employee termination benefits                                      (1,338)           --
         Other                                                                             (130)           --
     Store closing and asset revaluation                                                     --         1,664
     LIFO charge (credit)                                                                (1,000)          500
     Deferred charges and credits                                                           220           360
     (Gain) loss on disposal of assets                                                     (147)           72
     Change in assets and liabilities:
         Receivables and other assets                                                     7,132          (180)
         Inventories                                                                     15,989         5,225
         Accounts payable                                                               (11,535)      (13,126)
         Accrued and other liabilities                                                    1,450        (5,635)
         Principal payments on reserve for closed stores                                 (2,396)         (649)
                                                                                       --------      --------
         Net cash flows from operating activities                                        11,767        (2,726)
Cash flows from investing activities:
     Additions to property and equipment                                                 (3,859)       (8,545)
     Additions to property held for resale                                                   (4)       (7,068)
     Sales/maturities (purchases) of marketable securities                               (1,551)        2,346
     Cash proceeds from dispositions of property and equipment-reorganization             3,165            --
     Cash proceeds from dispositions of property and equipment                              188            42
     Cash proceeds from dispositions of property held for resale                            246        18,536
                                                                                       --------      --------
         Net cash flows from investing activities                                        (1,815)        5,311
Cash flows from financing activities:
     Net bank revolving credit borrowing                                                  2,000            --
     Deferred financing costs                                                              (274)          (32)
     Principal payments on lease obligations                                               (484)         (527)
                                                                                       --------      --------
         Net cash flows from financing activities                                         1,242          (559)
                                                                                       --------      --------
     Increase in cash and cash equivalents                                               11,194         2,026
     Cash and cash equivalents at beginning of period                                    18,558        11,775
                                                                                       --------      --------

     Cash and cash equivalents at end of period                                        $ 29,752      $ 13,801
                                                                                       ========      ========

     Supplemental disclosures of cash flow information:
         Cash paid for interest                                                        $  2,137      $  6,459
         Cash paid for income taxes                                                    $      7      $     23

     Noncash investing and financing activities:
         Unrealized gain (loss) on marketable securities                               $     14      $    (33)
         Additions to property and equipment and capital
           lease liability in connection with sale/leaseback transactions              $     --      $ 18,536
         Additions to property and equipment and debt                                  $    103      $     --

          See notes to the unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

REORGANIZATION PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

On February 29, 2000 (the "Petition Date"), Eagle Food Centers, Inc. (the "Company") filed a voluntary petition under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). The petition was filed in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") under case number 00-01311 (the "Bankruptcy Case"). The Company continued to manage its affairs and operate its business as a debtor-in-possession while the Bankruptcy Case was pending. The Bankruptcy Case, which proceeded before the United States District Court for the District of Delaware (the "Court"), was commenced in order to implement a financial restructuring of the Company that had been pre-negotiated with holders of approximately 29% of the principal amount of the Company's Senior Notes due April 15, 2000 (the "Senior Notes"). On March 10, 2000, the Company filed a plan of reorganization to implement the financial restructuring, which plan was subsequently amended on April 17, 2000 (as further amended or modified, the "Plan").

On July 7, 2000, the Court confirmed the Plan on the terms specified above, and on August 7, 2000, subsequent to the end of the second quarter of fiscal 2000, the Company consummated the Plan and exited Chapter 11. See "Subsequent Events" footnote.

As the Plan contemplated, the Company closed/sold 20 underperforming locations, which reduced the number of operating stores from 84 for the year ended January 29, 2000 to 64 at the end of the second quarter of fiscal 2000. The Company estimates that total sales will decrease to approximately $800 million for fiscal 2000 as a result of the decrease in stores. During fiscal 1999, the 20 underperforming stores had sales of approximately $140 million and operating losses of approximately $3 million, excluding corporate allocations of overhead. As such, the Company anticipates that the closing of the stores will have a favorable impact on operating income, excluding the expenses related to the debt restructuring and Bankruptcy Case, as discussed below.

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

On February 9, 2000, the Company entered into an amendment of the Revolving Credit Facility (the "Revolver") with Congress which extended the terms of the existing Revolver and provided the interim debtor-in-possession financing (the "DIP Facility") if the Company became subject to a proceeding under Chapter 11 of Title 11 of the United States Code. The DIP financing was defined in the amendment as financing with terms and conditions substantially identical to the terms and conditions set forth in the Revolver, both of which to have a term ending on April 15, 2002, per the amendment. Under the Plan, the $2.0 million balance on the Revolver was treated as a secured claim.

On August 7, 2000 the Company signed a two year agreement providing a $40 million revolving credit facility (the "New Revolving Credit Facility") expiring on August 7, 2002. The New Revolving Credit Facility has substantially the same terms and conditions as the DIP Facility and the Revolver.

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

In connection with the Company's rejection of leases, Lucky Stores, Inc. ("Lucky"), the assignor or sublessor of numerous leases to the Company, filed an indemnification claim under a certain Transaction Agreement dated as of October 9, 1987 based on the Company's rejection of the leases related to eight stores equal to the full obligation under such leases, totaling approximately $8.0 million (includes Rejection Damages Cap and indemnification claim). Additionally, Lucky advised the Company that it would file similar claims in the event the Company rejects additional leases that Lucky assigned or subleased to the Company. The Company and Lucky subsequently negotiated an agreement in which the Company agreed to pay the Rejection Damages Cap for the Lucky leases and reimburse Lucky for an agreed percentage of the actual payments that Lucky makes with respect to any claim that a Landlord may assert against Lucky ("Excess Rent Claim"), other than a claim that the Landlord asserted or could have asserted against the Company in the Bankruptcy Case, including a claim in the Bankruptcy Case that a Landlord asserted or could have asserted against the Company for damage or repair to the Landlord's leased property.


ACCOUNTING POLICIES
The accompanying unaudited financial statements have been prepared in accordance with the summary of significant accounting policies set forth in the notes to the audited financial statements contained in the Company's Form 10-K filed with the Securities and Exchange Commission on April 28, 2000.

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results of operations and financial position for the interim periods presented. Operating results for the periods ended July 29, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2001.

From the Petition Date to August 7, 2000, the date on which the Plan was consummated, the Company operated its business as a debtor-in-possession under the Bankruptcy Code. The American Institute of Certified Public Accountant's Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") provides guidance for financial reporting by entities that have filed petitions with the Bankruptcy Court and expect to reorganize under Chapter 11 of the Bankruptcy Code.

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

NEW ACCOUNTING STANDARDS - Existing generally accepted accounting principles do not provide specific guidance on the accounting for sales incentives that many companies offer to their customers. The FASB Emerging Issues Task Force (EITF), a group responsible for promulgating changes to accounting policies and procedures, has issued a new accounting pronouncement, EITF Issue Number 00-14, "Accounting for Certain Sales Incentives," which addresses the recognition, measurement and income statement classification for certain sales incentives offered by companies in the form of discounts, coupons or rebates. The implementation of this new accounting pronouncement will require the Company to make certain reclassifications between Total Sales, Cost of Goods Sold and Selling, General and Administrative Expenses in the Company's Consolidated Statements of Operations. The Company will implement EITF 00-14 no later than the fourth quarter of the current fiscal year (the 53-week period ending February 3, 2001). In accordance with such implementation, the Company will also reclassify certain prior period financial statements for comparability purposes.

The Company expects that the implementation of EITF 00-14 will result in an equal decrease to the Company's reported Sales, Cost of Goods Sold and Selling, General, and Administrative Expenses. Accordingly, while the Company is currently reviewing this pronouncement with its auditors and therefore cannot quantify the precise effect on reported Sales, Cost of Goods Sold and Selling, General, and Administrative Expenses, the Company believes that the implementation of EITF 00-14 will not have an effect on reported Operating Income (Loss) or Net Earnings (Loss).

RESERVE FOR CLOSED STORES
An analysis of activity in the reserve for closed stores for the quarter and two quarters ended July 29, 2000 and July 31, 1999 is as follows:


                                                                       QUARTER ENDED            TWO QUARTERS ENDED
                                                                   JULY 29,      JULY 31,      JULY 29,     JULY 31,
                                                                    2000          1999           2000         1999
                                                                  ---------     ---------     ---------     --------
(DOLLARS IN THOUSANDS)
Balance at beginning of period                                    $ 18,770      $ 11,212      $  9,986      $ 10,736

Payments, primarily rental payments, net of sublease rentals of $105 and $422 in fiscal 2000 and $337 and $674
  in fiscal 1999                                                    (1,605)         (394)       (2,483)         (961)

Amount classified as a direct reduction of related assets and
  liabilities                                                           --            --            --          (763)

Interest cost                                                           67           170           132           312

Provision for store closing and asset revaluation                   (1,101)           --         8,496         1,664
                                                                  --------      --------      --------      --------

Balance at end of period (including $11.3 million
  and $1.3 million, respectively, classified as current)          $ 16,131      $ 10,988      $ 16,131      $ 10,988
                                                                  ========      ========      ========      ========

The reserve for closed stores is classified in the consolidated balance sheet under the caption "Liabilities subject to compromise" at the end of the second quarter of fiscal 2000 and the caption "Reserve for closed stores" at the end of the second quarter of fiscal 1999. See also "Subsequent Events" note for reclassification of "Reserve for closed stores" as of the effective date of the Plan. The provision for store closing and asset revaluation is classified in the consolidated statement of operations under the caption "Reorganization items, net" for the fiscal quarter and two quarters ended July 29, 2000 and the caption "Store closing and asset revaluation" for the fiscal quarter and two quarters ended July 31, 1999.

During the first half of fiscal 2000, the Company added 15 stores to the reserve for which $10.4 million was provided for estimated future lease costs. In addition, the Company benefited from net favorable changes in estimates of $1.9 million for both the 18 stores in the reserve at the end of fiscal 1999 and new stores added to the reserve in the first quarter of fiscal 2000. The leases for eight stores terminated/expired during the first half of 2000.

During the first half of fiscal 1999, the Company added one store to the reserve and recorded $1.7 million for estimated future store closing costs. This charge included $0.9 million for future lease costs and $0.8 million of asset revaluations.


A roll-forward presentation of the number of stores in the closed store reserve for the quarter and two quarters ended July 29, 2000 and July 31, 1999 is as follows:


                                                            QUARTER ENDED       TWO QUARTERS ENDED
                                                       JULY 29,    JULY 31,    JULY 29,    JULY 31,
                                                         2000        1999        2000        1999
                                                       --------   ---------    --------    --------

Number of stores in reserve at beginning of period         30          17         18          16

Leases terminated/expired                                  (5)         --         (8)         --

Stores added to the closed store reserve                   --          --         15           1
                                                          ---         ---        ---         ---
Number of stores in reserve at end of period               25          17         25          17
                                                          ===         ===        ===         ===

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


                                                                   JULY 29, 2000
                                                    -----------------------------------------
                                                     CURRENT         LONG-TERM        TOTAL
                                                    ---------       -----------     ---------
(DOLLARS IN THOUSANDS)
Senior Notes                                        $ 15,000        $ 85,000        $100,000

Accrued interest payable on the Senior Notes           6,841              --           6,841

Closed store reserve                                  11,344           4,787          16,131
                                                    --------        --------        --------

  Total                                             $ 33,185        $ 89,787        $122,972
                                                    ========        ========        ========


The Company has reviewed claims submitted to the Bankruptcy Court and believes all valid claims have been properly recorded in the consolidated financial statements as of July 29, 2000.

REORGANIZATION ITEMS, NET
A summary of costs recognized during the quarter and two quarters ended July 29, 2000 and estimated additional costs to be incurred subsequent to the second quarter is as follows:


                                           QUARTER       TWO QUARTERS  ESTIMATED       TOTAL
                                            ENDED           ENDED      ADDITIONAL  REORGANIZATION
                                         JULY 29, 2000   JULY 29, 2000    COSTS        COSTS
                                         -------------   ------------- -----------   -----------
(DOLLARS IN THOUSANDS)
Store closing and asset revaluation        $ (1,101)     $  8,496      $     --      $  8,496
Employee termination benefits                    87         1,338            --         1,338
Professional fees                               938         1,811         1,686         3,497
Net realized gains on sale/disposal of
  leases and equipment and release of
  capital leases                               (157)         (598)         (550)       (1,148)
Other                                            76           130            25           155
                                           --------      --------      --------      --------
  Total                                    $   (157)     $ 11,177      $  1,161      $ 12,338
                                           ========      ========      ========      ========


The net reorganization items are based on information presently available to the Company, however, the actual costs could differ materially from the estimates. Additionally, other costs may be incurred which cannot be presently estimated.


STORE CLOSING AND ASSET REVALUATION
In connection with the Bankruptcy Case, the Company sold one store and closed 19 underperforming stores during the first two quarters of fiscal 2000. These closings resulted in the Company recording estimated costs of $10.4 million during the first half of fiscal 2000. The Company also reduced the closed store reserve by $1.9 million for net favorable changes in estimates for stores and the termination/expiration of leases on eight stores.

EMPLOYEE TERMINATION BENEFITS
In connection with the Bankruptcy Case, the Company recognized $1.3 million in employee termination benefits during the first two quarters of fiscal 2000, representing severance costs for 346 employees terminated as a result of the store closings under the provisions of the Plan. Prior to April 29, 2000, the Company notified the employees terminated under the Plan. Such notification included the provisions of the involuntary termination benefit formula in sufficient detail so they were able to calculate their termination benefits.

PROFESSIONAL FEES
Professional fees relate to legal, accounting, consulting and other professional costs directly attributable to the Bankruptcy Case and are being expensed as incurred. The Company expects to pay an additional $1.7 million, including $1.3 million to Jefferies and Company for financial advisory fees payable upon consummation of the confirmed Plan.

NET REALIZED GAINS
During the first two quarters of fiscal 2000, the Company had realized gains on the sale/disposal of leases and equipment and release of capital lease obligations of $0.6 million, all related to the 20 closed/sold stores in the Plan.

COMPREHENSIVE INCOME
Comprehensive income is presented in accordance with SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income includes all changes in the Company's equity during the period, except transactions with stockholders of the Company. Comprehensive income consisted of the following (in thousands of dollars):


                                                    QUARTER ENDED                TWO QUARTERS ENDED
                                           ------------------------------  -------------------------------
                                           JULY 29, 2000   JULY 31, 1999   JULY 29, 2000    JULY 31, 1999
                                           -------------   --------------  ---------------  --------------
Net earnings (loss)                           $    167        $    684         $(16,356)        $   (844)
Other comprehensive income (loss):
  Unrealized gain (loss) on marketable
    securities                                       4             (31)              14              (33)
                                              --------         --------         --------         --------

Comprehensive income (loss)                   $    171        $    653         $(16,342)        $   (877)
                                              ========         ========         ========         ========




LITIGATION
BANKRUPTCY CASE

The Company commenced the Bankruptcy Case on February 29, 2000. Additional information relating to the Bankruptcy Case is set forth in the notes to the consolidated financial statements under the caption "Reorganization Proceedings Under Chapter 11 of the Bankruptcy Code" and "Subsequent Events".

OTHER CASES

The Company is subject to various other unresolved legal actions which arise in the normal course of its business. It is not possible to predict with certainty the outcome of these unresolved legal actions or the range of the possible loss.

EARNINGS (LOSS) PER SHARE
Basic EPS is computed by dividing consolidated net earnings (loss) by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing consolidated net earnings by the sum of the weighted average number of common shares outstanding and the weighted average number of potential common shares outstanding. Potential common shares consist solely of outstanding options under the Company's stock option plans.

All outstanding options were excluded from the net earnings (loss) per share calculation for the two quarters ending July 29, 2000 and July 31, 1999 because they were anti-dilutive. The computation of basic and diluted EPS is as follows:


(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                            QUARTER ENDED                   TWO QUARTERS ENDED
                                    JULY 29, 2000    JULY 31, 1999    JULY 29, 2000   JULY 31, 1999
                                    -------------    -------------    -------------   -------------

Net earnings (loss)                    $   167        $    684        $  (16,356)        $   (844)
                                       =======        ========        ==========         ========

Weighted average common
   shares outstanding                   10,939          10,939            10,939           10,933
                                       =======        ========        ==========         ========

Basic EPS                              $  0.02        $   0.06        $    (1.50)        $  (0.08)
                                       =======        ========        ==========         ========

Weighted average common
   shares outstanding                   10,939          10,939            10,939           10,933
Effect of dilutive securities -
   stock options                            --              59                --               --
                                       -------        --------        ----------         --------
Shares applicable to diluted
   earnings (loss)                      10,939          10,998            10,939           10,933
                                       =======        ========        ==========         ========

Diluted EPS                            $  0.02        $   0.06        $    (1.50)        $  (0.08)
                                       =======        ========        ==========         ========



SUBSEQUENT EVENTS
The Plan was consummated on August 7, 2000, and as a result the Company replaced the Senior Notes with the New Senior Notes that have the following material terms and conditions; (i) maturity date of April 15, 2005, (ii) an interest rate of 11%, (iii) a $15 million repayment of outstanding principal by the Company upon the effective date of the Plan, and (iv) the Company may, at its option and with no prepayment penalty, redeem the New Senior Notes at any time at 100% of the principal amount outstanding at the time of redemption. In addition, under the Plan, the Company gave 15% of the fully-diluted common stock of the Company (1,930,420 shares) to the holders of the Senior Notes, of which 10% will be returned to the Company if the Company is sold or the debt is retired prior to October 15, 2001. If the Company is sold or the debt is retired prior to October 15, 2002, 5% of the common stock will be returned to the Company. None of the common stock will be returned to the Company if the Company is not sold or the debt retired prior to October 15, 2002. In addition, subsequent to August 7, 2000, the Company paid $1.3 million to Jefferies and Company for financial advisory services, $1.1 million for certain lease termination costs, and $2.0 million on the New Revolving Credit Facility.

The effects of the above transactions and certain reclassifications on the Company's Consolidated Balance Sheet as if they had occurred on July 29, 2000 is presented below:


                            EAGLE FOOD CENTERS, INC.
                      CONSOLIDATED BALANCE SHEET- PROFORMA
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                               JULY 29, 2000      TRANSACTIONS/        JULY 29, 2000
                                                                AS REPORTED      RECLASSIFICATIONS       PROFORMA
                                                               -------------     -----------------    --------------
ASSETS
Current assets:
  Cash and cash equivalents                                    $  29,752         $ (21,841)(1)        $   3,512
                                                                                    (1,336)(2)
                                                                                    (1,063)(3)
                                                                                    (2,000)(4)
  Other                                                           69,228                                 69,228
                                                               ---------         ---------            ---------
    Total current assets                                          98,980           (26,240)              72,740
Other assets                                                     135,141                                135,141
                                                               ---------         ---------            ---------
    Total assets                                               $ 234,121         $ (26,240)           $ 207,881
                                                               =========         =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liablities:
  Reserve for closed stores                                    $      --         $  10,281 (6)        $  10,281
  Revolving credit agreement                                       2,000            (2,000)(4)               --
  Other                                                           58,645                                 58,645
                                                               ---------         ---------            ---------
    Total current liabilities not subject to compromise           60,645             8,281               68,926
  Liabilities subject to compromise                               33,185           (21,841)(1)               --
                                                                                    (1,063)(3)
                                                                                   (10,281)(6)
                                                               ---------         ---------            ---------
    Total current liabilities                                     93,830           (24,904)              68,926
Long-term debt:
  Senior Notes                                                        --            85,000 (1)           82,853
                                                                                    (2,147)(5)
  Other                                                           34,629                                 34,629
                                                               ---------         ---------            ---------
    Total long-term debt not subject to compromise                34,629            82,853              117,482
Other liabilities:
  Reserve for closed stores                                           --             4,787 (6)            4,787
  Other deferred liabilities                                      10,239                                 10,239
                                                               ---------         ---------            ---------
    Total other liabilities not subject to compromise             10,239             4,787               15,026
Liabilities subject to compromise                                 89,787           (85,000)(1)               --
                                                                                    (4,787)(6)
Shareholders' equity:
  Common stock                                                       115                19 (5)              134
  Capital in excess of par value                                  53,336             2,128 (5)           55,464
  Other                                                           (2,201)                                (2,201)
  Accumulated deficit                                            (45,614)           (1,336)(2)          (46,950)
                                                               ---------         ---------            ---------
    Total shareholders' equity                                     5,636               811                6,447
                                                               ---------         ---------            ---------
    Total liabilities and shareholders' equity                 $ 234,121         $ (26,240)           $ 207,881
                                                               =========         =========            =========

TRANSACTIONS/RECLASSIFICATIONS:
(1) Reflects the replacement and reclassification of Senior Notes with New Senior Notes, including a $15.0 million principal payment and a $6.8 million payment for accrued interest at July 29, 2000
(2) Reflects a $1.3 million payment to Jefferies and Company for financial advisory fees
(3)  Reflects a $1.1 million payment for termination of certain leases
(4)  Reflects a $2.0 million payment on the New Revolving Credit Facility
(5)  Reflects the issuance of 1,930,420 shares of Common stock
(6) Reflects the reclassification of Liabilities subject to compromise to Reserve for closed stores

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Sales for the Company's second fiscal quarter ended July 29, 2000 were $190.6 million, a decrease of $43.9 million or 18.7% from the second quarter of fiscal 1999. Sales for the 64 stores remaining open after all closures covered in the Plan (the "Continuing Stores"), including replacement stores, increased 2.9% from the same quarter in the prior year. There were 64 stores operating at the close of the second quarter of fiscal 2000 and 90 stores were operating at the end of the second quarter of 1999. For the two quarters ended July 29, 2000, sales were $393.6 million, a decrease of $71.6 million, or 15.4% compared to the same period in fiscal 1999. The decline in total store sales was due primarily to fewer open stores, lower sales in the stores designated for closing and continued competitive store growth during the past year.

The gross margin rate was 25.8% of sales for the quarter ended July 29, 2000 compared to 26.0% in the comparable quarter of 1999. For the two quarters ended July 29, 2000, the gross margin rate was 25.7% compared to 25.9% for the same period a year ago. The decrease in the gross margin rate for the first two quarters in fiscal 2000 is primarily related to the liquidation of inventory in stores closed and a concerted effort to drive business with sales promotions in the Continuing Stores, partially offset by a reduction in the LIFO reserve of $1.5 million. The gross margin rate for the 64 continuing stores for two quarters ended July 29, 2000 was 25.9% compared to 26.3% in the same quarter of the prior year, and 26.1% for the two quarters ended July 29, 2000 compared to 26.2% for the same period in the prior year.

Selling, general and administrative expense for the second quarter of fiscal 2000 was $41.9 million, or 22.0% of sales, compared to $51.6 million or 22.0% of sales in the same quarter of 1999. The decrease in dollars is due primarily to a reduction in direct expenses in closed/sold stores of $12.8 million, partially offset by increased benefits expense of $0.9 million due to a temporary reduction in health and welfare costs ending in fiscal 1999, and other increases related to continuing operations. For the two quarters ended July 29, 2000, selling, general and administrative expense was $90.6 million, or 23.0% of sales, versus $102.9 million, or 22.1% of sales, for the same period in 1999. The decrease in dollars is primarily related to a reduction in direct expenses in closed/sold stores of $17.7 million, partially offset by increased benefits expense of $1.8 million, and other increases related to continuing operations.

The Company recorded a store closing and asset revaluation charge of $1.7 million during the first half of 1999 to reflect the estimated future lease costs and asset revaluations relating to one store added to the reserve during the first quarter.

A charge of $11.3 million was recorded during the first quarter of fiscal 2000 and a credit of $0.1 million during the second quarter of fiscal 2000 for reorganization items, including costs of $8.5 million in store closing and asset revaluations, $1.3 million in employee termination benefits, $1.8 million in professional fees and $0.2 million of other items, partially offset by $0.6 million in realized gains.

Depreciation and amortization expense decreased to $4.5 million, or 2.4% of sales, in the second quarter of 2000 compared to $5.1 million, or 2.2% of sales, in the prior year. For the two quarters ended July 29, 2000 depreciation and amortization expense decreased to $9.5 million, or 2.4% of sales, compared to $9.9 million, or 2.1% of sales, for the same period in 1999. The decreases are due primarily to a reduction in the number of operating stores. Net interest expense decreased to $2.8 million, or 1.5% of sales, in the second quarter of 2000 compared to $3.6 million, or 1.5% of sales, in the prior year. For the two quarters ended July 29, 2000, net interest expense decreased to $6.1 million, or 1.5% of sales, compared to $6.7 million, or 1.4% of sales in the prior year. The decreases are due primarily to an increase in interest income.

Net earnings for the second quarter of fiscal 2000 were $0.2 million, or $0.02 per share on a diluted basis, compared to net earnings of $0.7 million, or $0.06 per share on a diluted basis, in the same quarter of fiscal 1999. For the two quarters ended July 29, 2000, the net loss was $16.4 million, or $1.50 per share on a diluted basis, compared to a loss of $0.8 million, or $0.08 per share on a diluted basis, for the comparable period of 1999. No tax benefit was recognized in fiscal 2000 or 1999 as the Company is in a net operating loss carryforward position. Valuation allowances have been established for the entire amount of net deferred tax assets due to the uncertainty of future recoverability.

LIQUIDITY AND CAPITAL RESOURCES
As a result of the Company's inability to refinance its Senior Notes, due April 15, 2000, the Company filed the Bankruptcy Case on February 29, 2000. The Company operated its business and managed properties as a debtor-in-possession pursuant to the Bankruptcy Code (see notes to the consolidated financial statements under the caption "Reorganization Proceedings Under Chapter 11 of the Bankruptcy Code"), through August 7, 2000, the date on which the Plan became effective.

In connection with the Plan, the Company made payments totaling $26.4 million subsequent to the end of the second quarter, including $15.0 million in principal payments and $7.0 million in interest payments on the Senior Notes, $1.3 million in professional fees, $1.1 million in lease termination costs and $2.0 million on the New Revolving Credit Facility. Additionally, the Company expects to make payments totaling $16.1 million, with approximately $11.3 million paid within one year, relating to lease termination costs which are included in the balance sheet caption "Liabilities subject to compromise" at July 29, 2000.

The Company has expensed $1.8 million in professional fees and $1.3 million in employee severance costs during the first two quarters of fiscal 2000, of which $0.8 million and $1.3 million, respectively, were paid in the first half of fiscal 2000. The Company anticipates it will incur an additional $1.7 million in professional fees during the remainder of fiscal 2000 as a result of the Bankruptcy Case. The Company sold certain assets and terminated leases in the first half of fiscal 2000 for net proceeds of $3.2 million and expects additional net proceeds of approximately $0.5 million relating to the termination of leases during the remainder of fiscal 2000.

The Plan expenditures discussed in this section have been funded primarily from existing cash, and the Company expects additional expenditures to be funded by existing cash, internally generated cash flows from operations, proceeds from the sale of certain of the Company's assets and short-term borrowings from the New Revolving Credit Facility. The availability under the New Revolving Credit Facility was $27.2 million on July 29, 2000 and the Company is projecting the availability to remain above $10.0 million after the funding required for the above expenditures.

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

Cash provided by operating activities was $11.8 million for the two quarters ended July 29, 2000 compared to cash used of $2.7 million in the comparable period of 1999. The net loss and non-cash charges provided $1.1 million of cash and working capital changes provided $10.7 million, primarily due to a decrease in receivables and inventories, partially offset by a decrease in accounts payable. The Company believes that operating cash flows and other sources of liquidity, including borrowings under its New Revolving Credit Facility, will be adequate to meet the Company's anticipated requirements for working capital, capital expenditures and interest payments for the foreseeable future. There can be no assurance, however, that the Company's business will continue to generate operating cash flows at or above current cash flows.

Additions to property and equipment for the first half of fiscal 2000 were $3.9 million compared to $15.6 million in the same period of 1999. One store was sold and 19 stores were closed during the first half of fiscal 2000, one major remodel was completed and two major remodels and three minor remodels are in progress. The Company is projecting capital expenditures to be approximately $5.0 million for the remainder of fiscal 2000. Three stores held for resale were sold for $18.5 million and leased back during the first half of fiscal 1999.

Working capital on July 29, 2000 was $5.2 million and the current ratio was 1.05 to 1 compared to a negative $70.0 million and 0.61 to 1 on January 29, 2000. The Company reclassified its $100 million in Senior Notes, due April 15, 2000, from Long-Term Debt to Current Liabilities, resulting in the negative working capital on January 29, 2000. As of July 29, 2000, the $100 million of Senior Notes was reclassified to the caption "Liabilities subject to compromise." The $15 million which was paid upon the effective date of the Plan, August 7, 2000, is included in current liabilities and the remaining $85 million which has a maturity date of April 15, 2005 has been classified as long-term.

On July 29, 2000 the Company had $2.0 million in borrowings against the Revolving Credit Facility and no letters of credit outstanding. The balance of $2.0 million was paid on August 9, 2000.

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

                          PART II : OTHER INFORMATION:


ITEM 1: LEGAL PROCEEDINGS
        Chapter 11 Proceedings. Reference is made to the notes to the consolidated financial statements under the caption "Reorganization Proceedings Under Chapter 11 of the Bankruptcy Code."

ITEM 2: CHANGE IN SECURITIES AND USE OF PROCEEDS
        Reference is made to the notes to the consolidated financial statements under the caption "Reorganization Proceedings Under Chapter 11 of the Bankruptcy Code."

ITEM 3: DEFAULTS UPON SENIOR SECURITIES
        As a result of the filing by the Company on February 29, 2000 of a voluntary petition for relief under Chapter 11, Title 11 of the United States Code, a default occurred on the Company's 8 5/8% Senior Notes due April 15, 2000 (the "Senior Notes"). The Company is also in default under the Senior Notes because it did not pay the principal amount of $100 million and interest of $4.3 million each of which was due on April 15, 2000. As of the date of the filing of this Form 10-Q, there is no arrearage amount for the Senior Notes.

ITEM 4: SUBMITTED MATTERS TO A VOTE OF SECURITY HOLDERS
        Not Applicable

ITEM 5: OTHER
        Not Applicable

ITEM 6: EXHIBITS AND REPORTS ON FORM 8K
        Exhibit 27:  Financial Data Schedule (see page 18)

        Form 8K: On July 24, 2000 the Company filed a report on Form 8-K relating to the confirmation of the Company's Plan as of July 7, 2000.

                     On August 4, 2000 the Company filed a report on Form 8-K relating to a change in the Company's certifying accountant.

                     On August 17, 2000 the Company filed a report on Form 8-K relating to the consummation of the Company's Plan as of August 7, 2000.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                         EAGLE FOOD CENTERS, INC.



   Dated:  September 12, 2000   /s/ Jeffrey L. Little
                                -----------------------------------
                                Jeffrey L. Little
                                Chief Executive Officer and President



   Dated:  September 12, 2000   /s/ S. Patric Plumley
                                -----------------------------------
                                S. Patric Plumley
                                Senior Vice President-Chief Financial
                                Officer and Secretary