Form 10-Q
period 2000-10-28
EAGLE FOOD CENTERS INC
filed 2000-12-08
CIK 30908

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended OCTOBER 28, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________


                         Commission File Number 0-17871


                            EAGLE FOOD CENTERS, INC.
                            ------------------------
             (Exact name of registrant as specified in the charter)


                  DELAWARE                               36-3548019
                  --------                               ----------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

              RT. 67 & KNOXVILLE RD., MILAN, ILLINOIS      61264
             ------------------------------------------------------
             (Address of principal executive offices)    (Zip Code)

       Registrant's telephone number, including area code: (309) 787-7700

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court: Yes |X| No |_|

      The number of shares of the Registrant's Common Stock, par value one cent ($0.01) per share, outstanding on December 8, 2000 was 12,869,468.

      Trading resumed under the symbol "EGLE" on August 10, 2000 after the Company exited Chapter 11.

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                            EAGLE FOOD CENTERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                       QUARTER ENDED               THREE QUARTERS ENDED
                                                OCTOBER 28,     OCTOBER 30,     OCTOBER 28,     OCTOBER 30,
                                                   2000            1999            2000            1999
                                               ------------    ------------    ------------    ------------
Sales ......................................   $    180,215    $    226,554    $    573,815    $    691,732
Cost of goods sold .........................        133,592         167,863         426,160         512,726
                                               ------------    ------------    ------------    ------------
     Gross margin ..........................         46,623          58,691         147,655         179,006
Operating expenses:
     Selling, general and administrative ...         39,430          50,849         130,077         153,732
     Store closing and asset revaluation ...           --              --              --             1,664
     Reorganization items, net .............            167            --            11,344            --
     Depreciation and amortization .........          4,573           5,186          14,046          15,073
                                               ------------    ------------    ------------    ------------
       Operating income (loss) .............          2,453           2,656          (7,812)          8,537
Interest expense, net ......................          3,385           3,335           9,476          10,060
                                               ------------    ------------    ------------    ------------
Earnings (loss) before income taxes ........           (932)           (679)        (17,288)         (1,523)
Income taxes ...............................           --              --              --              --
                                               ------------    ------------    ------------    ------------
Net earnings (loss) ........................   $       (932)   $       (679)   $    (17,288)   $     (1,523)
                                               ============    ============    ============    ============

Earnings (loss) per share:
     Basic .................................   $      (0.07)   $      (0.06)   $      (1.50)   $      (0.14)
                                               ============    ============    ============    ============
     Diluted ...............................   $      (0.07)   $      (0.06)   $      (1.50)   $      (0.14)
                                               ============    ============    ============    ============

Weighted average shares and potential common
  shares outstanding .......................     12,700,000      10,939,000      11,526,000      10,935,000

          See notes to the unaudited consolidated financial statements.

                            EAGLE FOOD CENTERS, INC.
                           CONSOLIDATED BALANCE SHEETS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                           OCTOBER 28,  JANUARY 29,
ASSETS                                                                        2000         2000
                                                                            ---------    ---------
Current assets:
  Cash and cash equivalents                                                 $   1,602    $  18,558
  Restricted assets                                                             8,649        6,418
  Accounts receivable, net of allowance for doubtful accounts
    of $1.4 million in fiscal 2000 and fiscal 1999                              8,592       15,561
  Inventories, net of LIFO reserve of $8.3 million in fiscal 2000 and
    $9.6 million in fiscal 1999                                                60,760       66,690
  Prepaid expenses and other                                                    1,211          780
                                                                            ---------    ---------
           Total current assets                                                80,814      108,007

Property and equipment (net)                                                  110,630      128,971

Other assets:
  Deferred debt issuance costs (net)                                              240          104
  Property held for resale                                                      9,275        8,016
  Other                                                                        11,968       15,318
                                                                            ---------    ---------
           Total other assets                                                  21,483       23,438
                                                                            ---------    ---------
           Total assets                                                     $ 212,927    $ 260,416
                                                                            =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                          $  31,322    $  36,365
  Payroll and associate benefits                                               11,647       14,294
  Accrued liabilities                                                          11,610       15,026
  Reserve for closed stores                                                     7,178        3,088
  Accrued taxes                                                                 6,633        8,155
  Revolving credit agreement                                                    4,992         --
  Current portion of long term debt                                               920      101,128
                                                                            ---------    ---------
           Total current liabilities                                           74,302      178,056
Long term debt:
  Senior Notes, net of discount of $2,042                                      82,958         --
  Capital lease obligations                                                    33,706       42,879
  Other                                                                           685          728
                                                                            ---------    ---------
           Total long term debt                                               117,349       43,607
Other liabilities:
  Reserve for closed stores                                                     4,392        6,898
  Other deferred liabilities                                                    9,881        9,877
                                                                            ---------    ---------
           Total other liabilities                                             14,273       16,775
Shareholders' equity:
  Preferred stock, $.01 par value, 100,000 shares authorized                     --           --
  Common stock, $.01 par value, 18,000,000 shares authorized,
    13,430,420 shares issued in fiscal 2000 and 11,500,000 in fiscal 1999         134          115
  Capital in excess of par value                                               55,464       53,336
  Common stock in treasury, at cost, 560,952 shares                            (2,228)      (2,228)
  Accumulated other comprehensive income                                          179           13
  Accumulated deficit                                                         (46,546)     (29,258)
                                                                            ---------    ---------
           Total shareholders' equity                                           7,003       21,978
                                                                            ---------    ---------
           Total liabilities and shareholders' equity                       $ 212,927    $ 260,416
                                                                            =========    =========

          See notes to the unaudited consolidated financial statements.

                            EAGLE FOOD CENTERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                OCTOBER 28, 2000  OCTOBER 30, 1999
                                                                                ----------------  ----------------
Cash flows from operating activities:
      Net loss                                                                       $(17,288)       $ (1,523)
Adjustments to reconcile net loss to net cash flows
from operating activities:
      Depreciation and amortization                                                    14,046          15,073
      Reorganization items:
          Provision for reorganization items, net                                      11,344            --
          Payments for professional fees                                               (2,352)           --
          Payments for employee termination benefits                                   (1,361)           --
          Other                                                                          (147)           --
      Store closing and asset revaluation                                                --             1,664
      LIFO charge (credit)                                                             (1,300)            688
      Deferred charges and credits                                                        387             534
      (Gain) loss on disposal of assets                                                  (151)           (121)
      Change in assets and liabilities:
          Receivables and other assets                                                  6,930          (3,975)
          Inventories                                                                   7,230           2,617
          Accounts payable                                                             (6,116)         (8,315)
          Accrued and other liabilities                                                (7,736)         (9,099)
          Principal payments on reserve for closed stores                              (5,895)         (1,202)
                                                                                     --------        --------
          Net cash flows from operating activities                                     (2,409)         (3,659)
Cash flows from investing activities:
      Additions to property and equipment                                              (5,595)        (14,322)
      Additions to property held for resale                                              --            (9,555)
      Sales/maturities/(purchases) of marketable securities                            (2,065)          3,351
      Cash proceeds from dispositions of property and equipment-reorganization          3,715            --
      Cash proceeds from dispositions of property and equipment                           187             667
      Cash proceeds from dispositions of property held for resale                         246          18,536
                                                                                     --------        --------
          Net cash flows from investing activities                                     (3,512)         (1,323)
Cash flows from financing activities:
      Net bank revolving credit borrowing                                               4,992            --
      Deferred financing costs                                                           (326)            (52)
      Principal payments on Senior Notes                                              (15,000)           --
      Principal payments on lease obligations                                            (701)           (855)
                                                                                     --------        --------
          Net cash flows from financing activities                                    (11,035)           (907)
                                                                                     --------        --------
      Decrease in cash and cash equivalents                                           (16,956)         (5,889)
      Cash and cash equivalents at beginning of period                                 18,558          11,775
                                                                                     --------        --------

      Cash and cash equivalents at end of period                                     $  1,602        $  5,886
                                                                                     ========        ========

      Supplemental disclosures of cash flow information:
          Cash paid for interest                                                     $ 11,847        $ 12,053
          Cash paid for income taxes                                                 $      7        $     33

      Noncash investing and financing activities:
          Unrealized gain (loss) on marketable securities                            $    166        $    (38)
          Additions to property and equipment and capital
            lease liability in connection with sale/leaseback transactions           $   --          $ 18,536
          Additions to property and equipment and debt                               $    103        $    878
          Stock issued to Senior Noteholders                                         $  2,147        $   --

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

The Plan was confirmed on July 7, 2000 and consummated on August 7, 2000. The Company replaced the Senior Notes with new notes (the "New Senior Notes") that have the following material terms and conditions; (i) maturity date of April 15, 2005, (ii) an interest rate of 11%, (iii) a $15 million repayment of outstanding principal by the Company upon the effective date of the Plan, and (iv) the Company may, at its option and with no prepayment penalty, redeem the New Senior Notes at any time at 100% of the principal amount outstanding at the time of redemption. In addition, under the Plan, the Company issued 15% of fully-diluted common stock of the Company (1,930,420 shares) to the holders of the Senior Notes, of which 10% will be returned to the Company if the Company is sold or the debt is retired prior to October 15, 2001. If the Company is sold or the debt is retired prior to October 15, 2002, 5% of the common stock will be returned to the Company. None of the common stock will be returned to the Company if the Company is not sold or the debt retired prior to October 15, 2002. The shares were recorded at fair value in the amount of $2.147 million with the offsetting amount recorded as a discount against the New Senior Notes. The discount will be amortized over the life of the debt.

ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with the summary of significant accounting policies set forth in the notes to the audited financial statements contained in the Company's Form 10-K filed with the Securities and Exchange Commission on April 28, 2000.

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results of operations and financial position for the interim periods presented. Operating results for the periods ended October 28, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2001.

NEW ACCOUNTING STANDARDS - Existing accounting principles generally accepted in the United States of America do not provide specific guidance on the accounting for sales incentives that many companies offer to their customers. The FASB Emerging Issues Task Force (EITF), a group responsible for promulgating changes to accounting policies and procedures, has issued a new accounting pronouncement, EITF Issue Number 00-14, "Accounting for Certain Sales Incentives," which addresses the recognition, measurement and income statement classification for certain sales incentives offered by companies in the form of discounts, coupons or rebates. The implementation of this new accounting pronouncement will require the Company to make certain reclassifications between Total Sales, Cost of Goods Sold and Selling, General and Administrative Expenses in the Company's Consolidated Statements of Operations. The effective date for EITF 00-14 has been delayed until fiscal years beginning after December 15, 1999 or fiscal quarters beginning after March 15, 2001, whichever is later. The Company expects to implement EITF 00-14 no later than the second quarter of fiscal 2001 ending August 4, 2001. In accordance with such implementation, the Company will also reclassify certain prior period financial statements for comparability purposes.

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which was later amended by SFAS No. 137 and SFAS No. 138. This statement as amended establishes accounting and reporting standards for derivative instruments and all hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities at their fair values. Accounting for changes in the fair value of a derivative depends on its designation and effectiveness. For derivatives that qualify as effective hedges, the change in fair value will have no impact on earnings until the hedged item affects earnings. For derivatives that are not designated as hedging instruments or for the ineffective portion of a hedging instrument, the change in fair value will affect current period earnings. At October 28, 2000, the Company had no derivative instruments.

RESERVE FOR CLOSED STORES

An analysis of activity in the reserve for closed stores for the quarter and three quarters ended October 28, 2000 and October 30, 1999 is as follows:

                                                                           QUARTER ENDED             THREE QUARTERS ENDED
                                                                   OCTOBER 28,     OCTOBER 30,     OCTOBER 28,     OCTOBER 30,
                                                                      2000            1999            2000            1999
                                                                    --------        --------        --------        --------
(Dollars in thousands)

Balance at beginning of period                                      $ 16,131        $ 10,988        $  9,986        $ 10,736

Payments, primarily rental payments, net of sublease rentals of $102 and $524 in fiscal 2000 and $337 and $1,011
  in fiscal 1999                                                      (3,606)           (723)         (6,089)         (1,684)

Amount classified as a direct reduction of related assets and
  liabilities                                                           --              --              --              (763)

Interest cost                                                            107             170             239             482

Provision for store closing and asset revaluation                     (1,062)           --             7,434           1,664
                                                                    --------        --------        --------        --------

Balance at end of period (including $7.2 million
  and $1.3 million, respectively, classified as current)            $ 11,570        $ 10,435        $ 11,570        $ 10,435
                                                                    ========        ========        ========        ========

The provision for store closing and asset revaluation is classified in the consolidated statement of operations under the caption "Reorganization items, net" for the fiscal quarter and three quarters ended October 28, 2000 and the caption "Store closing and asset revaluation" for the three quarters ended October 30, 1999.

During the first three quarters of fiscal 2000, the Company added 15 stores to the reserve for which $10.4 million was provided for estimated future lease costs. In addition, the Company benefited from net favorable changes in estimates of $3.0 million for both the 18 stores in the reserve at the end of fiscal 1999 and new stores added to the reserve in the first quarter of fiscal 2000. The leases for 13 stores terminated/expired during the first three quarters of fiscal 2000.

During the first three quarters of fiscal 1999, the Company added three stores to the reserve and recorded $1.7 million for estimated future store closing costs. This charge included $0.9 million for future lease costs and $0.8 million of asset revaluations.

A roll-forward presentation of the number of stores in the closed store reserve for the quarter and three quarters ended October 28, 2000 and October 30, 1999 is as follows:

                                                                 QUARTER ENDED                     THREE QUARTERS ENDED
                                                         OCTOBER 28,       OCTOBER 30,         OCTOBER 28,       OCTOBER 30,
                                                            2000              1999                2000              1999
                                                       --------------    --------------      --------------    --------------
Number of stores in reserve at beginning of period                25                19                  18                16
Leases terminated/expired                                         (5)               --                 (13)               --
Stores added to the closed store reserve                          --                --                  15                 3
                                                       --------------    --------------      --------------    --------------
Number of stores in reserve at end of period                      20                19                  20                19
                                                       ==============    ==============      ==============    ==============

REORGANIZATION ITEMS, NET

A summary of costs recognized during the quarter and three quarters ended October 28, 2000 and estimated additional costs to be incurred subsequent to the third quarter is as follows:

                                            QUARTER         THREE QUARTERS        ESTIMATED            TOTAL
                                             ENDED              ENDED             ADDITIONAL       REORGANIZATION
                                       OCTOBER 28, 2000    OCTOBER 28, 2000         COSTS              COSTS
                                       ------------------  -----------------  ------------------ ------------------
(Dollars in thousands)
Store closing and asset revaluation         $ (1,062)          $  7,434            $   --             $  7,434
Employee termination benefits                     23              1,361                --                1,361
Professional fees                              1,614              3,425                 300              3,725
Net realized gains on sale/disposal of
  leases and equipment and release of
  capital leases                                (425)            (1,023)               --               (1,023)
Other                                             17                147                --                  147
                                            --------           --------            --------           --------
  Total                                     $    167           $ 11,344            $    300           $ 11,644
                                            ========           ========            ========           ========

The net reorganization items are based on information presently available to the Company, however, the actual costs could differ materially from the estimates. Additionally, other costs may be incurred which cannot be presently estimated.

STORE CLOSING AND ASSET REVALUATION

In connection with the Bankruptcy Case, the Company sold one store and closed 19 underperforming stores during the first two quarters of fiscal 2000. These closings resulted in the Company recording estimated costs of $10.4 million during the first three quarters of fiscal 2000. The Company also reduced the closed store reserve by $3.0 million for net favorable changes in estimates and the termination/expiration of leases on thirteen stores.

EMPLOYEE TERMINATION BENEFITS

In connection with the Bankruptcy Case, the Company recognized $1.4 million in employee termination benefits during the first three quarters of fiscal 2000, representing severance costs for 353 employees terminated as a result of the store closings under the provisions of the Plan. Prior to April 29, 2000, the Company notified the employees terminated under the Plan. Such notification included the provisions of the involuntary termination benefit formula in sufficient detail so they were able to calculate their termination benefits.

PROFESSIONAL FEES

Professional fees relate to legal, accounting, consulting and other professional costs directly attributable to the Bankruptcy Case and are being expensed as incurred. The Company expects to incur an additional $0.3 million.

NET REALIZED GAINS

During the first three quarters of fiscal 2000, the Company had realized gains on the sale/disposal of leases and equipment and release of capital lease obligations of $1.0 million, all related to the 20 closed/sold stores in the Plan.

COMPREHENSIVE INCOME

Comprehensive income is presented in accordance with SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income includes all changes in the Company's equity during the period, except transactions with stockholders of the Company. Comprehensive income consisted of the following (in thousands of dollars):

                                                      QUARTER ENDED                    THREE QUARTERS ENDED
                                              -----------------------------       -----------------------------
                                              OCTOBER 28,       OCTOBER 30,       OCTOBER 28,       OCTOBER 30,
                                                 2000              1999              2000              1999
                                              -----------       -----------       -----------       -----------
Net earnings (loss)                            $   (932)         $   (679)         $(17,288)         $ (1,523)
Other comprehensive income (loss):
  Unrealized gain (loss) on marketable
    securities                                      152                (5)              166               (38)
                                               --------          --------          --------          --------

Comprehensive income (loss)                    $   (780)         $   (684)         $(17,122)         $ (1,561)
                                               ========          ========          ========          ========

LITIGATION

The Company is subject to various unresolved legal actions which arise in the normal course of its business. It is not possible to predict with certainty the outcome of these unresolved legal actions or the range of the possible loss.

EARNINGS (LOSS) PER SHARE

Basic EPS is computed by dividing consolidated net earnings (loss) by the weighted average number of common shares outstanding. Diluted EPS is computed by dividing consolidated net earnings (loss) by the sum of the weighted average number of common shares outstanding and the weighted average number of potential common shares outstanding. Potential common shares consist solely of outstanding options under the Company's stock option plans. All outstanding options were excluded from the net earnings (loss) per share calculation for the quarter and three quarters ending October 28, 2000 and October 30, 1999 because they were anti-dilutive. The computation of basic and diluted EPS is as follows:

                                              QUARTER ENDED                   THREE QUARTERS ENDED
                                      OCTOBER 28,       OCTOBER 30,       OCTOBER 28,       OCTOBER 30,
                                         2000             1999               2000              1999
                                        -------          -------          ---------          --------
Net earnings (loss)                     $  (932)         $  (679)         $ (17,288)         $ (1,523)
                                        =======          =======          =========          ========

Weighted average common
    shares outstanding                   12,700           10,939             11,526            10,935
                                        =======          =======          =========          ========

Basic EPS                               $ (0.07)         $ (0.06)         $   (1.50)         $  (0.14)
                                        =======          =======          =========          ========

Weighted average common
    shares outstanding                   12,700           10,939             11,526            10,935
Effect of dilutive securities -
   stock options                           --               --                 --                --
                                        -------          -------          ---------          --------
Shares applicable to diluted
   earnings (loss)                       12,700           10,939             11,526            10,935
                                        =======          =======          =========          ========

Diluted EPS                             $ (0.07)         $ (0.06)         $   (1.50)         $  (0.14)
                                        =======          =======          =========          ========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the Company's third fiscal quarter ended October 28, 2000 were $180.2 million, a decrease of $46.3 million or 20.5% from the third quarter of fiscal 1999. Sales for the 64 stores remaining open after all closures covered in the Plan (the "Continuing Stores"), including replacement stores, increased 0.5% from the same quarter in the prior year. There were 64 stores operating at the close of the third quarter of fiscal 2000 and 88 stores were operating at the end of the third quarter of fiscal 1999. For the three quarters ended October 28, 2000, sales were $573.8 million, a decrease of $117.9 million, or 17.0% compared to the same period in fiscal 1999. The decline in total store sales was due primarily to fewer open stores, lower sales in the stores designated for closing and continued competitive store growth during the past year. Sales for the Continuing Stores, including replacement stores, increased 0.8% for the three quarters ended October 28, 2000 compared to the same period in the prior year.

The gross margin rate was 25.9% of sales for the third quarter ended October 28, 2000 compared to 25.9% in the comparable quarter of 1999. For the three quarters ended October 28, 2000, the gross margin rate was 25.7% compared to 25.9% for the same period a year ago. The decrease in the gross margin rate for the first three quarters in fiscal 2000 is primarily related to the liquidation of inventory in stores closed and a concerted effort to drive business with sales promotions in the Continuing Stores, partially offset by a reduction in the LIFO reserve of $1.3 million in the first three quarters of fiscal 2000 compared with an increase in the LIFO reserve of $0.7 million in fiscal 1999.

Selling, general and administrative expense for the third quarter of fiscal 2000 was $39.4 million, or 21.9% of sales, compared to $50.8 million or 22.4% of sales in the same quarter of 1999. The decrease in dollars is due primarily to a reduction in direct expenses in closed/sold stores of $12.8 million. The prior year included a reduction in benefits expense of $1.3 million due to a temporary reduction in health and welfare costs ending in fiscal 1999. For the three quarters ended October 28, 2000, selling, general and administrative expense was $130.1 million, or 22.7% of sales, versus $153.7 million, or 22.2% of sales, for the same period in 1999. The decrease in dollars is primarily related to a reduction in direct expenses in closed/sold stores of $30.5 million, partially offset by increases in operating expenses related to continuing stores. The prior year included a reduction in benefits expense of $3.6 million.

The Company recorded a store closing and asset revaluation charge of $1.7 million during the first three quarters of 1999 to reflect the estimated future lease costs and asset revaluations relating to three stores added to the reserve during the first three quarters.

A charge of $11.3 million was recorded during the first quarter of fiscal 2000, a credit of $0.1 million during the second quarter of fiscal 2000, and a charge of $0.1 million during the third quarter of fiscal 2000 for reorganization items, including costs of $7.4 million in store closing and asset revaluations, $1.4 million in employee termination benefits, $3.4 million in professional fees and $0.1 million of other items, partially offset by $1.0 million in realized gains.

Depreciation and amortization expense decreased to $4.6 million, or 2.5% of sales, in the third quarter of 2000 compared to $5.2 million, or 2.3% of sales, in the prior year. For the three quarters ended October 28, 2000 depreciation and amortization expense decreased to $14.0 million, or 2.5% of sales, compared to $15.1 million, or 2.2% of sales, for the same period in 1999. The decreases are due primarily to a reduction in the number of operating stores. Net interest expense increased to $3.4 million, or 1.9% of sales, in the third quarter of fiscal 2000 compared to $3.3 million, or 1.5% of sales, in the prior year. For the three quarters ended October 28, 2000, net interest expense decreased to $9.5 million, or 1.7% of sales, compared to $10.1 million, or 1.4% of sales in the prior year. The decreases are due primarily to lower interest expense on capital lease and closed store reserve obligations and to an increase in interest income.

Net loss for the third quarter of fiscal 2000 was $0.9 million, or $0.07 per share on a diluted basis, compared to a net loss of $0.7 million, or $0.06 per share on a diluted basis, in the same quarter of fiscal 1999. For the three quarters ended October 28, 2000, the net loss was $17.3 million, or $1.50 per share on a diluted basis, compared to a loss of $1.5 million, or $0.14 per share on a diluted basis, for the comparable period of 1999. No tax benefit was recognized in fiscal 2000 or 1999 as the Company is in a net operating loss carryforward position. Valuation allowances have been established for the entire amount of net deferred tax assets due to the uncertainty of future recoverability.

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

The Company has expensed $3.4 million in professional fees and $1.4 million in employee severance costs during the first three quarters of fiscal 2000, of which $2.4 million and $1.4 million, respectively, were paid during the first three quarters of fiscal 2000. The Company anticipates it will incur an additional $0.3 million in professional fees during the remainder of fiscal 2000 as a result of the Bankruptcy Case. The Company sold certain assets and terminated leases in the first three quarters of fiscal 2000 for net proceeds of $3.7 million.

The Plan expenditures discussed in this section and expenditures relating to the reserve for closed stores have been funded primarily from existing cash, and the Company expects additional expenditures to be funded by existing cash, internally generated cash flows from operations, proceeds from the sale of certain of the Company's assets and short-term borrowings from a revolving credit facility. The remaining availability under the revolving credit facility, in excess of the loan balance, was $29.2 million on October 28, 2000 and the Company is projecting the availability to remain above $10.0 million after the funding required for the above expenditures.

During fiscal 1999, the 20 underperforming stores had sales of approximately $140 million and operating losses of approximately $3 million, excluding corporate allocations of overhead. As such, the Company anticipates that the closing of the stores will have a favorable impact on operating income, excluding the expenses related to the debt restructuring and Bankruptcy Case, which is discussed in the notes to the consolidated financial statements under the caption "Reorganization Items, Net." There can be no assurance, however, that such favorable impact will materalize.

Cash used in operating activities was $2.4 million for the three quarters ended October 28, 2000 compared to cash used of $3.7 million in the comparable period of 1999. The net loss and non-cash charges provided $3.2 million of cash. Working capital changes used $5.6 million of cash, primarily due to a decrease in accounts payable, accrued and other liabilities and principal payments on reserve for closed stores, partially offset by a decrease in receivables and inventories. The Company believes that operating cash flows and other sources of liquidity, including borrowings under its revolving credit facility, will be adequate to meet the Company's anticipated requirements for working capital, capital expenditures and interest payments for the foreseeable future. There can be no assurance, however, that the Company's business will continue to generate operating cash flows at or above current cash flows.

Additions to property and equipment for the first three quarters of fiscal 2000 were $5.6 million compared to $14.3 million in the same period of 1999. One store was sold and 19 stores were closed during the first three quarters of fiscal 2000, two major remodels were completed and one major remodel is in progress. The Company is projecting capital expenditures to be approximately $1.0 million for the remainder of fiscal 2000. Three stores held for resale were sold for $18.5 million and leased back during the first half of fiscal 1999.

Working capital on October 28, 2000 was $6.5 million and the current ratio was
1.09 to 1 compared to a negative $70.0 million and 0.61 to 1 on January 29, 2000. The Company reclassified its $100 million in Senior Notes, due April 15, 2000, from Long-Term Debt to Current Liabilities, resulting in the negative working capital on January 29, 2000.

On August 7, 2000 the Company signed a two year agreement providing a revolving credit facility in an amount up to $40 million expiring on August 7, 2002. On October 28, 2000 the Company had $5.0 million in borrowings against the revolving credit facility and no letters of credit outstanding.

SAFE HARBOR STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

The statements under Management's Discussion and Analysis of Financial Condition and Results of Operations and the other statements in this Form 10-Q which are not historical facts are forward looking statements. These forward looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the effect of economic conditions, the impact of competitive stores and pricing, availability and costs of inventory, personnel costs and availability, the rate of technology change, the cost and uncertain outcomes of pending and unforeseen litigation, the availability of capital, supply constraints or difficulties, the effect of the Company's accounting policies, the effect of regulatory and legal developments, and other risks detailed in the Company's Securities and Exchange Commission filings.

                          PART II : OTHER INFORMATION:

ITEM 1 : LEGAL PROCEEDINGS

         Chapter 11 Proceedings. Reference is made to the notes to the consolidated financial statements under the caption "Reorganization Proceedings Under Chapter 11 of the Bankruptcy Code."

ITEM 2 : CHANGE IN SECURITIES AND USE OF PROCEEDS

         Under the Plan, the Company issued 15% of the fully-diluted common stock (1,930,420 shares) of the Company to the holders of the Senior Notes, of which 10% will be returned to the Company if the Company is sold or the debt is retired prior to October 15, 2001. If the Company is sold or the debt is retired prior to October 15, 2002, 5% of the common stock will be returned to the Company. None of the common stock will be returned to the Company if the Company is not sold or the debt retired prior to October 15, 2002.

ITEM 3 : DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4 : SUBMITTED MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's 2000 Annual Meeting of Shareholders on September 13, 2000, the shareholders elected the following persons to its Board of Directors for a one year term:

            Robert J. Kelly
            Jeffrey L. Little
            S. Patric Plumley
            Peter B. Foreman
            Steven M. Friedman
            Alain M. Oberrotman
            Jerry I. Reitman
            William J. Snyder

         In the matter of the election of directors, 9,463,165 votes or more were cast in favor of each director, no votes were cast against, and holders of 862,357 shares abstained.

         In the matter of ratification of the 2000 Stock Incentive Plan, 6,968,566 votes were cast in favor of the Plan, 1,092,546 were cast against, holders of 25,626 shares abstained, and 2,267,695 were non-votes.

         In the matter of ratification of the appointment of KPMG LLP as independent auditors, 10,246,386 votes were cast in favor of approval, 82,638 votes were cast against, and holders of 25,409 shares abstained.

         All votes were in the majority, and thus the directors were declared elected, the 2000 Stock Incentive Plan ratified, and the appointment of auditor proposal declared approved.

ITEM 5 : OTHER

         Not Applicable

ITEM 6 : EXHIBITS AND REPORTS ON FORM 8K

         Exhibit 27: Financial Data Schedule (see page 14)

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                         EAGLE FOOD CENTERS, INC.


   Dated: December 8, 2000      /s/ JEFFREY L. LITTLE
                                ----------------------------------------------
                                Jeffrey L. Little
                                Chief Executive Officer and President


   Dated: December 8, 2000      /s/ S. PATRIC PLUMLEY
                                ----------------------------------------------
                                S. Patric Plumley
                                Senior Vice President -Chief Financial Officer
                                and Secretary