Form 10-K
period 2001-02-03
EAGLE FOOD CENTERS INC
filed 2001-05-04
CIK 30908

[caad 136]n

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal year ended FEBRUARY 3, 2001 or
                                            ----------------

|_|   Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from          to         .
                                                          --------    --------

                           Commission File No. 0-17871

                            EAGLE FOOD CENTERS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                     36-3548019
 -------------------------------                          ----------
 (State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                           Identification No.)

                ROUTE 67 & KNOXVILLE ROAD, MILAN, ILLINOIS 61264
                    (Address of principal executive offices)

Registrant's telephone number including area code  (309) 787-7700
                                                  ---------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court: Yes X No
                          ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $3,429,280 as of April 25, 2001.

The numbers of shares of the Registrant's Common Stock, par value one cent $(0.01) per share, outstanding on April 25, 2001 was 12,791,884.

Documents incorporated by reference include:
         1) Portions of the definitive Proxy Statement expected to be filed with the Commission on or about May 25, 2001 with respect to the annual meeting of shareholders are incorporated by reference into Part III.


                                  1 of 54 Pages
                       Exhibit Index appears on page 52 .

                       FISCAL YEAR ENDED FEBRUARY 3, 2001
                             FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

Item 1:       Business                                                                                                3

Item 2:       Properties                                                                                              8

Item 3:       Legal Proceedings                                                                                       9

Item 4:       Submission of Matters to a Vote of Security Holders                                                     9

Item 4a:      Executive Officers of the Registrant                                                                    9

                                     PART II

Item 5:       Market for Registrant's Common Equity and Related Shareholder Matters                                  11

Item 6:       Selected Financial Data                                                                                12

Item 7:       Management's Discussion and Analysis of Financial Condition and Results of Operations                  13

Item 7a:      Quantitative and Qualitative Disclosure About Market Risk                                              21

Item 8:       Financial Statements and Supplementary Data                                                            22

Item 9:       Changes in and Disagreements with Accountants on Accounting and Financial Disclosures                  48

                                    PART III

Item 10:      Directors and Executive Officers of the Registrant                                                     49

Item 11:      Executive Compensation                                                                                 49

Item 12:      Security Ownership of Certain Beneficial Owners and Management                                         49

Item 13:      Certain Relationships and Related Transactions                                                         49

                                     PART IV

Item 14:      Exhibits, Financial Statement Schedules and Reports on Form 8-K                                        50

                                     PART I

ITEM 1:  BUSINESS

GENERAL

Eagle Food Centers, Inc. (the "Company" or "Eagle"), is a Delaware Corporation. Eagle is a leading regional supermarket chain operating 64 supermarkets as of the end of fiscal 2000 in northern and central Illinois and eastern Iowa under the trade names "Eagle Country Market(R)" and "BOGO's." Most Eagle supermarkets offer a full line of groceries, meats, fresh produce, dairy products, delicatessen and bakery products, health and beauty aids and other general merchandise, and in certain stores, prescription medicine, video rental, floral service, in-store banks, dry cleaners and coffee shops.

The Company's fiscal year ends on the Saturday closest to January 31st. Fiscal 2000 was a 53-week year ending on February 3, 2001 and fiscal 1999 and 1998 were 52-week years ending January 29, 2000 and January 30, 1999, respectively.

Talon Insurance Company ("Talon") formed in the State of Vermont to provide insurance for Eagle's workers' compensation and general liability claims, is a wholly owned subsidiary of Eagle Food Centers, Inc. Prior to the formation of Talon, Eagle used paid loss and retro programs through external insurance companies.

REORGANIZATION PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

On February 29, 2000 (the "Petition Date"), the Company filed a voluntary petition under Chapter 11 of Title 11 of the United States Code. The petition was filed in the United States Bankruptcy Court for the District of Delaware under case number 00-01311. The Company continued to manage its affairs and operate its business as a debtor-in-possession while the Bankruptcy Case was pending. The Bankruptcy Case, which proceeded before the United States District Court for the District of Delaware, was commenced in order to implement a financial restructuring of the Company that had been pre-negotiated with holders of approximately 29% of the principal amount of the Company's Senior Notes due April 15, 2000. On March 10, 2000, the Company filed a plan of reorganization to implement the financial restructuring, which plan was subsequently amended on April 17, 2000.

The Plan was confirmed on July 7, 2000 and consummated on August 7, 2000. The Company replaced the Senior Notes with new notes (the "New Senior Notes") that have the following material terms and conditions; (i) maturity date of April 15, 2005, (ii) an interest rate of 11%, (iii) a $15 million repayment of outstanding principal by the Company upon the effective date of the Plan, and (iv) the Company may, at its option and with no prepayment penalty, redeem the New Senior Notes at any time at 100% of the principal amount outstanding at the time of redemption. In addition, under the Plan, the Company agreed to issue 15% of fully-diluted common stock of the Company (1,930,420 shares) to the holders of the Senior Notes, of which 10% will be returned to the Company if the Company is sold or the debt is retired prior to October 15, 2001. If the Company is sold or the debt is retired prior to October 15, 2002, 5% of the common stock will be returned to the Company. None of the common stock will be returned to the Company if the Company is not sold or the debt retired prior to October 15, 2002. The shares were recorded at fair value in the amount of $2.1 million with the offsetting amount recorded as a discount against the New Senior Notes. The discount will be amortized over the life of the debt.

STORE DEVELOPMENT AND EXPANSION

Eagle Country Markets represent the Company's full line supermarket format. Of the 63 Eagle Country Markets, 15 have been opened as new stores and 48 have been remodeled or otherwise converted to the Eagle Country Market format. In the new stores, extra space has been devoted to expanded perishable departments, tying together produce, full-service delicatessen, service bakery, service seafood and meat departments, and, in certain stores, floral service, video rental departments, prescription medicine, dry cleaners, coffee shops and in-store banks. All newly built Eagle Country Markets are designed to encourage shoppers to walk through the higher margin "Power Aisle", which includes extensive perishable offerings. Eagle Country Markets range in size from 16,500 to 67,500 square feet, with the majority of the stores over 30,000 square feet. The pricing strategy in the Eagle Country Markets is to offer overall lower prices than comparable supermarket competition. The Company also operates one BOGO's Food and Deals, which uses a limited assortment format covering approximately 2,000 stock-keeping units of groceries, produce, meat, health and beauty aids, and general merchandise.

Management intends to concentrate its future store development strategy around the Eagle supermarket format. As part of its store development program, management continuously reviews the performance of all its stores and expects to implement a variety of strategies, including converting or modifying certain store formats and selling, subleasing or otherwise closing underperforming stores.

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

The Company completed three major remodels in fiscal 2000 and plans to complete three additional major remodels in fiscal 2001. The Company closed 19 stores and sold one store during fiscal 2000.

The Company prefers to lease stores from local developers and pursues this strategy wherever appropriate and cost-effective. The Company completed three sale/leaseback transactions in fiscal 1999 and six in fiscal 1998 to reduce the amount of capital committed to real estate. As of year-end, the Company owned eight operating stores and one closed store, with the closed store classified in "Property held for resale." The Company leased 56 operating stores, 14 closed stores and two subleased stores.

The Company continues to seek opportunities for growth through the acquisition of other supermarket retail companies or individual stores to achieve economies of scale relating to office and distribution functions.

STORE OPERATIONS

The Company's geographic market is divided into five districts; each having a District Manager who is responsible for approximately 12 stores. Districts and stores operate with a certain degree of autonomy to take advantage of local market and consumer needs. Districts and stores are responsible for store operations, associate recruitment and development, community affairs and other functions relating to local operations.

Store managers and marketing work together in tailoring merchandise and services to the needs of customers in the particular community. Associate involvement and participation has been encouraged through district meetings and a store management incentive bonus program for sales and earnings improvement.

COMPUTER AND INFORMATION SYSTEMS

The Company signed an Information Systems ("IS") services agreement with EDS on July 1, 2000 with a term of five years. Under the IS services agreement, EDS has assumed complete responsibility for the Company's IS function. In the fourth quarter of fiscal 1998, the Company accrued $2.9 million, which was paid in 12 equal monthly installments in calendar 1999, for costs associated with the migration from mainframe to client/server technology. The charge was primarily for future lease costs relating to the mainframe, and various software, software licenses and contracting costs.

Eagle management uses technology as a means of enhancing productivity, controlling costs, providing an easier shopping experience for customers and learning more about shoppers' buying preferences. Eagle has embraced client/server technology and successfully completed the replacement of all mainframe-based legacy systems with new, client/server systems during the 1999 fiscal year.

Eagle has been successful in implementing and integrating several new client/server systems that will equip Eagle for processing well into the future. These new systems, which support essential business functions, include:

o     Warehouse and Distribution
o     Purchasing and Inventory Control
o     Pricing and Shelf Label Management
o     Eagle Savers' Card Promotional Offers
o Financial Applications including General Ledger, Accounts Payable, Accounts Receivable, Fixed Assets, Purchasing and Capital Projects
o     Store Systems Controllers - Operating Systems and Supermarket Applications
o Store Applications for Cash Management, DSD Receiving, Time and Attendance and labor scheduling
o     Payment Processing Systems (including debit, credit and check cashing)

Eagle expects to complete the implementation and integration of two additional systems in 2001:

o     Category Management
o     Retail Point-of-Sale Data Mining

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

CUSTOMER SERVICE - Eagle delivers a wide variety of customer services. Most stores provide customer services such as video rental, check cashing, film processing, lottery ticket and money order sales and UPS shipping. All stores provide quick, friendly checkout service. Management intends as part of its current strategy to further enhance customer service through additional training of store associates, as well as incentive programs linked to customer satisfaction ratings.

CORPORATE BRANDS (PRIVATE LABEL) - Corporate brand sales are an important element in Eagle's merchandising plan. The Company is a member of the Topco Associates, Inc. ("Topco") buying organization and has engaged Daymon Associates, Inc. as its "corporate brand" broker. Eagle has a strong penetration in many categories with its Lady Lee Food Club, Home Best, Top Care and World Classics brands. Eagle also has the Valu Time label for the low price corporate brand niche.

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

ADVERTISING STRATEGY

The Company utilizes a broad range of print and broadcast advertising in the markets it serves. The Company seeks co-op advertising reimbursements from vendors. The co-op advertising has allowed the Company to broaden its exposure in various media.

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

The Company supplies approximately 70% of its stores' inventory requirements from its 935,332 square foot central distribution facility (which includes approximately 189,072 square feet of refrigerated and freezer space). The Company discontinued warehousing health and beauty care products during the third quarter of fiscal 1999 and currently purchases these products, representing approximately 6% of the stores' inventory requirements, from a wholesaler. The remaining 24% of the stores' inventory is delivered direct from product vendors to the stores. The Company's purchasing and warehousing functions are managed through its central merchandising system.

The Company's purchasing and distribution operations permit rapid turnover at its central distribution facility, allowing its stores to offer consistently fresh, high-quality dairy products, meats, produce, bakery items and frozen foods. Also, centralized purchasing and distribution reduces the Company's cost of merchandise and related transportation costs by allowing the Company to take advantage of volume buying opportunities and manufacturers' promotional discounts and allowances and by minimizing vendor distribution costs. The Company participates in "consortium buys" (consolidated volume buys) involving other regional chains and independent retailers to reduce product cost. The Company engages in forward buying programs to take advantage of temporary price discounts. Due to its proximity to Chicago and other major markets, the Company is able to reduce transportation costs included in cost of goods sold by "backhauling" merchandise to its Milan central distribution facility.

COMPETITION

The food retailing business is highly competitive. The Company is in direct competition with national, regional and local chains as well as independent supermarkets, warehouse stores, membership warehouse clubs, supercenters, limited assortment stores, discount drug stores and convenience stores. The Company also competes with local food stores, specialty food stores (including bakeries, fish markets and butcher shops), restaurants and fast food chains. The principal competitive factors include store location, price, service, convenience, product quality and variety. The number and type of competitors vary by location, and the Company's competitive position varies according to the individual markets in which the Company does business. The Company's principal competitors operate under the trade names of Hy-Vee, Cub, Dominicks, Jewel Osco, Kmart, Kroger, Meijer, Shop-N-Save, Target and Wal-Mart (Supercenters and Sam's Clubs). Management believes that the Company's principal competitive advantages are its value perception, strength of perishables (especially meat and produce), the attractive Eagle store format, concentration in certain markets and expansion of service and product offerings. The Company is at a competitive disadvantage to some of its competitors due to having unionized associates.

Supercenters continue to open in trade areas served by the Company. Wal-Mart Supercenters opened 2 stores in fiscal 2000, three stores in fiscal 1999 and three in fiscal 1998. Meijer opened 3 stores in fiscal 2000 and one store in fiscal 1999. Additional supercenter openings by Kmart, Wal-Mart, Target and Meijer are likely in the next several years. The supercenter format, which adds new grocery square footage to the market, offers traditional grocery products at low prices with the intent to attract customers to the general merchandise side of the store. These new competitors operate at a significant cost advantage to supermarkets by using mostly part-time, non-union employees.

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

ASSOCIATES AND LABOR RELATIONS

At the end of fiscal 2000, the Company had 4,230 associates, 286 of whom were management and administrative associates and 3,944 of whom were hourly associates. Of the Company's hourly associates, substantially all are represented by 15 collective bargaining agreements with seven separate locals that are associated with two international unions. Store associates are represented by several locals of the United Food and Commercial Workers; warehouse associates, warehouse drivers and office and clerical workers are represented by Teamsters Local 371. One contract will expire during fiscal 2001, covering 0.9% of the Company's associates.

The Company values its associates and believes that its relationship with them is good. Several associate relations programs have been introduced, including measures that allow associates to participate in store-level decisions, an associate stock purchase program, preferential discounts and a 401(k) savings plan.

ITEM 2:  PROPERTIES

STORES

The Company operated 64 stores as of the fiscal year end, ranging in size from 16,500 to 67,500 square feet, with an average size of 39,730 square feet. Nine of the Company's stores, including one closed store, are owned in fee by the Company. The closed store is classified in "Property held for resale." The Company is the lessee for the remaining 56 operating stores, 14 closed stores and two subleased stores. The Company sold and leased back three of its stores in fiscal 1999 and six in fiscal 1998. The leases on three of these stores have been terminated.

Selected statistics on Eagle retail food stores are presented below:


                                                                               FISCAL YEAR ENDED
                                                       ------------------------------------------------------------------
                                                          FEBRUARY 3,              JANUARY 29,           JANUARY 30,
                                                              2001                    2000                   1999
                                                       -------------------     --------------------   -------------------

Average total sq. ft. per store                                    39,730                   39,088                38,942
Average total sq. ft. selling space per store                      29,329                   28,826                28,694

Stores beginning of year                                               84                       89                    90
Opened during year                                                      0                        4                     3
Expansions/major remodels (1)                                           3                        4                     3
Closed during year                                                     19                        5                     4
Sold during year                                                        1                        4                     -
Stores end of year                                                     64                       84                    89

Size of stores at end of year:
Less than 25,000 sq. ft.                                                3                        4                     5
25,000 - 29,999 sq. ft.                                                12                       20                    22
30,000 - 34,999 sq. ft.                                                 2                        4                     4
35,000 - 44,999 sq. ft.                                                32                       36                    37
45,000 sq. ft. or greater                                              15                       20                    21

Type of stores:
Eagle Country Markets                                                  63                       83                    88
BOGO's Food and Deals                                                   1                        1                     1


(1)   A major remodeling project is one that costs $300,000 or more.

Eagle stores contain various specialty departments such as full service delicatessen (63 stores), bakery (59 stores), floral (47 stores), video rentals (35 stores), pharmacy (16 stores), seafood (18 stores), alcoholic beverages (48 stores) and in-store banks (14 stores).

Most of the leases for the stores contain renewal options for periods ranging from five to 30 years. The Company is required to pay fixed rent on 56 operating stores and a percentage (ranging from 0.75% to 3.0%) of its gross sales in excess of stated minimum gross sales amounts under 40 of these leases. The Company leased 16 closed stores, including two subleased store locations. For additional information on leased premises, see Notes D and H of the notes to the Consolidated Financial Statements.

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

Substantially all store fixtures and equipment, leasehold improvements and transportation and office equipment are owned by the Company. The total cost of the Company's ownership of property and equipment is shown in Note E of the notes to the Consolidated Financial Statements.

ITEM 3:  LEGAL PROCEEDINGS

BANKRUPTCY CASE

The Bankruptcy Case was consummated on August 7, 2000. Additional information relating to the Bankruptcy Case is set forth in PART 1, ITEM 1 of this Form 10-K report under the caption "Reorganization Proceedings Under Chapter 11 of the Bankruptcy Code." Such information is incorporated herein by reference. (See Note F of the notes to the Consolidated Financial Statement.)

OTHER CASES

The Company is subject to various other unresolved legal actions that arise in the normal course of its business. Although it is not possible to predict with certainty and no assurances can be given with respect to such matters, the Company believes the outcome of these unresolved legal actions will not have a materially adverse effect on its results of operations, liquidity or financial position.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

ITEM 4A:  EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the persons who are executive officers of the Company:

            NAME                  AGE                             POSITION(S) HELD
            ----                  ---                             ----------------
Robert J. Kelly                    56      Chairman of the Board of Directors
Jeffrey L. Little                  50      Chief Executive Officer and President, Director
S. Patric Plumley                  52      Senior Vice President - Chief Financial Officer and Secretary, Director
Stanley W. Stephens                52      Senior Vice President - Retail

Byron O. Magafas                   44      Vice President - Human Resources
Frank Klun                         53      Vice President - Support Services


The business experience of each of the executive officers during the past five years is as follows:

Mr. Kelly was named Chairman of the Board of Directors for the Company on March 30, 1998. Mr. Kelly also held the titles of Chief Executive Officer and President from May 10, 1995 through January 31, 2000. Prior to May 1995, Mr. Kelly was Executive Vice President, Retailing for The Vons Companies, Inc. and was employed by that Company since 1963. Mr. Kelly has 38 years of experience in the supermarket industry.

Mr. Little was named Chief Executive Officer and President on January 31, 2000 and became a director in September 2000. Mr. Little was Vice President, Marketing for Fleming Companies and President of ABCO Foods (a division of Fleming) from January 1998 to January 2000. From August 1989 to December 1997, Mr. Little was with Haggen, Inc. serving in various capacities as Senior Vice President Operations, Vice President Sales/Marketing and Vice President Perishables. Mr. Little has 33 years of experience in the supermarket industry.

Mr. Plumley, who was named Director in September 2000, was named Senior Vice President - Chief Financial Officer and Secretary on March 1, 1999, served the Company as Vice President - Chief Financial Officer and Secretary from March 30, 1998 and Vice President and Corporate Controller from September 15, 1997 until his promotions. Prior to September 1997, Mr. Plumley served as Senior Vice President of American Stores' Super Saver Division from 1994 to 1997 and Senior Vice President of Lucky Stores, Inc. from 1990 to 1994. Mr. Plumley has 28 years of experience in the supermarket industry.

Mr. Stephens was named Senior Vice President - Retail on May 8, 2000. Mr. Stephens was Vice President of Operations for ABCO Foods (a division of Fleming) from February 1999 to April 2000. From January 1997 to January 1999 Mr. Stephens was Vice president of Marketing for Dillon Stores (a division of Kroger Co.). From January 1991 to December 1996, Mr. Stephens held the positions of Vice President Marketing and Vice President Merchandising and Operations for City Market, Inc. (a division of Kroger Co.). Mr. Stephens has 36 years of experience in the supermarket industry.

Mr. Magafas joined the Company as Vice President - Human Resources in November 1997. Mr. Magafas was Director of Human Resources for the St. Louis Division of SuperValu Inc. from 1993 to 1997. For the period from 1986 to 1993, Mr. Magafas had been with Wetterau Incorporated, first as Labor Relations Counsel and then as Director of Labor Relations. Mr. Magafas has 15 years of experience in the supermarket industry. Mr. Magafas resigned from the Company on March 2, 2001.

Mr. Klun joined the Company as Vice President - Support Services in February 1998. Prior to February 1998, Mr. Klun was employed by Bruno's, Birmingham, Alabama as Assistant Distribution Manager. For the period from December 1968 to December 1997, Mr. Klun held various positions with Jewel Food Stores, Chicago, Illinois. Mr. Klun has over 33 years of experience in the supermarket industry.

The Company's directors are elected annually to serve until the next annual meeting of shareholders and until their successors have been elected and qualified. None of the directors or executive officers listed herein is related to any other director or executive officer of the Company.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the knowledge of the Company, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the three fiscal years ended February 3, 2001, all Section 16(a) filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were in compliance except for the following, which were inadvertently filed late; Mr. Jeffrey L. Little and Mr. Stanley W. Stephens each with one report disclosing one transaction each; Mr. Byron Magafas and Mr. Frank Klun each with two reports disclosing one transaction each and Mr. S. Patric Plumley with three reports each disclosing one transaction.



                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock trades on the Nasdaq National Market System under the symbol "EGLE." The stock began trading on July 27, 1989. The following table sets forth, by fiscal quarter, the high and low closing prices reported by the Nasdaq National Market System for the periods indicated. Trading of the Company's common stock was suspended subsequent to the close of business on February 29, 2000 as a result of the Bankruptcy Case. Trading resumed on August 10, 2000. As of April 25, 2001, there were approximately 5,800 beneficial holders of shares.


                                                            YEAR ENDED
                                                         FEBRUARY 3, 2001
                                               --------------------------------
                                                       High             Low

       First Quarter                           $      1 7/16     $     15/16
       Second Quarter                                  N/A              N/A
       Third Quarter                                  2 7/8             3/4
       Fourth Quarter                                   1               1/4

                                                            YEAR ENDED
                                                         JANUARY 29, 2000
                                               --------------------------------
                                                       High             Low

       First Quarter                           $      3  7/8      $    2 5/16
       Second Quarter                                 3  1/4           2 1/32
       Third Quarter                                  2 13/16          1 3/16
       Fourth Quarter                                 1  7/8           1 1/32


There were no dividends paid in fiscal 2000 or 1999. The indenture underlying the Company's New Senior Notes and the Amended and Restated Loan and Security Agreement contain restrictions on the payment of dividends (see Note F of the notes to the Consolidated Financial Statements). The Company does not intend to pay dividends in the foreseeable future.

Nasdaq staff informed the Company, by letter dated November 13, 2000, that it had not maintained a minimum market value of public float of $5,000,000 and a minimum bid price of $1.00 over 30 consecutive trading days as required for continued listing on the Nasdaq National Market. Nasdaq staff had determined that the Company's Common Stock would be delisted from quotation on the Nasdaq National Market at the opening of business on February 14, 2001. On February 12, 2001, the Company delivered a request for an appeal to the Nasdaq Listing Qualifications Panel. The delisting process was suspended pending resolution of the appeal.

The Company presented a plan to the Nasdaq Listing Qualifications Panel for achieving compliance with the listing requirements of the Nasdaq National Market at a hearing held March 28, 2001. No decision was made at the hearing regarding the continued listing of the Company's shares. Members of the Listing Qualifications Panel suggested that the Company consider a reverse stock split and applying for listing on the Nasdaq SmallCap Market. The Company sent a letter to the panel on April 2nd in which the Company modified its earlier plan by (i) consenting to the possible change from listing on the Nasdaq National Market to listing on the Nasdaq SmallCap Market and (ii) consenting to recommend shareholder approval of a reverse stock split in the event other measures are not sufficient to achieve compliance with the Nasdaq listing requirements for either the Nasdaq National Market or the Nasdaq SmallCap Market.

If the Company's common stock is not listed for trading on either the Nasdaq National Market or the Nasdaq SmallCap Market, trading of the common stock would likely be on the OTC Bulletin Board or similar quotation system. Inclusion of the Company's common stock on the OTC Bulletin Board or similar quotation system could adversely affect the liquidity of the Company's common stock and may impact the public's perception of the Company. The Company believes the plan presented to the Nasdaq Listing Qualifications Panel will achieve compliance with listing requirements. However, should delisting occur, the Company does not anticipate significant impact on the Company's liquidity or business operations.

ITEM 6: SELECTED FINANCIAL DATA

The following table represents selected financial data of the Company on a consolidated basis for the five fiscal years ended February 3, 2001.

The selected historical financial data for the five fiscal years ended February 3, 2001 are derived from the audited Consolidated Financial Statements of the Company. The fiscal year ended February 3, 2001 has been audited by KPMG LLP, independent auditors, and the two fiscal years ended January 29, 2000 have been audited by Deloitte & Touche LLP, independent auditors, and are included in this Form 10-K.

The selected financial data set forth below should be read in conjunction with the Company's Consolidated Financial Statements and related notes included elsewhere in this document.

                                                       YEAR ENDED       YEAR ENDED       YEAR ENDED    YEAR ENDED      YEAR ENDED
                                                       FEBRUARY 3,      JANUARY 29,     JANUARY 30,    JANUARY 31,    FEBRUARY 1,
                                                          2001             2000             1999          1998            1997
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)          (53 weeks)
                                                     ---------------   -------------    -----------   ------------   -------------
CONSOLIDATED OPERATING DATA:
Sales                                                   $  776,838      $  932,789      $  943,805      $  967,090     $1,014,889
Gross margin                                               198,219         242,333         232,975         243,644        256,242
Selling, general and administrative
  expenses                                                 173,942         205,820         203,220         208,133        218,253
Store closing, asset revaluation and
  lease termination(1)                                         821           8,367           2,925            --            1,700
Reorganization items, net (2)                               10,782            --              --              --             --
Depreciation and amortization                               18,816          20,781          18,885          19,068         20,494
                                                        ----------      ----------      ----------      ----------     ----------
Operating income (loss)                                     (6,142)          7,365           7,945          16,443         15,795
Interest expense                                            13,430          13,906          11,870          11,751         12,547
                                                        ----------      ----------      ----------      ----------     ----------
Earnings (loss) before income
  taxes & extraordinary item                               (19,572)         (6,541)         (3,925)          4,692          3,248
Income taxes (benefit)                                        --              --              --              (400)          --
Extraordinary item (3)                                       5,286            --              --              --             --
                                                        ----------      ----------      ----------      ----------     ----------
Net earnings (loss)                                     $  (14,286)     $   (6,541)     $   (3,925)     $    5,092     $    3,248
                                                        ==========      ==========      ==========      ==========     ==========
Earnings (loss) per common
  share - diluted                                       $    (1.20)     $     (.60)     $     (.36)     $      .45     $      .29

Consolidated Balance
  Sheet Data (at year-end):
Total assets                                            $  197,265      $  260,416      $  283,315      $  257,619     $  251,124
Total debt (including capital leases)                      109,896         144,735         138,770         116,147        109,297
Total shareholders' equity                                   9,785          21,978          28,386          32,237         26,688


(1) Represents a charge of $821 thousand for asset revaluation in fiscal 2000. Represents a charge of $1.7 million to provide for costs of closed stores, $4.6 million for asset revaluations, and a $2.1 million goodwill write off in fiscal 1999. Represents a $2.9 million charge related to future lease costs for the mainframe, and various related software, software licenses and contracting costs in connection with the migration from mainframe to client/server technology in fiscal 1998. Represents a charge of $1.7 million to provide for costs of closed stores and asset revaluations in fiscal 1996. (See Notes B, D and H of the notes to the Consolidated Financial Statements.)
(2) See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations, "Reorganization Items, Net."
(3) Represents gain of $5.3 million related to the buy back of the Senior Notes in fiscal 2000. (See Note F of the notes to the Consolidated Financial Statements.)


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain key operating statistics as a percentage of sales for the periods indicated:

                                           YEAR ENDED     YEAR ENDED      YEAR ENDED     YEAR ENDED     YEAR ENDED
                                           FEBRUARY 3,    JANUARY 29,    JANUARY 30,     JANUARY 31,    FEBRUARY 1,
                                              2001           2000            1999           1998           1997
                                          -------------- -------------- --------------- -------------- --------------

OPERATIONS STATEMENT DATA:
  Sales                                        100.00 %       100.00 %        100.00 %       100.00 %       100.00 %
  Gross margin                                    25.52          25.98           24.68          25.19          25.25
  Selling, general and
    administrative expenses                       22.39          22.07           21.53          21.52          21.51
  Store closing, asset revaluation
    and lease termination                          0.11           0.90            0.31              -           0.17
  Reorganization items, net                        1.39              -               -              -              -
  Depreciation and amortization
    expenses                                       2.42           2.22            2.00           1.97           2.02
                                          -------------- -------------- --------------- -------------- --------------
  Operating income (loss)                         (0.79)          0.79            0.84           1.70           1.56
  Interest expense                                 1.73           1.49            1.26           1.22           1.24
                                          -------------- -------------- --------------- -------------- --------------
  Earnings (loss) before income
    taxes & extraordinary item                    (2.52)         (0.70)          (0.42)          0.48           0.32
  Income taxes (benefit)                              -              -               -          (0.04)             -
  Extraordinary item                               0.68              -               -              -              -
                                          -------------- -------------- --------------- -------------- --------------
  Net earnings (loss)                             (1.84)         (0.70)          (0.42)          0.52           0.32
                                          ============== ============== =============== ============== ==============


RESULTS OF OPERATIONS

SALES

                                                YEAR ENDED              YEAR ENDED              YEAR ENDED
                                               FEBRUARY 3,             JANUARY 29,              JANUARY 30,
                                                   2001                    2000                    1999
                                            -------------------     -------------------     --------------------

Sales                                            $ 776,838               $    932,789             $   943,805
Percent Change                                     (16.7)%                     (1.2)%                  (2.4)%
Same Store Change                                    0.1 %                     (3.3)%                  (2.3)%


Sales for fiscal 2000 were $776.8 million, a decrease of $156.0 million or 16.7% from fiscal 1999. Same store sales increased 0.1% from fiscal 1999 to fiscal 2000, after adjusting fiscal 1999 to a comparable 53 week year. The Company was operating 64 stores as of the end of fiscal 2000 and 84 stores at the end of fiscal 1999.

Sales for fiscal 1999 were $932.8 million, a decrease of $11.0 million or 1.2% from fiscal 1998. Same store sales decreased 3.3% from fiscal 1998 to fiscal 1999. Same store sales decreases were attributed primarily to competitive store openings during the year. The Company was operating 84 stores as of the end of fiscal 1999 and 89 stores at the end of fiscal 1998.

GROSS MARGIN

Gross margin as a percentage of sales was 25.52% in fiscal 2000 compared to 25.98% in fiscal 1999 and 24.68% in fiscal 1998. Gross margin was $44.1 or 18.20% lower in fiscal 2000 than in fiscal 1999 due primarily to a decrease of $27.8 million relating to a reduction in the number of stores from 84 at the end of fiscal 1999 to 64 at the end of fiscal 2000 and a decrease of $14.2 million relating to other stores closed during fiscal 1999. Gross margin was $9.4 million or 4.02% higher in fiscal 1999 than in fiscal

1998 due primarily to a decrease of $7.4 million in promotional costs, an increase of $2.0 million in vendor rebates and allowances, a favorable change in the LIFO reserve of $1.4 million, and better buying practices, including the benefit of new systems installed in fiscal 1997 and fiscal 1998, partially offset by $2.7 million in volume-related decreases. Gross margin included a net benefit for the LIFO reserve of $1.2 million, or 0.15% of sales, in fiscal 2000, a net benefit of $0.7 million or 0.08% of sales, in fiscal 1999 and a charge of $0.7 million, or 0.07% of sales in fiscal 1998. The LIFO reserve reductions in fiscal 2000 and fiscal 1999 primarily reflect the reduction in inventory due to the closure or sale of underperforming stores during the two years.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses as a percentage of sales were 22.39% in fiscal 2000 compared to 22.07% in fiscal 1999 and 21.53% in fiscal 1998. Selling, general and administrative expenses were $31.9 million or 15.50% lower in fiscal 2000 than in fiscal 1999 due primarily to a decrease of $28.7 million relating to a reduction in the number of stores from 84 at the end of fiscal 1999 to 64 at the end of fiscal 2000 and a decrease of $9.9 million relating to other stores closed during fiscal 1999, partially offset by an increase of $2.5 million in associate benefit costs and income of $1.5 million in fiscal 1999 relating to the sale of certain stores. Selling, general and administrative expenses were $2.6 million or 1.3% higher in fiscal 1999 than fiscal 1998 due primarily to $3.8 million in increased occupancy costs relating to newer stores, $2.6 million in contractual wage increases and a $1.3 million increase in insurance expense due to a favorable reduction in reserves in fiscal 1998 not repeated in fiscal 1999, partially offset by a $2.9 million decrease in technology related costs and $1.5 million for the elimination of balances relating to certain stores sold during fiscal 1999, including capital lease assets and related obligations and deferred gains.

PROVISION FOR STORE CLOSING, ASSET REVALUATION AND LEASE TERMINATION

During fiscal 2000, the Company added 15 stores to the reserve for which $10.4 million was provided for estimated future lease costs. In addition, the Company benefited from net favorable changes in estimates of $3.9 million for both the 18 stores in the reserve at the end of fiscal 1999 and new stores added to the reserve in the first quarter of fiscal 2000. The leases for 16 stores terminated or expired during fiscal 2000. The net cost is included in Reorganization Items, Net as presented below.

During fiscal 2000, the Company also recognized a charge of $821 thousand for asset revaluations. The charge represents revaluation of assets for one underperforming store. (See Note B of the notes to the Consolidated Financial Statements.)

During fiscal 1999, the Company added three stores to the reserve for which $1.7 million was provided for estimated future costs, including $0.9 million for future lease costs and $0.8 million for asset revaluations.

During fiscal 1999, the Company also recognized a charge of $6.7 million for asset revaluations. This charge represents $4.6 million in revaluation of assets for underperforming stores and a $2.1 million write off of the entire unamortized balance of goodwill. (See Note B of the notes to the Consolidated Financial Statements.)

During fiscal 1998 the Company benefited $0.6 million from favorable lease terminations and changes in estimates for six stores that were included in the reserve at January 31, 1998, and from $0.2 million in favorable changes in estimates for stores remaining in the reserve at January 30, 1999. Additionally, during fiscal 1998, the Company added two stores to the reserve for which $0.8 million was provided for estimated future costs. (See Note D of the notes to the Consolidated Financial Statements).

In the fourth quarter of fiscal 1998, the Company accrued $2.9 million, payable in 12 equal monthly installments in calendar 1999, for costs associated with the migration from mainframe to client/server technology. The charge primarily related to future lease costs relating to the mainframe, and various related software, software licenses and contracting costs. Such charge is included in the caption "Store closing, asset revaluation and lease termination" in the Consolidated Statements of Operations (See Notes B and H of the notes to the Consolidated Financial Statements).

The Company closed 19 stores and sold one store during fiscal 2000, closed five stores during fiscal 1999 and closed four stores during fiscal 1998.

REORGANIZATION ITEMS, NET

A summary of costs recognized during the fiscal year ended February 3, 2001 related to the Company's reorganization is as follows:

      (DOLLARS IN THOUSANDS)
      Store closing and asset revaluation                  $  6,533
      Employee termination benefits                           1,361
      Professional fees                                       3,608
      Net realized gains on sale/disposal of
        leases and equipment and release of
        capital leases                                         (944)
      Other                                                     224
                                                           --------
        Total                                              $ 10,782
                                                           ========

The net reorganization items are based on information presently available to the Company; however, the actual costs could differ materially from the estimates. Additionally, other costs may be incurred which cannot be presently estimated.


EMPLOYEE TERMINATION BENEFITS - In connection with the Bankruptcy Case, the Company recognized $1.4 million in employee termination benefits during fiscal 2000, representing severance costs for 353 employees terminated as a result of the store closings under the provisions of the Plan.

PROFESSIONAL FEES - Professional fees relate to legal, accounting, consulting and other professional costs directly attributable to the Bankruptcy Case and are being expensed as incurred. The Company expects to incur an additional $200 thousand for professional fees.

NET REALIZED GAINS - During fiscal 2000, the Company had realized gains on the sale/disposal of leases and equipment and release of capital lease obligations of $944 thousand, all related to the 20 closed or sold stores as part of the Plan.


DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense as a percentage of sales was 2.42% in fiscal 2000, 2.22% in fiscal 1999 and 2.00% in fiscal 1998. Depreciation and amortization expense was $2.0 million or 9.46% lower in fiscal 2000 than in fiscal 1999 due primarily to a decrease of $2.4 million relating to a reduction in the number of stores from 84 at the end of fiscal 1999 to 64 at the end of fiscal 2000 and a decrease of $2.0 million relating to other stores closed during fiscal 1999, partially offset by an increase in depreciation for continuing operations. Depreciation and amortization expense was $1.9 million or 10.0% higher in fiscal 1999 than fiscal 1998 due to a $1.0 million increase in capital lease depreciation and $0.9 million increase in amortization of software. There were three replacement stores and one new store opened in fiscal 1999 and two replacement stores and one new store opened in fiscal
1998.

OPERATING INCOME

Operations for fiscal 2000 resulted in an operating loss of $6.1 million or 0.79% of sales compared to operating income of $7.4 million or 0.79% of sales in fiscal 1999 and operating income of $7.9 million or 0.84% of sales during fiscal 1998. The decrease in operating income for fiscal 2000 included reorganization charges of $10.8 million and income of $1.5 million in fiscal 1999 relating to the sale of certain stores, partially offset by a reduction in asset revaluation charges from $8.4 million in fiscal 1999 to $821 thousand in fiscal 2000. The remaining decrease of $8.8 million relates primarily to continuing operations, including an increase of $5.2 million in selling, general and administrative expenses, an increase of $2.4 million in depreciation and a decrease of $2.1 million in gross margin. Operating income decreased in fiscal 1999 primarily due to store closing and asset revaluation charges of $8.4 million and an increase in depreciation of $2.0 million partially offset by gross margin increases of $9.4 million.

INTEREST EXPENSE

Net interest expense increased to 1.73% of sales in fiscal 2000 compared to 1.49% of sales in fiscal 1999 and 1.26% of sales in fiscal 1998. Interest expense as a percentage of sales increased in fiscal 2000 due to lower sales resulting from the closure or sale of stores. Interest expense as a percentage of sales increased in fiscal 1999 and 1998 due primarily to increased interest on capital lease obligations.

EXTRAORDINARY ITEM

An extraordinary gain of $5.3 million was recorded in the fourth quarter of fiscal 2000 relating to the repurchase of Senior Notes. Senior Notes with a face value of $13.0 million were repurchased for $7.7 million plus accrued interest. (See Note F of the notes to the Consolidated Financial Statements.)

NET EARNINGS (LOSS)

The Company recognized a net loss of $14.3 million or $1.20 per share for fiscal 2000 compared to a net loss of $6.5 million or $0.60 per share for fiscal 1999 and a net loss of $3.9 million or $0.36 per share for fiscal 1998. The weighted average common shares outstanding were 11,876,051, 10,935,887 and 10,936,559 for fiscal years 2000, 1999 and 1998, respectively.

No tax benefit was recognized in fiscal 2000, 1999 or 1998 as the Company is in a net operating loss carryforward position. Valuation allowances have been established for the entire amount of net deferred tax assets due to the uncertainty of future recoverability (See Note I of the notes to the Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

As a result of the Company's inability to refinance its Senior Notes, due April 15, 2000, the Company filed the Bankruptcy Case on February 29, 2000. The Company operated its business and managed properties as a debtor-in-possession pursuant to the Bankruptcy Code, through August 7, 2000, the date on which the Plan became effective (See Item 1: Business "Reorganization Proceedings Under Chapter 11 of the Bankruptcy Code").

In connection with the reorganization under the Plan, the Company has expensed and paid $3.6 million in professional fees and $1.4 million in employee severance costs during fiscal 2000. The Company anticipates it will incur an additional $200 thousand in professional fees as a result of the Bankruptcy Case. The Company sold certain assets and terminated leases in fiscal 2000 for net proceeds of $3.7 million.

The Plan expenditures discussed in this section and expenditures relating to the reserve for closed stores have been funded primarily from existing cash, loans against an Amended and Restated Loan and Security Agreement ("Revolver") and proceeds from the sale of certain of the Company's assets. The remaining availability under the Revolver, in excess of the loan balance, was $28.2 million on February 3, 2001 and the Company is projecting the availability to remain above $10.0 million after the funding required for the above expenditures.

Cash provided by operating activities was $5.3 million for fiscal 2000 compared to cash provided of $3.2 million in fiscal 1999. The net loss and non-cash charges provided $5.3 million of cash. Working capital from operating activities was unchanged primarily due to decreases in receivables and inventories, offset by decreases in accounts payable, accrued liabilities and the reserve for closed stores.

Capital expenditures, including property held for resale, were $7.5 million for fiscal 2000 compared to $28.8 million for fiscal 1999. One store was sold and 19 stores were closed during fiscal 2000, three major remodels were completed and one major remodel is in progress.

Working capital on February 3, 2001 was $3.3 million and the current ratio was
1.05 to 1 compared to a negative $70.0 million and 0.61 to 1 on January 29, 2000. The Company reclassified its $100 million in Senior Notes, due April 15, 2000, from Long-Term Debt to Current Liabilities, resulting in the negative working capital on January 29, 2000. The Senior Notes were reclassified to Long-Term Debt after $85 million in New Senior Notes were issued in fiscal 2000 with a maturity date of April 15, 2005.

The following table summarizes store development and reductions:

                                        PLANNED
                                        FISCAL            FISCAL        FISCAL
                                         2001              2000          1999
                                      ------------      ---------     ---------

New stores                                      0              0             4
Store closings and sales                        0             20             9
Expansions and major remodels                   3              3             4
Store count, end of year                       64             64            84


The Company is planning capital expenditures of approximately $11.0 million in fiscal 2001, which is expected to be funded primarily from cash flows from operations and loans against the Revolver. The Company may also utilize sale/leaseback transactions to provide additional funding.

As of February 3, 2001, the Company owned eight operating stores and one closed store, with the closed store classified in "Property held for resale" and leased 56 operating stores, 14 closed stores and two subleased stores. Three stores were sold and leased back providing $18.5 million of proceeds during fiscal 1999 and six stores were sold and leased back providing $31.0 million of proceeds during fiscal 1998. The Company sold four stores, including property, equipment and inventory, during fiscal 1999 providing $11.9 million of proceeds.

State insurance reserve requirements for funds held in escrow by third parties to satisfy claim liabilities recorded for workers' compensation, automobile and general liability costs were reduced by $1.7 million in fiscal 2000 and $3.8 million in fiscal 1998, and increased by $0.7 million in fiscal 1999.

The Company entered into the Revolver with Congress Financial Corporation (Central) on August 7, 2000, which amends and restates the original Loan and Security Agreement dated May 25, 1995. The Revolver is a $40 million facility that provides for revolving credit loans and letters of credit. No more than an aggregate of $20 million of the total commitment may be drawn by the Company as letters of credit. Total availability under the Revolver is based on percentages of allowable inventory up to a maximum of $40 million. The terms of the Revolver limit capital expenditures to $75 million per year and purchase money security interests and purchase money mortgage amounts to a combined maximum outstanding amount of $50 million. The Revolver is secured by a first priority security interest in all inventories of the Company located in its stores and distribution center in Milan, Illinois, which first priority lien is contractually subordinated to the lien of SuperValu Holdings, Inc. in the amount of $0.8 million. Loans made pursuant to the Revolver bear interest at a fluctuating interest rate based, at the Company's option, on a margin over the Prime Rate or a margin over the London Interbank Offered Rate. The Revolver has one financial covenant relating to minimum net worth as defined by the Revolver. At February 3, 2001, the defined net worth of the Company exceeded the minimum amount by approximately $10.4 million. The Revolver also has as an event of default the actual or likely occurrence or existence of any event or circumstance which, in the lender's reasonable judgement, has a material adverse effect on the Company or the lender, as defined in the Revolver.

At February 3, 2001, the Company had $4.4 million in loans against the Revolver and no letters of credit outstanding, resulting in $28.2 million of availability under the Revolver. The interest rate as of February 3, 2001was 9.50%. At January 29, 2000, the Company had no loans against the Revolver and had no letters of credit outstanding. The interest rate as of January 29, 2000 was 9.00%.

The Company repurchased $13.0 million of its 11% Senior Notes during fiscal 2000 at a cost of $7.7 million, recording an extraordinary gain of $5.3 million. The repurchase of the New Senior Notes was primarily funded from cash on hands, cash flows from operations and loans against the Revolver.

The Company may periodically purchase shares of its common stock to the extent that the Board of Directors believes that the shares are undervalued and that such purchases are in the best interests of the Company and consistent with its cash requirements. The Company expects to fund any such purchases from cash on hand, cash flows from operations and loans against the Revolver. The market price of the Company's common stock fluctuates and it is likely that the price will change subsequent to any such purchases by the Company.

The following table summarizes loans and interest information for the Revolver:

                                                       FISCAL 2000        FISCAL 1999       FISCAL 1998
                                                       FEBRUARY 3,        JANUARY 29,       JANUARY 30,
                                                          2001               2000               1999
                                                     ----------------   ----------------   ---------------
(DOLLARS IN MILLIONS)

Loans as of year-end                                           $ 4.4              $   -             $   -
Letters of Credit as of year-end                               $   -              $   -             $   -
Maximum amount outstanding during year                         $11.1              $ 6.4             $10.3
Average amount outstanding during year                         $ 2.1              $ 0.2             $ 0.9
Weighted average interest rate                                  9.8%               9.0%              9.2%


Working capital and the current ratio were as follows:


                                                                      WORKING                CURRENT
                                                                      CAPITAL                 RATIO
                                                                  -----------------      -----------------
(DOLLARS IN MILLIONS)

February 3, 2001                                                    $       3.3              1.05 to 1
January 29, 2000                                                    $     (70.0)             0.61 to 1
January 30, 1999                                                    $      17.4              1.18 to 1



The Company was in compliance with all covenants in its debt agreements on February 3, 2001 and expects to be in compliance with all covenants for fiscal 2001 based on management's estimates of fiscal 2001 operating results, cash flows and capital expenditures.

Management believes that cash on hand, cash provided by operations, loans against the Revolver and proceeds from the sale of certain of the Company's assets will provide sufficient liquidity for the Company for the forthcoming fiscal year.

See Item 5: Market for Registrant's Common Equity and Related Shareholder Matters for a discussion of the Company's common stock listing on the Nasdaq Nation Market.

INFLATION

Inflation has had only a minor effect on the operations of the Company and its internal and external sources of liquidity and working capital.

NEW ACCOUNTING STANDARDS

Existing accounting principles generally accepted in the United States of America do not provide specific guidance on the accounting for sales incentives that many companies offer to their customers. The FASB Emerging Issues Task Force (EITF), a group responsible for promulgating changes to accounting policies and procedures, has issued a new accounting pronouncement, EITF Issue Number 00-14, "Accounting for Certain Sales Incentives," which addresses the recognition, measurement and income statement classification for certain sales incentives offered by companies in the form of discounts, coupons or rebates. The implementation of this new accounting pronouncement will require the Company to make certain reclassifications between Total Sales, Cost of Goods Sold and Selling, General and Administrative Expenses in the Company's Consolidated Statements of Operations. The effective date for EITF 00-14 has been delayed until fiscal quarters beginning after December 15, 2001. The Company expects to implement EITF 00-14 no later than the first quarter of fiscal 2002. In accordance with such implementation, the Company expects to reclassify certain prior period financial statements for comparability purposes. Accordingly, while the Company is currently reviewing this pronouncement, the Company believes that the implementation of EITF 00-14 will not have an effect on reported Operating Income (Loss) or Net Earnings (Loss).

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which was later amended by SFAS No. 137, DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, and SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, AN AMENDMENT TO SFAS NO. 133. This statement as amended establishes accounting and reporting standards for derivative instruments and all hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities at their fair values. Accounting for changes in the fair value of a derivative depends on its designation and effectiveness. For derivatives that qualify as effective hedges, the change in fair value will have no impact on earnings until the hedged item affects earnings. For derivatives that are not designated as hedging instruments or for the ineffective portion of a hedging instrument, the change in fair value will affect current period earnings. The Company implemented the statements on February 4, 2001 and there was no material impact on the Company's financial statements as a result of the implementation.

SAFE HARBOR STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

The statements under Management's Discussion and Analysis of Financial Condition and Results of Operations and the other statements in this Form 10-K which are not historical facts are forward looking statements. These forward looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the effect of economic conditions, the impact of competitive stores and pricing, availability and costs of inventory, employee costs and availability, the rate of technology change, the cost and uncertain outcomes of pending and unforeseen litigation, the availability of capital, supply constraints or difficulties, the effect of the Company's accounting policies, the effect of regulatory, legal and other risks detailed in the Company's Securities and Exchange Commission filings.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to certain market risks that are inherent in the Company's financial instruments that arise from transactions entered into in the normal course of business. Although the Company currently utilizes no derivative financial instruments that expose the Company to significant market risk, the Company is exposed to fair value risk due to changes in interest rates with respect to its long-term debt borrowings.

The Company is subject to interest rate risk on its long-term fixed interest rate debt borrowings. Loans against the Revolver do not give rise to significant interest rate risk because of the floating interest rate charged on such loans. The Company manages its exposure to interest rate risk by utilizing a combination of fixed and floating rate borrowings.

The following describes information relating to the Company's instruments that are subject to interest rate risk at February 3, 2001 (dollars in millions):

DESCRIPTION       CONTRACT TERMS            INTEREST RATE              COST             FAIR VALUE
---------------------------------------------------------------------------------------------------

New Senior Notes  Due April 15, 2005        11% fixed                   $72                $40

The Company recorded a discount of $2.1 million in conjunction with the refinancing of its Senior Notes. The discount is being amortized over the term of the New Senior Notes. (See Note F of the notes to the Consolidated Financial Statements.)

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT
To the Board of Directors and Shareholders of Eagle Food Centers, Inc.:

     We have audited the accompanying consolidated balance sheet of Eagle Food Centers, Inc. and subsidiaries as of February 3, 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eagle Food Centers, Inc. and subsidiaries as of February 3, 2001, and the consolidated results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

     KPMG LLP


     Des Moines, Iowa
     April 19, 2001

INDEPENDENT AUDITORS' REPORT
To the Board of Directors and Shareholders of Eagle Food Centers, Inc.:

We have audited the accompanying consolidated balance sheet of Eagle Food Centers, Inc. and subsidiaries as of January 29, 2000, and the related consolidated statements of operations, equity, and cash flows for each of the two years in the period ended January 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Eagle Food Centers, Inc. and subsidiaries as of January 29, 2000 and the results of their operations and their cash flows for each of the two years in the period ended January 29, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the year ended January 29, 2000 have been prepared assuming that the Company will continue as a going concern. As discussed in Note M to the consolidated financial statements, the Company filed for Chapter 11 Bankruptcy on February 29, 2000 in order to reorganize the Company's operations and restructure the Company's Senior Notes. The Company is uncertain about if or when it will emerge from Chapter 11 Bankruptcy, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning this matter are also discussed in Note M. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

As discussed in Note B to the financial statements, the Company changed its method of accounting for goodwill.


DELOITTE & TOUCHE LLP

Davenport, Iowa
April 14, 2000

                            EAGLE FOOD CENTERS, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------------------------------------------------

                                                                                 February 3,              January 29,
ASSETS                                                                               2001                     2000
                                                                               -----------------         ---------------
Current assets:
  Cash and cash equivalents                                                    $             263         $        18,558
  Restricted assets                                                                        7,271                   6,418
  Accounts receivable, net of allowance for doubtful accounts
    of $1.7 million in fiscal 2000 and $1.4 million in fiscal 1999                         7,655                  15,561
  Inventories, net of LIFO reserve of $8.4 million in fiscal 2000 and
    $9.6 million in fiscal 1999                                                           51,547                  66,690
  Prepaid expenses and other                                                               2,363                     780
                                                                               -----------------         ---------------
           Total current assets                                                           69,099                 108,007

Property and equipment (net)                                                             113,865                 135,210

Other assets:
  Deferred software costs (net)                                                           10,007                  14,253
  Property held for resale                                                                 3,140                   1,777
  Other                                                                                    1,154                   1,169
                                                                               -----------------         ---------------
           Total other assets                                                             14,301                  17,199
                                                                               -----------------         ---------------
            Total assets                                                       $         197,265         $       260,416
                                                                               =================         ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                             $          25,721         $        36,365
  Payroll and associate benefits                                                          11,800                  14,294
  Accrued liabilities                                                                     14,029                  15,026
  Reserve for closed stores                                                                5,636                   3,088
  Accrued taxes                                                                            7,624                   8,155
  Current portion of long term debt                                                          942                 101,128
                                                                               -----------------         ---------------
           Total current liabilities                                                      65,752                 178,056
Long term debt:
  Senior Notes                                                                            70,421                       -
  Capital lease obligations                                                               33,504                  42,879
  Loan and Security Agreement                                                              4,386                       0
  Other                                                                                      643                     728
                                                                               -----------------         ---------------
           Total long term debt                                                          108,954                  43,607
Other liabilities:
  Reserve for closed stores                                                                3,068                   6,898
  Other deferred liabilities                                                               9,706                   9,877
                                                                               -----------------         ---------------
           Total other liabilities                                                        12,774                  16,775

                                                                               -----------------         ---------------
           Total liabilities                                                             187,480                 238,438
                                                                               -----------------         ---------------
Shareholders' equity:
  Preferred stock, $.01 par value, 100,000 shares authorized                                   -                       -
  Common stock, $.01 par value, 18,000,000 shares authorized;
    13,429,351 and 11,500,000 issued in fiscal 2000 and 1999,
    respectively                                                                             134                     115
  Capital in excess of par value                                                          55,464                  53,336
  Common stock in treasury, at cost, 637,493 and 560,952 shares                           (2,278)                 (2,228)
  Accumulated other comprehensive income                                                       9                      13
  Accumulated deficit                                                                    (43,544)                (29,258)
                                                                               -----------------         ---------------
           Total shareholders' equity                                                      9,785                  21,978
   Commitments and Contingencies
                                                                               -----------------         ---------------
           Total liabilities and shareholders' equity                          $         197,265         $       260,416
                                                                               =================         ===============

               See notes to the consolidated financial statements.

                            EAGLE FOOD CENTERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------------------------------------------------------

                                                                   YEAR ENDED            YEAR ENDED            YEAR ENDED
                                                                   FEBRUARY 3,          JANUARY 29,           JANUARY 30,
                                                                      2001                  2000                  1999
                                                                ------------------   -------------------   -------------------


Sales                                                           $         776,838    $          932,789    $          943,805
Cost of goods sold                                                        578,619               690,456               710,830
                                                                -----------------    ------------------    ------------------
           Gross margin                                                   198,219               242,333               232,975
Operating expenses:
  Selling, general and  administrative                                    173,942               205,820               203,220
  Store closing, asset revaluation and
    lease termination                                                         821                 8,367                 2,925
  Reorganization items, net                                                10,782                     -                     -
  Depreciation and amortization                                            18,816                20,781                18,885
                                                                -----------------    ------------------    ------------------
           Operating income (loss)                                         (6,142)                7,365                 7,945
Interest expense                                                           13,430                13,906                11,870
                                                                -----------------    ------------------    ------------------
Loss before extraodinary item                                             (19,572)               (6,541)               (3,925)
Extraordinary item - gain on extinguishment of debt                         5,286                     -                     -
                                                                -----------------    ------------------    ------------------
Net loss                                                                $ (14,286)             $ (6,541)             $ (3,925)
                                                                =================    ==================    ==================

Weighted average basic shares outstanding                              11,876,051            10,935,887            10,936,559


Basic loss per common share:                                              $ (1.20)              $ (0.60)              $ (0.36)
                                                                =================    ==================    ==================

               See notes to the consolidated financial statements.


                            EAGLE FOOD CENTERS, INC.
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------

                                                                        COMMON STOCK
                                           -----------------------------------------------------------------------

                                                                         CAPITAL IN
                                                               PAR       EXCESS OF              TREASURY
                                                                                       ---------------------------
                                                SHARES        VALUE      PAR VALUE        SHARES       DOLLARS        OTHER
                                           ---------------- ----------  -------------  ------------- ------------  ----------

BALANCE, JANUARY 31, 1998                        11,500,000 $      115  $      53,336       553,127  $     (2,259) $     (281)

  Comprehensive income/(loss):

     Net loss

     Pension liability adjustment (net of tax)

     Change in unrealized gain/(loss)
       on marketable securities

     Total comprehensive income/(loss)

  Purchase of treasury shares                                                                50,200          (137)

  Forgiveness of officer stock
     sale receivable                                                                                                      141

  Stock options exercised                                                                   (22,125)           87
                                           ---------------- ----------  -------------  ------------- ------------  ----------

BALANCE, JANUARY 30, 1999                        11,500,000 $      115  $      53,336       581,202  $     (2,309) $     (140)

  Comprehensive income/(loss):

     Net loss

     Pension liability adjustment (net of tax)

     Change in unrealized gain/(loss)
       on marketable securities

     Total comprehensive income/(loss)

  Forgiveness of officer stock
     sale receivable                                                                                                     140

  Stock options exercised                                                                   (20,250)           81
                                           ---------------- ----------  -------------  ------------- ------------  ----------

BALANCE, JANUARY 29, 2000                        11,500,000 $      115  $      53,336       560,952  $     (2,228) $        -

  Comprehensive income/(loss):

     Net loss

     Pension liability adjustment (net of tax)

     Change in unrealized gain/(loss)
       on marketable securities

     Total comprehensive income/(loss)

Purchase of Treasury Stock                                                                   76,541           (50)

Issuance of stock in connection
   with New Senior Notes                          1,929,351         19          2,128
                                           ---------------- ----------  -------------  ------------- ------------  ----------

BALANCE, FEBRUARY 3, 2001                        13,429,351 $       134 $      55,464       637,493  $     (2,278) $        -
                                           ================ =========== =============  ============= ============  ==========



                                                                   ACCUMULATED
                                                                      OTHER
                                               ACCUMULATED        COMPREHENSIVE        TOTAL
                                                 DEFICIT          INCOME/(LOSS)        EQUITY
                                               -----------        -------------        ------

BALANCE, JANUARY 31, 1998                       $   (18,756)       $     82           $ 32,237

  Comprehensive income/(loss):

     Net loss                                        (3,925)

     Pension liability adjustment (net of tax)                         (141)

     Change in unrealized gain/(loss)
       on marketable securities                                         106

     Total comprehensive income/(loss)                                                  (3,960)

  Purchase of treasury shares                                                             (137)

  Forgiveness of officer stock
     sale receivable                                                                       141

  Stock options exercised                                18                                105
                                                -----------        ---------          --------
BALANCE, JANUARY 30, 1999                       $   (22,663)       $      47          $ 28,386

  Comprehensive income/(loss):

     Net loss                                        (6,541)

     Pension liability adjustment (net of tax)                          176

     Change in unrealized gain/(loss)
       on marketable securities                                        (210)

     Total comprehensive income/(loss)                                                  (6,575)

  Forgiveness of officer stock
     sale receivable                                                                       140

  Stock options exercised                               (54)                                27
                                                -----------        ---------          --------
BALANCE, JANUARY 29, 2000                       $   (29,258)       $     13           $ 21,978

  Comprehensive income/(loss):

     Net loss                                       (14,286)

     Pension liability adjustment (net of tax)                         (129)

     Change in unrealized gain/(loss)
       on marketable securities                                         125

     Total comprehensive income/(loss)                                                (14,290)

Purchase of Treasury Stock                                                                (50)

Issuance of stock in connection
   with New Senior Notes                                                                2,147
                                                -----------        ---------          --------

BALANCE, FEBRUARY 3, 2001                       $   (43,544)       $       9          $  9,785
                                                ===========        =========          ========


               See notes to the consolidated financial statements.

                            EAGLE FOOD CENTERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------


                                                                                       YEARS ENDED
                                                                      -----------------------------------------------
                                                                       FEBRUARY 3,      JANUARY 29,     JANUARY 30,
                                                                          2001             2000            1999
                                                                      --------------   --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $     (14,286)   $      (6,541)  $      (3,925)
Adjustments to reconcile net loss to
net cash flows from operating activities:
    Extraordinary gain on extinguishment of debt                             (5,286)               -               -
    Depreciation and amortization                                            18,816           20,781          18,885
    Store closing, asset revaluation and lease termination                    7,354            8,367           2,925
    LIFO (credit) charge                                                     (1,215)            (735)            685
    Deferred charges and credits                                                869              707             893
    Gain on disposal of assets                                                 (987)          (1,414)           (910)
Changes in assets and liabilities:
    Receivables and other assets                                              6,626           (3,003)         (8,015)
    Inventories                                                              16,358            8,114           9,087
    Accounts payable                                                        (10,644)         (11,069)          4,356
    Accrued and other liabilities                                            (4,552)         (10,348)           (477)
    Principal payments on reserve for closed stores                          (7,787)          (1,632)         (2,444)
                                                                      -------------    -------------   -------------
       Net cash flows from operating activities                               5,266            3,227          21,060
                                                                      -------------    -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Sales (purchases) of marketable securities, net                            (653)           3,218             609
    Additions to property and equipment                                      (7,538)         (22,710)        (20,532)
    Additions to property held for resale                                         -           (6,100)        (19,150)
    Cash proceeds from sale/leasebacks or dispositions
       of property and equipment                                              3,974           11,418          14,392
    Cash proceeds from sale/leasebacks or dispositions
       of property held for resale                                              246           18,903          18,450
                                                                      -------------    -------------   -------------
       Net cash flows from investing activities                              (3,971)           4,729          (6,231)
                                                                      -------------    -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Deferred financing costs                                                   (337)               -             (50)
    Principal payments on capital lease obligations                            (923)          (1,173)           (772)
    Prinicipal payments on senior notes                                     (22,666)               -               -
    Net revolving loans (repayments)                                          4,386                -          (7,208)
    Purchase of treasury stock                                                  (50)               -            (137)
                                                                      -------------    -------------   -------------
       Net cash flows from financing activities                             (19,590)          (1,173)         (8,167)
                                                                      -------------    -------------   -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                     (18,295)           6,783           6,662

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               18,558           11,775           5,113
                                                                      -------------    -------------   -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                              $         263    $      18,558   $      11,775
                                                                      =============    =============   =============

               See notes to the consolidated financial statements.

                            EAGLE FOOD CENTERS, INC.
--------------------------------------------------------------------------------
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED FEBRUARY 3, 2001, JANUARY 29, 2000, AND JANUARY 30, 1999
--------------------------------------------------------------------------------


NOTE A - ORGANIZATION - Eagle Food Centers, Inc. (the "Company"), a Delaware corporation, is engaged in the operation of retail food stores, with 64 stores in northern and central Illinois and eastern Iowa.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

FISCAL YEAR - The Company's fiscal year ends on the Saturday closest to January 31st. Fiscal 2000 was a 53-week year ending on February 3, 2001. Fiscal 1999 and 1998 were 52-week years ending on January 29, 2000 and January 30, 1999, respectively.

BASIS OF CONSOLIDATION - The consolidated financial statements include the accounts of Eagle Food Centers, Inc. and all subsidiaries. All significant intercompany transactions have been eliminated.

RISKS AND UNCERTAINTIES - The preparation of the Company's Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Nasdaq staff informed the Company, by letter dated November 13, 2000, that it had not maintained a minimum market value of public float of $5,000,000 and a minimum bid price of $1.00 over 30 consecutive trading days as required for continued listing on the Nasdaq National Market. Nasdaq staff had determined that the Company's Common Stock would be delisted from quotation on the Nasdaq National Market at the opening of business on February 14, 2001. On February 12, 2001, the Company delivered a request for an appeal to the Nasdaq Listing Qualifications Panel. The delisting process was suspended pending resolution of the appeal.

The Company presented a plan to the Nasdaq Listing Qualifications Panel for achieving compliance with the listing requirements of the Nasdaq National Market at a hearing held March 28, 2001. No decision was made at the hearing regarding the continued listing of our shares. Members of the Listing Qualifications Panel suggested that the Company consider a reverse stock split and applying for listing on the Nasdaq SmallCap Market. The Company sent a letter to the panel on April 2nd in which the Company modified its earlier plan by (i) consenting to the possible change from listing on the Nasdaq National Market to listing on the Nasdaq SmallCap Market and (ii) consenting to recommend shareholder approval of a reverse stock split in the event other measures are not sufficient to achieve compliance with the Nasdaq listing requirements for either the Nasdaq National Market or the Nasdaq SmallCap Market.

If the Company's common stock is not listed for trading on either the Nasdaq National Market or the Nasdaq SmallCap Market, trading of the common stock would likely be on the OTC Bulletin Board or similar quotation system. Inclusion of the Company's common stock on the OTC Bulletin Board or similar quotation system could adversely affect the liquidity of the Company's common stock and may impact the public's perception of the Company. The Company believes the plan presented to the Nasdaq Listing Qualifications Panel will achieve compliance with listing requirements. However, should delisting occur, the Company does not anticipate significant impact on the Company's liquidity or business operations.

CASH AND CASH EQUIVALENTS-- The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be a cash equivalent.

RESTRICTED ASSETS-- Restricted assets are comprised of marketable securities and cash held in escrow by third parties. Marketable securities are restricted to satisfy state insurance reserve requirements related to claim liabilities recorded for workers' compensation and general liability costs; such claim liability reserves are classified as current.

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

ACCOUNTS RECEIVABLE - Accounts receivable is recorded at cost, less the related allowance for doubtful accounts. The allowance is based on management's evaluation of accounts receivable considering current information and events regarding the debtors' ability to repay. The activity in the allowance for doubtful accounts for the years ended February 3, 2001 and January 29, 2000 follows:

                                         YEAR ENDING            YEAR ENDING

     (In Thousands)                   FEBRUARY 3, 2001      JANUARY 29, 2000
                                      ----------------      ----------------

     Balance at beginning of year     $         (1,388)     $         (1,294)

     Bad Debt Provision                           (323)                 (103)

     Writeoffs                                      43                     9

                                      ----------------      ----------------
     Balance at end of year           $         (1,668)     $         (1,388)
                                      ================      ================

INVENTORIES-- Inventories are valued at the lower of cost or market; cost is determined by the last-in, first-out (LIFO) method for substantially all inventories. The current cost of the inventories was greater than the LIFO value by $8.4 million at February 3, 2001 and $9.6 million at January 29, 2000. During fiscal 2000, inventory quantities were reduced, which resulted in a liquidation of certain LIFO layers carried at lower costs that prevailed in prior years. The effect of the layer liquidation for fiscal 2000 and 1999 was to decrease cost of goods sold by $2.1 million and $0.9 million, respectively, below the amounts that would have resulted from liquidating inventory at February 3, 2001 and January 29, 2000.

PROPERTY AND EQUIPMENT-- Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed by using the straight-line method over the estimated useful lives of buildings, fixtures and equipment. Leasehold costs and improvements are amortized over their estimated useful lives or the remaining original lease term, whichever is shorter. Leasehold interests are generally amortized over the lease term plus expected renewal periods or 25 years, whichever is shorter. Property acquired under capital lease is amortized on a straight-line basis over the shorter of the estimated useful life of the property or the original lease term.

LONG-LIVED ASSETS-- The Company continually monitors under-performing stores and under-utilized facilities for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, including goodwill where applicable, an impairment loss is recognized.

Impairment is measured based on the estimated fair value of the asset. Fair value is based on management's estimate of the amount that could be realized from the sale of assets in a current transaction between willing parties based on professional appraisals, offers, actual sale or disposition of assets subsequent to year end and other indications of fair value.

In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which, for the Company, is generally on a store by store basis.

During fiscal 2000 and fiscal 1999, the Company recognized charges of $821 thousand and $4.6 million, respectively, for asset revaluations on underperforming stores. Impairment charges are included in the caption "Store closing, asset revaluation and lease termination" in the Consolidated Statements of Operations.

DEBT ISSUANCE COSTS - Debt issuance costs are amortized over the terms of the related debt agreements using the interest method.

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED ("GOODWILL")-- During the fourth quarter of fiscal 1999, the Company changed its method of measuring impairment of enterprise level goodwill from an undiscounted cash flow method to a market value method. A market value method compares the enterprise's net book value to the value indicated by the market price of its equity securities; if net book value exceeds the market capitalization, the excess carrying amount of goodwill is written off. The Company believes that the market value method is preferable since it provides a more current and realistic valuation than the undiscounted cash flows method and more closely matches the Company's fair value. In connection with the change in accounting policy with respect to the measurement of goodwill impairment described above, the entire unamortized goodwill balance of $2.1 million was written off during the fourth quarter of fiscal 1999. Such charge is included in the caption "Store closing, asset revaluation, and lease termination" of the Consolidated Statement of Operations.

The Company compared the aggregate value of its outstanding common stock to book value during the period from January 31, 1999 through February 29, 2000; the date trading was suspended, due to the Bankruptcy Case. The market value of the Company's common stock was not less than book value for any significant period prior to September 2, 1999. The market value remained below book value from the period of September 2, 1999 through February 29, 2000. The Company believes the temporary decline in market value below book value was not other than temporary until the fourth quarter of fiscal 1999. As market value was less than book value reduced by goodwill for almost all of the approximately six month period ending February 29, 2000, the entire amount of the unamortized goodwill was considered impaired.

PROPERTY HELD FOR RESALE-- Property in this classification includes a closed store and undeveloped lots.

DEFERRED SOFTWARE COSTS--Software costs are generally amortized over five years beginning when the software is placed in service. Deferred software balances were $10.0 million and $14.3 million as of February 3, 2001 and January 29, 2000, respectively; net of accumulated amortization of $10.4 million and $6.4 million, respectively.

SELF-INSURANCE-- The Company is primarily self-insured, through its captive insurance subsidiary, for workers' compensation and general liability costs. The self-insurance claim liability is determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. Self-insurance claim liabilities of $6.6 million as of February 3, 2001 and $7.0 million as of January 29, 2000 are included in the "Accrued liabilities" caption of the balance sheet.

STORE CLOSING, ASSET REVALUATION AND LEASE TERMINATION-- In the event the performance or utilization of underperforming stores and underutilized facilities cannot be improved, management may decide to close, sell or otherwise dispose of such stores or facilities. A charge for store closing and asset revaluation is provided when management has reached the decision to close, sell or otherwise dispose of such stores within one year and the costs can be reasonably estimated. The charge for store closing arises primarily from (a) the discounted value of future lease commitments in excess of the discounted value of estimated sublease revenues, (b) store closing costs, (c) elimination of any goodwill identified with such stores to be closed and (d) revaluing fixed assets to estimated fair values when assets are impaired, or to net realizable value for assets to be disposed of (see Long-Lived Assets above). Discount rates have been determined at the time a store was added to the closed store reserve and have not been changed to reflect subsequent changes in rates. The Company's policy is to use a risk-free rate of return for a duration equal to the remaining lease term at the time the reserve was established. The average discount rate used for reserves established in fiscal 2000, 1999 and 1998 was 6.3%, 5.2% and 4.7%, respectively.

The provision for store closing, asset revaluation and lease termination includes the charges discussed in Note D of notes to Consolidated Financial Statements for the year ended January 29, 2000, asset impairment charges for underperforming stores that are not being closed, sold or otherwise disposed of (see LONG-LIVED ASSETS above), goodwill impairment charges (see EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED ("GOODWILL") above) and computer lease termination charges discussed in Note H of notes to Consolidated Financial Statements. The components of the provision for the years ended February 3, 2001, January 29, 2000, and January 30, 1999 were as follows:

                                                                YEAR ENDED       YEAR ENDED        YEAR ENDED
                                                                FEBRUARY 3,      JANUARY 29,       JANUARY 30,
                                                                     2001             2000              1999
                                                                ---------------  ---------------   ---------------
(DOLLARS IN THOUSANDS)

Provision for store closing and asset revaluation               $             -  $         1,664   $             -
Asset impairment charges for underperforming stores                         821            4,571                 -
Goodwill impairment charge                                                    -            2,132                 -
Computer lease termination charge                                             -                -             2,925
                                                                ---------------  ---------------   ---------------
Total                                                           $           821  $         8,367   $         2,925
                                                                ===============  ===============   ===============


REORGANIZATION ITEMS, NET - A summary of costs recognized during the fiscal year ended February 3, 2001 is as follows:


(Dollars in thousands)
Store closing and asset revaluation                                 $ 6,533
Employee termination benefits                                         1,361
Professional fees                                                     3,608
Net realized gains on sale/disposal of
  leases and equipment and release of
  capital leases                                                       (944)
Other                                                                   224
                                                                   --------
  Total                                                            $ 10,782
                                                                   ========

The net reorganization items are based on information presently available to the Company; however, the actual costs could differ materially from the estimates. Additionally, other costs may be incurred which cannot be presently estimated.

EMPLOYEE TERMINATION BENEFITS - In connection with the Bankruptcy Case, the Company recognized $1.4 million in employee termination benefits during fiscal 2000, representing severance costs for 353 employees terminated as a result of the store closings under the provisions of the Plan.

PROFESSIONAL FEES - Professional fees relate to legal, accounting, consulting and other professional costs directly attributable to the Bankruptcy Case and are being expensed as incurred. The Company expects to incur an additional $200 thousand for professional fees.

NET REALIZED GAINS - During fiscal 2000, the Company had realized gains on the sale/disposal of leases and equipment and release of capital lease obligations of $944 thousand, all related to the 20 closed or sold stores as part of the Plan.

ADVERTISING EXPENSE - The Company's advertising costs, including radio and television production costs, are expensed as incurred and included in the "Selling, general and administrative" caption of the Consolidated Statements of Operations. The components of advertising expense are as follows:

                                GROSS ADVERTISING                CO-OP CREDITS                 NET ADVERTISING
                            -----------------------     ---------------------------     -------------------------
                             DOLLARS    % OF SALES         DOLLARS     % OF SALES         DOLLARS    % OF SALES
(DOLLARS IN THOUSANDS)
Fiscal 2000                 $ 11,695       1.5 %          $ 10,620       1.4 %            $ 1,075       0.1 %
Fiscal 1999                 $ 14,862       1.6 %          $ 14,594       1.6 %            $   268         -
Fiscal 1998                 $ 17,520       1.8 %          $ 15,488       1.6 %            $ 2,032       0.2 %


INCOME TAXES -- Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are recorded to reduce deferred taxes when it is more likely than not that a tax benefit will be realized.

LOSS PER SHARE - Basic net loss per common share is based on the weighted average number of common shares outstanding in each year. Diluted net loss per common share assumes that outstanding common shares were increased by shares issuable upon exercise of those stock option shares for which market price exceeds exercise price, if any, less shares which could have been purchased by the Company with the related proceeds. Shares resulting in an antidilutive effect are excluded in accordance with SFAS No. 128, EARNINGS PER SHARE.

RECLASSIFICATIONS - Certain reclassifications were made to prior years' balances to conform to current year presentation.

NEW ACCOUNTING STANDARDS - Existing accounting principles generally accepted in the United States of America do not provide specific guidance on the accounting for sales incentives that many companies offer to their customers. The FASB Emerging Issues Task Force (EITF), a group responsible for promulgating changes to accounting policies and procedures, has issued a new accounting pronouncement, EITF Issue Number 00-14, "Accounting for Certain Sales Incentives," which addresses the recognition, measurement and income statement classification for certain sales incentives offered by companies in the form of discounts, coupons or rebates. The implementation of this new accounting pronouncement will require the Company to make certain reclassifications between Total Sales, Cost of Goods Sold and Selling, General and Administrative Expenses in the Company's Consolidated Statements of Operations. The effective date for EITF 00-14 has been delayed until fiscal quarters beginning after December 15, 2001. The Company expects to implement EITF 00-14 no later than the first quarter of fiscal 2002. In accordance with such implementation, the Company expects to reclassify certain prior period financial statements for comparability purposes. Accordingly, while the Company is currently reviewing this pronouncement, the Company believes that the implementation of EITF 00-14 will not have an effect on reported Operating Income (Loss) or Net Earnings (Loss).

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which was later amended by SFAS No. 137, DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, and SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, AN AMENDMENT TO SFAS NO. 133. This statement as amended establishes accounting and reporting standards for derivative instruments and all hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities at their fair values. Accounting for changes in the fair value of a derivative depends on its designation and effectiveness. For derivatives that qualify as effective hedges, the change in fair value will have no impact on earnings until the hedged item affects earnings. For derivatives that are not designated as hedging instruments or for the ineffective portion of a hedging instrument, the change in fair value will affect current period earnings. The Company implemented the statements on February 4, 2001 and there was no material impact on the Company's financial statements as a result of the implementation.

NOTE C - CONSOLIDATED STATEMENTS OF CASH FLOWS

For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                       SUPPLEMENTAL CASH FLOW INFORMATION

                                                                     2000             1999              1998
                                                                ---------------  ---------------   ---------------
(DOLLARS IN THOUSANDS)

Cash paid for interest                                                $ 13,173         $ 13,514          $ 11,717
Non-cash additions to property and equipment                                 -           18,536            30,603
Non-cash additions to the capital lease liability                            -           18,536            30,603
Non-cash reductions in property and equipment
  in connection with sale of stores                                          -           11,928                 -
Non-cash reductions in capital lease liability
  in connection with sale of stores                                          -           12,524                 -
Treasury stock issued                                                        -               81                87
Non-cash transfer from property held for resale to
  property and equipment, net                                            4,163                -                 -
Non-cash transfer from closed store reserve to
  property and equipment                                                     -              763               676
Additions to property and equipment and debt                               103              878                 -
Unrealized gain (loss) on marketable securities                            125             (210)              106
Stock issued to New Senior Note holders                                  2,147                -                 -


NOTE D - RESERVE FOR CLOSED STORES

An analysis of activity in the reserve for closed stores for the years ended February 3, 2001 and January 29, 2000, is as follows:

                                                                              FEBRUARY 3,        JANUARY 29,
                                                                                 2001               2000
                                                                            ----------------   ----------------
(IN THOUSANDS)

Balance at beginning of year                                                 $        9,986    $        10,736

Payments, primarily rental payments, net of sublease rentals
  of $636 in fiscal 2000 and $1,313 in fiscal 1999                                   (8,124)            (2,303)

Amount classified as a direct reduction of fixed assets                                   0               (763)

Interest cost                                                                           309                652

Provision for store closing and asset revaluation                                     6,533              1,664
                                                                            ---------------    ---------------

Balance at end of year (including $5.6 million
  and $3.1 million, respectively, classified as current)                    $         8,704    $         9,986
                                                                            ===============    ===============


The provision for store closing and asset revaluation is classified in the Consolidated Statements of Operations under the caption "Reorganization items, net" for fiscal 2000 and the caption "Store closing and asset revaluation" for fiscal 1999.

During fiscal 2000, the Company added 15 stores to the reserve for which $10.4 million was provided for estimated future lease costs. In addition, the Company benefited from net favorable changes in estimates of $3.9 million for both the 18 stores in the reserve at the end of fiscal 1999 and new stores added to the reserve in the first quarter of fiscal 2000. The leases for 16 stores terminated or expired during fiscal 2000.

During fiscal 1999, the Company added three stores to the reserve for which $0.9 million was provided for estimated future costs and $0.8 million was provided to write down fixed assets to estimated fair value. In addition, one store was removed from the reserve due to a sale of assets and release of future obligations.

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

The reserve at February 3, 2001 represents estimated future cash outflows primarily related to the present value of net future rental payments. It is management's opinion that the reserve will be adequate to cover continuing costs for the existing closed stores.

At the end of fiscal year 2000, the reserve included estimated net future costs for 15 closed stores plus sublease subsidies for two other closed stores. At the end of fiscal 1999, the reserve included estimated net future costs for ten closed stores, plus sublease subsidies for eight other closed stores.

A rollforward presentation of the number of stores in the closed store reserve for fiscal years 2000 and 1999 is as follows:

                                                                              2000                     1999
                                                                          -------------            -------------

Number of stores in reserve at beginning of year                                    18                       16
Leases terminated or expired                                                       (16)                      (1)
Stores added to the closed store reserve                                            15                        3
                                                                          -------------            -------------
Number of stores in reserve at end of year                                          17                       18
                                                                          =============            =============

See Note B of the notes to the Consolidated Financial Statements under the captions STORE CLOSING, ASSET REVALUATION AND LEASE TERMINATION, and REORGANIZATION ITEMS, NET.

NOTE E - PROPERTY AND EQUIPMENT

The investment in property and equipment is as follows:


                                                                    FEBRUARY 3,              JANUARY 29,
                                                                       2001                     2000
                                                                 ------------------       ------------------
(IN THOUSANDS)

Land                                                             $           5,732         $          6,287
Buildings                                                                   25,322                   27,374
Leasehold costs and improvements                                            37,514                   41,235
Fixtures and equipment                                                     122,595                  139,943
Leasehold interests                                                         16,101                   26,033
Property under capital leases                                               37,435                   47,464
                                                                 -----------------        -----------------
Total                                                                      244,699                  288,336
Less accumulated depreciation and amortization                            (130,834)                (153,126)
                                                                 -----------------        -----------------
Property and equipment (net)                                     $         113,865        $         135,210
                                                                 =================        =================


As of February 3, 2001, the Company owned eight operating stores and one closed store, with the closed store classified in "Other Assets-Property Held for Resale." The leased stores include 56 open stores, 14 closed stores and two subleased stores. Of these 72 leased stores, ten are capital leases included in Property and Equipment. There were three stores sold and leased back providing $18.5 million of proceeds during fiscal 1999 and six stores were sold and leased back providing $31.0 million of proceeds during fiscal 1998. The leases on three of these stores have been terminated. The remaining six stores are under capital leases which have 22-25 year terms with up to six five-year renewal options. The gains on the sale of these properties have been deferred and are amortized over the life of the original lease term.

Property under capital leases represents capital leases for land, buildings and improvements. The Company eliminated four capital leases during fiscal 2000 relating to stores closed or sold under the Plan. Accumulated amortization for property under capital leases as of February 3, 2001 was $6.7 million and as of January 29, 2000 was $7.4 million. Amortization of the capital lease assets are included in the caption "Depreciation and amortization" in the Consolidated Statements of Operations.

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense was $14.8 million, $17.3 million and $16.4 million for fiscal years 2000, 1999 and 1998 respectively. The useful lives of the various classes of assets are as follows:

         Buildings                                         10-25 years

         Fixtures and Equipment                             2-12 years

         Leasehold Costs & Improvements                     5-23 years

         Leasehold interests                               12-25 years

         Property under capital lease                      Shorter of economic life or lease term

The Company reclassed one store with a book value of $6.7 million from "Property Held for Resale" to "Property and Equipment (Net).

NOTE F - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                FEBRUARY 3,                 JANUARY 29,
                                                                   2001                        2000
                                                            --------------------        --------------------
(IN THOUSANDS)

8 5/8% Senior Notes                                         $                 -         $           100,000
11% Senior Notes                                                         70,421                           -
Capital leases (Note H)                                                  34,281                      43,886
Loan and Security Agreement                                               4,386                           -
Other                                                                       808                         849
                                                            -------------------         -------------------
                                                                        109,896                     144,735
Less current maturities                                                     942                     101,128
                                                            -------------------         -------------------
Total long-term debt                                        $           108,954         $            43,607
                                                            ===================         ===================


The maturities of long-term debt, including capital lease obligations are: fiscal year 2002 - $5.4 million, fiscal year 2003 - $1.1 million, fiscal year 2004 - $1.2 million, fiscal year 2005 - $71.7 million, fiscal year 2006 - $1.2 million and in fiscal years 2007 and thereafter - $28.4 million.

The Company's 8 5/8% Senior Notes were due April 15, 2000. The Company replaced the Senior Notes with new notes (the "New Senior Notes") that have the following material terms and conditions; (i) maturity date of April 15, 2005, (ii) an interest rate of 11%, (iii) a $15 million repayment of outstanding principal by the Company on August 7, 2000 (see Note M of the notes to the Consolidated Financial Statements), and (iv) the Company may, at its option and with no prepayment penalty, redeem the New Senior Notes at any time at 100% of the principal amount outstanding at the time of redemption.

The Company repurchased $13.0 million of its New Senior Notes during fiscal 2000 at a cost of $7.7 million, recording an extraordinary gain of $5.3 million. The balance of the New Senior Notes on February 3, 2001 was $73.0 million less unamortized discount of $1.6 million. The effective interest rate on the New Senior Notes is 11.5%. The repurchase of the New Senior Notes was primarily funded with cash on hand, cash from Company operations and loans against the Revolver.

In addition, under the Plan, the Company agreed to issue 15% of fully-diluted common stock of the Company (1,930,420 shares) to the holders of the New Senior Notes, of which 10% will be returned to the Company if the Company is sold or the debt is retired prior to October 15, 2001. If the Company is sold or the debt is retired prior to October 15, 2002, 5% of the common stock will be returned to the Company. None of the common stock will be returned to the Company if the Company is not sold or the debt retired prior to October 15, 2002. The shares were recorded at fair value in the amount of $2.1 million with the offsetting amount recorded as a discount against the New Senior Notes. The indenture relating to the 11% Senior Notes contains provisions as well as certain restrictions relating to certain asset dispositions, sale/leaseback transactions, payment of dividends, repurchase of equity interests, incurrence of additional indebtedness and liens, and certain other restricted payments (see Note M of the notes to the Consolidated Financial Statements).

The Company entered into an Amended and Restated Loan and Security Agreement ("Revolver") with Congress Financial Corporation (Central) on August 7, 2000, which amends and restates the original Loan and Security Agreement dated May 25, 1995. The Revolver is a $40 million facility that provides for revolving credit loans and letters of credit. No more than an aggregate of $20 million of the total commitment may be drawn by the Company as letters of credit. Total availability under the Revolver is based on percentages of allowable inventory up to a maximum of $40 million. The terms of the Revolver provide total availability up to a maximum of $40 million, capital expenditures limited to $75 million per year and purchase money security interests and purchase money mortgage amounts to a combined maximum outstanding amount of $50 million. The Revolver is secured by a first priority security interest in all inventories of the Company located in its stores and distribution center in Milan, Illinois, which first priority lien is contractually subordinated to the lien of SuperValu Holdings, Inc. in the amount of $0.8 million. Loans made pursuant to the Revolver bear interest at a fluctuating interest rate based, at the Company's option, on a margin over the Prime Rate or a margin over the London Interbank Offered Rate. The Revolver has one financial covenant relating to minimum net worth as defined by the Revolver. At February 3, 2001, the defined net worth of the Company exceeded the minimum amount by approximately $10.4 million. The Revolver also has as an event of default the actual or likely occurrence or existence of any event or circumstance which, in the lender's reasonable judgement, has a material adverse effect on the Company or the lender, as defined in the Revolver.

At February 3, 2001, the Company had $4.4 million in loans against the Revolver and no letters of credit outstanding, resulting in $28.2 million of availability under the Revolver. The interest rate as of February 3, 2001was 9.50%. At January 29, 2000, the Company had no loans against the Revolver and had no letters of credit outstanding. The interest rate as of January 29, 2000 was 9.00%.

The Company was in compliance with all covenants in its debt agreements on February 3, 2001 and expects to be in compliance with all covenants for fiscal 2001 based on management's estimates of fiscal 2001 operating results, cash flows and capital expenditures.

During the fiscal year ended January 29, 2000, the Company reclassified its $100 million in Senior Notes, due April 15, 2000, from Long-Term Debt to Current Liabilities. The Senior Notes were reclassified to Long-Term Debt after $85 million in New Senior Notes were issued in fiscal 2000 with a maturity date of April 15, 2005.

NOTE G - TREASURY STOCK

The following summarizes the treasury stock activity for the three years in the period ended February 3, 2001:

                                                                SHARES             DOLLARS           AVERAGE
                                                            ----------------    ---------------    -------------

(DOLLARS IN THOUSANDS, EXCEPT SHARE INFORMATION)

Balance  January 31, 1998                                           553,127     $        2,259     $       4.09
Purchased                                                            50,200                137     $       2.73
Issued                                                               22,125                 87     $       3.95
                                                            ---------------     --------------

Balance January 30, 1999                                            581,202            $ 2,309     $       3.97
Issued                                                               20,250                 81     $       3.97
                                                            ---------------     --------------

Balance January 29, 2000                                            560,952            $ 2,228     $       3.97
Purchased                                                            76,541                 50     $       0.65
                                                            ---------------     --------------

Balance February 3, 2001                                            637,493            $ 2,278     $       3.57
                                                            ===============     ==============


During fiscal 1995 the Company sold 125,000 shares of treasury stock to its Chief Executive Officer Robert J. Kelly for $2.25 per share (market value at date of sale) in exchange for a note receivable, which was recorded in the "Other" caption of shareholders' equity and deducted from equity until the remaining balance was forgiven in fiscal 1999. In accordance with Mr. Kelly's employment agreement, $140,625 of the $281,250 note was forgiven in fiscal 1998 and the remainder was forgiven in fiscal 1999. The fiscal 1999 and 1998 forgiveness of the note was recorded as compensation expense and is included in the caption "Selling, general and administrative" in the Company's Consolidated Statements of Operations.

The difference between the average share price of treasury stock and exercise of stock options is charged or credited to accumulated deficit.

NOTE H - LEASES AND LONG-TERM CONTRACTS

Fifty-six operating stores, 14 closed stores and two subleased stores were leased at February 3, 2001, many of which have renewal options for periods ranging from five to 30 years. Some provide the option to acquire the property at certain times during the initial lease term for approximately its estimated fair market value at that time, and some require the Company to pay taxes, common area maintenance and insurance on the leased property. The Company also leases its central distribution facility under a lease expiring in 2007. Rent expense consists of:

                                                                                   YEAR ENDED
                                                              -----------------------------------------------------
                                                                FEBRUARY 3,         JANUARY 29,       JANUARY 30,
                                                                    2001              2000              1999
                                                              -----------------   --------------- -----------------
(IN THOUSANDS)

Minimum rent under operating leases                           $          13,531   $        16,798   $        16,291
Additional rent based on sales                                               98               110               109
Less rentals received on noncancelable subleases                           (251)             (372)             (337)
                                                              -----------------   ---------------   ---------------
                                                              $          13,378   $        16,536   $        16,063
                                                              =================   ===============   ===============


Future minimum lease payments under non-cancelable operating and capital leases as of February 3, 2001 are as follows:

                                                                            OPERATING              CAPITAL
                                                   (IN THOUSANDS)            LEASES                 LEASES
                                                                        ------------------     -----------------
                                                            2001        $          11,779      $          4,119
                                                            2002                   11,552                 4,144
                                                            2003                   11,349                 4,179
                                                            2004                   11,044                 4,212
                                                            2005                   10,756                 4,092
                                                      Thereafter                   72,855                58,121
                                                                        -----------------      ----------------
                                    Total minimum lease payments                $ 129,335                78,867
                                                                        =================
                               Less amount representing interest                                         44,586
                                                                                               ----------------
             Present value of minimum capital lease payments, including
            $777 classified as current portion of long-term debt                               $         34,281
                                                                                               ================


The operating and capital lease future minimum lease payments do not include gross minimum commitments of $10.4 million for closed stores, the present value of which (net of estimated sublease payments) is included in the Consolidated Balance Sheet caption "Reserve for closed stores."

The Company outsources its Information Systems ("IS") function with EDS to assume complete responsibility for the Company's IS function. The Company signed an IS services agreement with EDS on July 1, 2000 with a term of five years. In the fourth quarter of fiscal 1998, the Company accrued $2.9 million, which was paid in 12 equal monthly installments in calendar 1999, for costs associated with the migration from mainframe to client/server technology. The charge was primarily for future lease costs relating to the mainframe, and various software, software licenses and contracting costs.

NOTE I - INCOME TAXES

The provision for income taxes for the years ended February 3, 2001, January 29, 2000 and January 30, 1999 were $0.

The differences between income tax benefit at the statutory Federal income tax rate and income tax benefit before extraordinary item reported in the Consolidated Statements of Operations are as follows:

                                                                                YEAR ENDED
                                                           ------------------------------------------------------
                                                            FEBRUARY 3,         JANUARY 29,        JANUARY 30,
                                                                2001                2000               1999
                                                           ---------------     ---------------    ---------------
(IN THOUSANDS)

Income tax benefit before extraordinary item
  at statutory Federal tax rate of 35%                     $       (6,850)           $ (2,289)          $ (1,374)
Surtax exemption                                                      196                  65                 39
State income taxes, net of Federal benefit                           (785)               (207)              (196)
Change in valuation allowance                                       7,064               2,905              1,573
Other                                                                 375                (474)               (42)
                                                           --------------      --------------     --------------
           Total                                           $            -      $            -     $            -
                                                           ==============      ==============     ==============


Deferred tax assets and liabilities arise because of differences between the financial accounting bases for assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are comprised of the following significant temporary differences:

                                                                     FEBRUARY 3,             JANUARY 29,
                                                                         2001                    2000
                                                                   -----------------       -----------------
(IN THOUSANDS)

Deferred Tax Assets:
 Store closing                                                     $          3,528        $          4,447
 Accrued reserves                                                             2,414                   2,330
 Deferred revenues                                                            1,607                   1,846
 Associate benefits                                                             196                     966
 Tax credit and net operating loss carryforwards                             28,110                  19,175
 Valuation allowance                                                        (18,951)                (14,001)
                                                                   ----------------        ----------------
           Total                                                   $         16,904        $         14,763
                                                                   ================        ================

Deferred Tax Liabilities:
 Property and equipment                                            $         14,329        $         11,332
 Other, net                                                                   2,575                   3,431
                                                                   ----------------        ----------------
           Total                                                   $         16,904        $         14,763
                                                                   ================        ================

Net deferred tax asset                                             $              -        $              -
                                                                   ================        ================

Valuation allowances have been established for the entire amount of the net deferred tax assets as of February 3, 2001 and January 29, 2000, due to the uncertainty of future recoverability. The difference of $2.1 million between the changes in valuation allowance reflected on the statutory tax rate and deferred income tax tables is due to the income tax charge for the extraordinary income item.

The tax credit carryforwards of $0.9 million expire at various dates from 2001 through the year 2010; alternative minimum tax credit carryforwards of $5.7 million have no expiration date. Net operating loss carryforwards totaled $53.7 million at February 3, 2001 and expire at various dates from 2009 through the year 2020.

NOTE J - ASSOCIATE BENEFIT PLANS

RETIREMENT PLANS

Substantially all associates of the Company are covered by trusteed, non-contributory retirement plans of the Company or by various multi-employer retirement plans under collective bargaining agreements.

The Company's defined benefit plans covering salaried and hourly associates provide benefits that are based on associates' compensation during years of service. The Company's policy is to fund no less than the minimum required under the Employee Retirement Income Security Act of 1974. During the years ended February 3, 2001, January 29, 2000 and January 30, 1999, pension costs under the plans totaled $646,000, $714,000 and $701,000, respectively.

Net periodic pension cost under the Milan Office and Non-Foods Warehouse Retirement Plan ("Milan Plan") and the Eagle Food Centers, Inc. Associate Pension Plan ("Eagle Plan") includes the following benefit and cost components for the years ended February 3, 2001, January 29, 2000 and January 30, 1999.

                                                                                   YEAR ENDED
                                                                 ------------------------------------------------
                                                                  FEBRUARY 3,      JANUARY 29,      JANUARY 30,
                                                                     2001             2000              1999
                                                                 --------------   --------------    -------------
(IN THOUSANDS)

Service cost                                                     $          607   $          624   $          551
Interest cost                                                               926              863              776
Expected return on plan assets                                             (923)            (809)            (663)
Amortization of prior service cost                                           36               36               37
                                                                 --------------   --------------    -------------
Net periodic pension cost                                        $          646   $          714    $         701
                                                                 ==============   ==============    =============



The amounts included within other comprehensive income arising from a change in the additional minimum pension liability, net of tax, are a loss of $129,000 at February 3, 2001, income of $176,000 at January 29, 2000 and a loss of $141,000 at January 30, 1999.

During 2000, the Eagle Plan provided an early retirement window and was frozen as of December 31, 2000. No future benefits will accrue after that date. This action resulted in a curtailment gain of $780 thousand offset by unrecognized prior service costs and unrecognized net loss on plan assets of $387 thousand and additional termination benefits of $89 thousand.

The Company also maintains a defined contribution plan for salaried and non-union hourly associates. Effective January 1, 2001, this plan was amended to include a 3% profit sharing contribution to replace the Eagle Plan.

The accumulated benefit obligation, changes in projected benefit obligation and plan assets, the funded status and amounts recognized in the Company's Consolidated Balance Sheets for the Milan Plan and Eagle Plan, as of the measurement dates of December 31, 2000 and 1999 and reflected in the financial statements at February 3, 2001 and January 29, 2000, respectively, are as follows:

                                                                          FEBRUARY 3,            JANUARY 29,
(IN THOUSANDS)                                                               2001                   2000
                                                                      --------------------   --------------------

Accumulated Benefit Obligation                                        $             12,994   $             11,836
                                                                      ====================   ====================

Change in Projected Benefit Obligation
  Balance at January 1, 2000 and 1999                                 $             12,717   $             12,458
  Service cost                                                                         607                    624
  Interest cost                                                                        926                    863
  Curtailment                                                                         (780)                     -
  Special Termination Benefits                                                          88                      -
  Actuarial (gain) loss                                                                (53)                  (766)
  Benefits paid                                                                       (511)                  (462)
                                                                      --------------------   --------------------

  Balance at December 31, 2000 and 1999                               $             12,994   $             12,717
                                                                      ====================   ====================

Change in Plan Assets at Fair Value
  Balance at January 1, 2000 and 1999                                 $             10,981   $              9,998
  Actual return on plan assets                                                         293                  1,083
  Company contributions                                                              1,631                    362
  Benefits paid                                                                       (511)                  (462)
                                                                      --------------------   --------------------

  Balance at December 31, 2000 and 1999                               $             12,394   $             10,981
                                                                      ====================   ====================

Reconciliation of Funded Status to Amounts
  Recognized in Financial Statements
  Funded status at December 31, 2000 and 1999                         $               (600)  $             (1,736)
  Unrecognized loss                                                                    295                     87
  Unrecognized prior service cost                                                      149                    204
  Contributions after December 31 and before fiscal year end                           307                    187
                                                                      --------------------   --------------------

  Recognized prepaid (accrued) pension cost                           $                151   $             (1,258)
                                                                      ====================   ====================

Amounts Recognized in the Financial Statements
  at February 3, 2001 and January 29, 2000
  Prepaid benefit cost                                                $                  2   $                 90
  Accrued benefit liability                                                           (211)                (1,348)
  Intangible asset                                                                     149                      -
  Accumulated other comprehensive income before income tax                             211                      -
                                                                      --------------------   --------------------

  Net amount recognized                                               $                151   $             (1,258)
                                                                      ====================   ====================


Plan assets are held in a trust and include corporate and U.S. government debt securities and common stocks.

Actuarial assumptions used to develop net periodic pension cost and related pension obligations for the fiscal years 2000, 1999 and 1998 were as follows:


                                                                   2000             1999             1998
                                                               -------------    -------------    -------------

Discount rate                                                      7.5 %            7.5 %            7.0 %
Expected long term rate of return on assets                        8.5 %            8.5 %            8.5 %
Rate of increase in compensation levels                            4.0 %            4.0 %            4.0 %


The Company also participates in various multi-employer plans. The plans provide for defined benefits to substantially all unionized workers. Amounts charged to pension cost and contributed to the plans for the years ended February 3, 2001, January 29, 2000 and January 30, 1999 totaled $5.9 million, $6.6 million and $6.8 million, respectively. Under the provisions of the Multi-employer Pension Plan Amendments Act of 1980, the Company would be required to continue contributions to a multi-employer pension fund to the extent of its portion of the plan's unfunded vested liability if it substantially or totally withdraws from such plans. Management does not intend to terminate operations that would subject the Company to such liability.

INCENTIVE COMPENSATION PLANS

The Company has incentive compensation plans for store management and certain other management personnel. Incentive plans included approximately 150 associates. Provisions for payments to be made under the plans are based primarily on achievement of sales and earnings in excess of specific performance targets.

Non-qualified stock option plans were ratified by stockholders and implemented in 2000, 1995 and 1990 for key management associates. Stock options generally have a ten-year life beginning at the grant date. For the options granted under the 2000 and 1995 Stock Option Plans, vesting provisions generally provide for 1/3 of the shares vesting at each of the first three anniversaries following the date of the grant. Options granted under the 1990 plan were generally vested at 12 months following the grant date. All options under the 1990 plan have either been issued or expired. Certain specific employment agreements provide for different vesting schedules. As of February 3, 2001, there were 1,038,013 shares available for future grants under the plans. The Company recognized $60,875 of compensation expense during fiscal year 1998 as the result of an extension of an exercise period that resulted in re-measurement. The Company recognized no compensation expense for fiscal years 2000 or 1999 because the exercise price was at or above the market value at the date of grant.

The Company cancelled stock option grants and issued replacement stock option grants for certain individuals during fiscal 2000. The new stock option grants were issued at a price of $1.25, with a market price of $1.03 at the time of issuance. In addition, the term of the new stock option grants was shortened by two years compared with the cancelled grants. Stock option grants for a total of 227,500 shares were cancelled, with the same number of shares issued in replacement grants. As such, these stock option grants are variable. The Company recognized no compensation expense for fiscal 2000 since the market value was below the exercise price on the measurement dates.

The following table sets forth the stock option activity for the three years in the period ended February 3, 2001:

                                                                                                  WEIGHTED
                                                                             OPTION               AVERAGE
                                                      SHARES                 PRICE                EXERCISE
                                                     SUBJECT                 RANGE                PRICE OF
                                                    TO OPTION              PER SHARE              OPTIONS
                                                -------------------   ---------------------     -------------

Outstanding January 31, 1998                             1,367,213      $1.50 - $10.00                $ 3.52
  Granted                                                   70,000      $2.25 - $4.0625               $ 3.38
  Exercised                                                 22,125      $1.50 - $3.375                $ 1.90
  Forfeited                                                209,238      $1.50 - $10.00                $ 3.73
                                                ------------------

Outstanding January 30, 1999                             1,205,850      $1.50 - $10.00                $ 3.50
  Granted                                                  115,500      $1.25 - $3.625                $ 2.42
  Exercised                                                 20,250      $1.50                         $ 1.50
  Forfeited                                                 56,400      $1.50 - $10.00                $ 3.55
                                                ------------------

Outstanding January 29, 2000                             1,244,700      $1.25 - $10.00                $ 3.43
  Granted                                                1,106,300      $0.281 - $3.259               $ 1.82
  Forfeited                                                372,700      $1.25 - $10.00                $ 3.19
                                                ------------------

Outstanding February 3, 2001                             1,978,300      $0.28 - $8.50                 $ 2.57
                                                ==================


Stock options exercisable are as follows:

                                                                                      WEIGHTED
                                                                                      AVERAGE
                                                 OPTIONS                              EXERCISE
                                               EXERCISABLE                             PRICE
                                            -------------------                     -------------

January 30, 1999                                       912,684                            $ 3.50
January 29, 2000                                       975,700                            $ 3.48
February 3, 2001                                     1,180,625                            $ 2.84


The following table summarizes stock option information on outstanding and exercisable shares as of February 3, 2001:

                                                               WEIGHTED
                                                                AVERAGE
                                            WEIGHTED           REMAINING                             WEIGHTED
     RANGE OF                                AVERAGE          CONTRACTUAL                             AVERAGE
     EXERCISE             OPTIONS           EXERCISE             LIFE               OPTIONS          EXERCISE
      PRICES            OUTSTANDING           PRICE             (YEARS)           EXERCISABLE          PRICE
-------------------   -----------------   --------------   ------------------   -----------------   ------------

$0.28 - $1.50                  660,175    $        1.17                  6.45            397,250    $      1.30
$2.00 - $3.50                  998,300    $        2.89                  7.22            489,550    $      3.06
$4.00 - $8.50                  319,825    $        4.51                  3.64            293,825    $      4.55
                      -----------------                                         -----------------
Total                        1,978,300                                                 1,180,625
                      =================                                         =================

NOTE K - STOCK BASED COMPENSATION

The Company accounts for stock option grants and awards under its stock based compensation plans in accordance with Accounting Principles Board Opinion No.
25. If compensation cost for stock option grants and awards had been determined based on fair value at the grant dates for fiscal 2000, 1999 and 1998 consistent with the method prescribed by SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

                                                                     2000               1999               1998
                                                                ----------------   ----------------   ---------------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net loss:                                     As reported             $ (14,286)        $ (6,541)         $ (3,925)
                                              Pro Forma               $ (14,832)        $ (6,667)         $ (4,029)

Basic and Diluted net loss per share:         As reported             $   (1.20)        $  (0.60)         $  (0.36)
                                              Pro Forma               $   (1.25)        $  (0.61)         $  (0.37)


The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected option life of ten years; stock volatility of 64% to 76% in 2000, 58% to 62% in 1999 and 59% to 60% in 1998; risk-free interest rate of 6.63% to 6.82% in 2000, 6.66% in 1999, and 4.7% in 1998; and no dividends during the expected term. Based on this model, the weighted average fair values of stock options awarded were $0.79, $1.37 and $1.86 for fiscal years 2000, 1999 and 1998, respectively. During the initial phase-in period, as required by SFAS No. 123, the pro forma amounts were determined based on stock option grants and awards in fiscal 2000, 1999 and 1998 only. The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the preceding pro forma net loss amounts because compensation cost is reflected over the options' expected life and compensation cost for options granted prior to February 1998 is not considered. The pro forma amounts for compensation cost may not be indicative of the effects on net earnings (loss) and net earnings (loss) per share for future years.


NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of the Company's financial instruments as of February 3, 2001 and January 29, 2000 are as follows:

                                           FEBRUARY 3, 2001                              JANUARY 29, 2000
                                           --------------------------------      ---------------------------------
                                              CARRYING           FAIR               CARRYING            FAIR
                                               AMOUNT           VALUE                AMOUNT            VALUE
                                           ---------------  ---------------      ---------------   ---------------
(IN THOUSANDS)

Cash and cash equivalents                   $         263    $         263     $         18,558    $       18,558
Marketable securities                               7,271            7,271                6,418             6,418
Senior Notes                                       70,421           39,987              100,000            73,000


The fair value of cash and cash equivalents approximated its carrying value due to the short-term nature of these instruments. The fair value of marketable securities and the Senior Notes is based on quoted market prices.

The amortized cost, gross unrealized gains and losses, and estimated fair values of the Company's marketable securities at February 3, 2001 and January 29, 2000, are as follows:

                                                                FEBRUARY 3, 2001
                                           -----------------------------------------------------------
                                                           UNREALIZED     UNREALIZED         FAIR
                                               COST          GAINS          LOSSES          VALUE
                                           -------------  -------------  --------------  -------------
(IN THOUSANDS)

Money market mutual fund, due
  within one year                          $       1,479  $           -  $            -  $       1,479
U.S. Treasury notes                                5,043            192               -          5,235
Equity securities                                    536             30               9            557
                                           -------------  -------------  --------------  -------------
Total marketable securities                $       7,058  $         222  $            9  $       7,271
                                           =============  =============  ==============  =============


                                                                  JANUARY 29, 2000
                                           -----------------------------------------------------------
                                                           UNREALIZED     UNREALIZED         FAIR
                                               COST          GAINS          LOSSES          VALUE
                                           -------------  -------------  --------------  -------------
(IN THOUSANDS)

Money market mutual fund, due
  within one year                          $         582  $           -  $            -  $         582
U.S. Treasury notes                                5,082              5              86          5,001
Equity securities                                    740            175              80            835
                                           -------------  -------------  --------------  -------------
Total marketable securities                $       6,404  $         180  $          166  $       6,418
                                           =============  =============  ==============  =============


The U.S. Treasury Notes, as of February 3, 2001, mature in one to five years.

NOTE M - LITIGATION

BANKRUPTCY CASE

On February 29, 2000 (the "Petition Date"), the Company filed a voluntary petition under Chapter 11 of Title 11 of the United States Code. The petition was filed in the United States Bankruptcy Court for the District of Delaware under case number 00-01311 (the "Bankruptcy Case"). The Company continued to manage its affairs and operate its business as a debtor-in-possession while the Bankruptcy Case was pending. The Bankruptcy Case, which proceeded before the United States District Court for the District of Delaware, was commenced in order to implement a financial restructuring of the Company that had been pre-negotiated with holders of approximately 29% of the principal amount of the Company's Senior Notes due April 15, 2000. On March 10, 2000, the Company filed a Plan to implement the financial restructuring, which Plan was subsequently amended on April 17, 2000. The Plan was confirmed on July 7, 2000 and consummated on August 7, 2000 as described in Note F of the notes to the Consolidated Financial Statements.

OTHER CASES

The Company is subject to various other unresolved legal actions that arise in the normal course of its business. Although it is not possible to predict with certainty, and no assurances can be given with respect to such matters, the Company believes the outcome of these unresolved legal actions will not have a materially adverse effect on its results of operations, liquidity or financial position.

NOTE N - LOSS PER SHARE

Loss per share disclosures for the three years ended February 3, 2001 are as follows:

                                                                     WTD. AVE.
                                                   NET LOSS            SHARES            PER SHARE
                                                 (NUMERATOR)         (DENOMINATOR)         AMOUNT
                                               -----------------  ------------------------------------
(IN THOUSANDS EXCEPT PER SHARE DATA)

YEAR ENDED FEBRUARY 3, 2001:

Basic and diluted net loss per share:
Net loss before extraordinary item             $        (19,572)            11,876     $        (1.65)
Extraordinary item                                        5,286             11,876               0.45
                                               ----------------                        --------------
Net loss                                       $        (14,286)            11,876     $        (1.20)
                                               =================                       ===============

YEAR ENDED JANUARY 29, 2000:
Basic and diluted net loss per share:
Net loss                                       $         (6,541)            10,936     $        (0.60)
                                               =================                       ===============

YEAR ENDED JANUARY 30, 1999:
Basic and diluted net loss per share:
Net loss                                       $         (3,925)            10,937     $        (0.36)
                                               =================                       ===============


NOTE O - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                                 NET
                                                                                              EARNINGS
                                                                            NET                (LOSS)
                                                       GROSS              EARNINGS           PER SHARE -
                                   SALES               MARGIN              (LOSS)              DILUTED
                             -------------------  -----------------   -----------------     --------------

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2000
Quarter:        First        $          203,037   $         51,797    $        (16,523)(1)  $       (1.51)(1)
                Second                  190,563             49,235                 167                .02
                Third                   180,215             46,623                (932)              (.07)
                Fourth                  203,023             50,564               3,002 (2)            .23 (2)
                             ------------------   ----------------    ----------------      -------------
                Total        $          776,838   $        198,219    $        (14,286)     $       (1.20)
                             ==================   ================    ================      =============

1999
Quarter:        First        $          230,744   $         59,382    $         (1,528)(3)  $        (.14)(3)
                Second                  234,434             60,933                 684                .06
                Third                   226,554             58,691                (679)              (.06)
                Fourth                  241,057             63,327              (5,018)(3)           (.46)(3)
                             ------------------   ----------------    ----------------      -------------
                Total        $          932,789   $        242,333    $         (6,541)     $        (.60)
                             ==================   ================    ================      =============

1998
Quarter:        First        $          231,568   $         57,724    $            124      $         .01
                Second                  234,530             59,670                 914                .08
                Third                   226,515             58,050                 387                .04
                Fourth                  251,192             57,531              (5,350)(4)           (.49)(4)
                             ------------------   ----------------    ----------------      -------------
                Total        $          943,805   $        232,975    $         (3,925)     $        (.36)
                             ==================   ================    ================      =============


(1) Net loss attributable primarily to reorganization costs of $11.3 million in the first quarter of fiscal 2000.
(2) Net earnings include a gain of $5.3 million from the buy back of New Senior Notes and an asset revaluation charge of $821 thousand.
(3) Net loss attributable to a $1.7 million store closing and asset revaluation charge in the first quarter of fiscal 1999 and a $6.7 million asset revaluation charge in the fourth quarter of fiscal 1999.
(4) Net loss attributable to decreased margins primarily due to increased promotional activity and costs related to the Company's strategic systems initiatives, including costs to migrate from mainframe to client/server technology of $2.9 million.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no disagreements on accounting principles or practices or financial statement disclosures between the Company and its independent certified public accountants during the two fiscal years ended February 3, 2001. The shareholders, as part of the annual shareholders' meeting, upon recommendation by the Company's Board of Directors, on September 13, 2000, ratified the selection of KPMG LLP as the independent certified public accountants for the 2000 fiscal year. Deloitte & Touche LLP audited the Company's Consolidated Financial Statements prior to the 2000 fiscal year.

The report of Deloitte & Touche LLP on the financial statements of the Company for the fiscal years ended January 29, 2000 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to any uncertainty, audit scope or accounting principle, except that the report for the year ended January 29, 2000 indicated that the uncertainty of if or when the Company would emerge from Chapter 11 Bankruptcy raised substantial doubt about the Company's ability to continue as a going concern and that the Company changed its method of accounting for goodwill.


                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item concerning directors is set forth under "Election of Directors" in the definitive proxy statement filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K. Certain information concerning the Company's executive officers is included in Item 4(a) of Part I of the report.


ITEM 11:  EXECUTIVE COMPENSATION

The information required by this item is set forth in the section entitled "Executive Compensation" in the definitive proxy statement filed by the Company with Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

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

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

                                                                                                         PAGE
(a)  The following documents are filed as a part of this report:

     1.  Financial Statements:

         - Independent Auditors' Report                                                                    22

         - Consolidated Balance Sheets as of February 3, 2001 and January 29, 2000                         24

         - Consolidated Statements of Operations for the years ended February 3, 2001,                     25
             January 29, 2000 and January 30, 1999

         -  Consolidated Statements of Stockholders' Equity and Comprehensive
            Income for the years ended February 3, 2001,
            January 29, 2000 and January 30, 1999                                                          26

         - Consolidated Statements of Cash Flows for the years ended February 3, 2001,                     27
             January 29, 2000 and January 30, 1999

         - Notes to the Consolidated Financial Statements                                                  28

     2.  Financial Statement Schedules:

         All schedules are omitted because they are not applicable or not required, or because the information required therein is included in the Consolidated Financial Statements or the notes thereto.

     3.  Exhibits - see Exhibit Index on page 52.

(b) Reports on Form 8-K:

         No reports on Form 8-K were filed during the fourth quarter of fiscal 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            EAGLE FOOD CENTERS, INC.

                            By: /s/ Jeffrey L. Little
                                ---------------------
                                Jeffrey L. Little
                            Chief Executive Officer,
                               President, Director

DATED:  May 1, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

        SIGNATURE                                 TITLE                                           DATE

/s/ Robert J. Kelly                    Chairman of the Board                                  May 1, 2001
-------------------
Robert J. Kelly

/s/ Jeffrey L. Little                  Chief Executive Officer and President,                 May 1, 2001
---------------------
Jeffrey L. Little                      Director (Principal Executive Officer)

/s/ S. Patric Plumley                  Senior Vice President-Chief Financial                  May 1, 2001
---------------------
S. Patric Plumley                      Officer and Secretary, Director
                                       (Principal Financial and Accounting Officer)

/s/ Peter B. Foreman                   Director                                               May 1, 2001
--------------------
Peter B. Foreman

/s/ Steven M. Friedman                 Director                                               May 1, 2001
----------------------
Steven M. Friedman

/s/ Alain M. Oberrotman                Director                                               May 1, 2001
-----------------------
Alain Oberrotman

/s/ Jerry I. Reitman                   Director                                               May 1, 2001
--------------------
Jerry I. Reitman

/s/ William J. Snyder                  Director                                               May 1, 2001
---------------------
William J. Snyder

EXHIBIT NO. -- DESCRIPTION

    2.1--       First Amended Reorganization Plan of Eagle Food
                Centers, Inc., dated April 17, 2000 (filed as Exhibit 2.1 to Form 8-K dated July 7, 2000 and incorporated herein by reference).

    2.2--       Order Pursuant to 11 U.S.C. Sections 105 and 1127 (b)
                Allowing Non-Material, Technical Modification to First Amended Reorganization Plan of Eagle Food Centers, Inc. (filed as
                Exhibit 2.1 to Form 8-K dated August 7, 2000 and incorporated herein by reference).

    3.1-- Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Form 8-K dated July 7, 2000 and incorporated herein by reference).

    3.2-- Restated By-laws of the Company (filed as Exhibit 3.2 to the Form 8-K dated July 7, 2000 and incorporated herein by reference).

    4.1-- Form of Note (filed as Exhibit 4.2 to the Form 8-K dated August 7, 2000 and incorporated herein by reference).

    4.2-- Form of Indenture, dated as of August 7, 2000, between the Company and U.S. Bank Trust National Association, as trustee (filed as Exhibit 4.1 to the Form 8-K dated August 7, 2000 and incorporated herein by reference).

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

    10.4--      Management Information Services Agreement, dated
                November 10, 1987, between Lucky Stores, Inc. and the Company's predecessor (filed as Exhibit 10.20 to the Registration Statement on Form S-1 No. 33-20450 and incorporated herein by reference).

    10.5-- Non-Competition Agreement, dated November 10, 1987, between the Company's predecessor and Lucky Stores, Inc. (filed as Exhibit 10.21 to the Registration Statement on Form S-1 No. 33-20450 and incorporated herein by reference).

    10.6--      Letter Agreement, dated April 28, 1988, among
                American Stores Company, the Company's predecessor and Odyssey Partners (filed as Exhibit 10.29 to the Registration Statement on Form S-1 No. 33-20450 and incorporated herein by reference).

    10.7-- Letter Agreement, dated June 10, 1988, between the Company's predecessor and Lucky Stores, Inc. amending the Trademark License Agreement (filed as Exhibit 10.20 to the Company's

                Annual Report on Form 10-K for the year ended January 28, 1989 (the "1988 10-K") and incorporated herein by reference).

    10.8--      Letter Agreement, dated June 10, 1988, between the
                Company's predecessor and Lucky Stores, Inc. amending the Management Information Services Agreement (filed as Exhibit
                10.22 to the Company's Annual Report on Form 10-K for the year ended January 28, 1989 and incorporated herein by reference).

    10.9-- Eagle Food Centers, Inc. Stock Incentive Plan, adopted in June 1990 (filed as Exhibit 19 to the Company's Annual Report on Form 10-K for the year ended February 1, 1992 and incorporated herein by reference).

    10.10--     Employment agreement dated May 10, 1995 between the
                Company and Robert J. Kelly, its President and Chief Executive Officer (filed as Exhibit 19 to the Company's Form 10-Q for the quarter ended July 29, 1995 and incorporated herein by reference).

    10.11--     1995 Stock Incentive Plan as approved on June 21,
                1995 (filed as Exhibit 18 to the Company's Form 10-Q for the quarter ended July 29, 1995 and incorporated herein by reference).

    10.12--     Agreement between the Company, Lucky Stores, Inc.,
                The Midland Grocery Company and Roundy's Inc. to terminate the Westville warehouse lease (filed as Exhibit 22 to the Company's Annual Report on Form 10-K for the year ended February 3, 1996 and incorporated herein by reference).

    10.13--*    Amended Employment Agreement dated December 15,
                1999 between the Company and Robert J. Kelly, Chairman of the Board, President and Chief Executive Officer

    10.14-- Employment Contract dated December 13, 1999 between the Company and Jeff Little, its Chief Executive Officer and President effective January 31, 2000 (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended January 29, 2000 and incorporated herein by reference).

    10.15-- Form of Noteholder agreements to vote for Plan of Reorganization (filed as Exhibit 99.2 to the Form 8-K dated February 29, 2000 and incorporated herein by reference).

    10.16--     Escrow Agreement between Eagle Food Centers, Inc.
                and U.S. Bank Trust National Association (filed as Exhibit 10.1 to Form 8-K dated August 7, 2000 and incorporated herein by reference).

    10.17--     Amended Loan and Security Agreement, dated as of
                August 7, 2000, among the Company, as borrower, and the lender party thereto, Congress Financial Corporation (Central) (filed as Exhibit 10.2 to the Form 8-K dated August 7, 2000 and incorporated herein by reference).

    10.18--*    Employment Contract dated May 8, 2000 between the
                Company and Stanley W. Stephens, its Senior Vice President, Retail effective May 8, 2000.

    10.19--* Eagle Food Centers, Inc. 2000 Stock Incentive Plan, dated and approved September 13, 2000.

    10.20--* Employment Contract correction for contract dated December 13, 1999 between the Company and Jeff Little, its Chief Executive Officer and President effective January 31, 2000.

    16.1-- Letter from Deloitte & Touche LLP on change of certifying accountant (filed as Exhibit 16 to Form 8-K dated July 28, 2000 and incorporated herein by reference).

    18.1--      Preferability Letter from Deloitte and Touche dated
                April 14, 2000 (filed as Exhibit 18.1 to the Form 10-K dated April 28, 2000 and incorporated herein by reference).

    21--*       Subsidiaries of the Registrant.

    99.1--      Congress Financial Debtor-in-Possession Credit
                Facility dated March 1, 2000 (filed as Exhibit 99.1 to Form 8-K dated February 29, 2000 and incorporated herein by reference).

    99.2-- Form of Noteholder agreements to vote for Plan of Reorganization (filed as Exhibit 99.2 to Form 8-K dated February 29, 2000 and incorporated herein by reference).

    99.3-- Disclosure Statement with Respect to First Amended Reorganization Plan of Eagle Food Centers, Inc. dated April 17, 2000 (filed as Exhibit 99.1 to Form 8-K dated July 7, 2000 and incorporated herein by reference).

    99.4--      Findings of Fact, Conclusion of Law, and Order Under
                11 U.S.C.ss.ss.1129(a) and (b) and Fed. R. Bankr. P. 3020 Confirming First Amended Reorganization Plan of Eagle Food Centers, Inc. (filed as Exhibit 99.2 to Form 8-K dated July 7, 2000 and incorporated herein by reference).

   *Filed herewith.