Form 10-Q
period 2001-05-05
EAGLE FOOD CENTERS INC
filed 2001-06-19
CIK 30908

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

       X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
 -------------    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             MAY 5, 2001
                              --------------------------------------------
                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---------------   SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                               -------------------------------------------

                         Commission File Number 0-17871
                                                -------

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



The number of shares of the Registrant's Common Stock, par value one cent ($0.01) per share, outstanding at June 14, 2001 was 12,791,884.

                               Page 1 of 10 pages

                         PART I - FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS

                            EAGLE FOOD CENTERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                    MAY 5, 2001   APRIL 29, 2000
                                                    -----------   --------------
Sales                                              $    176,440    $    203,037
Cost of goods sold                                      130,872         151,240
                                                   ------------    ------------
   Gross margin                                          45,568          51,797
Operating expenses:
   Selling, general and administrative                   39,397          48,768
   Reorganization items, net                                 --          11,334
   Depreciation and amortization                          4,523           4,967
                                                   ------------    ------------
     Operating income (loss)                              1,648         (13,272)
Interest expense                                          3,200           3,251
                                                   ------------    ------------
Loss before extraordinary item                           (1,552)        (16,523)
Extraordinary item - gain on extinguishment
  of debt                                                   554              --
                                                   ------------    ------------
Net loss                                           $       (998)   $    (16,523)
                                                   ============    ============

Basic and diluted net loss per share:

   Net loss before extraordinary item              $      (0.12)   $      (1.51)
   Extraordinary item                                      0.04              --
                                                   ============    ============
Net loss                                           $      (0.08)   $      (1.51)
                                                   ============    ============

Weighted average basic shares
   outstanding                                       12,791,884      10,939,000


          See notes to the unaudited consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                          MAY 5,     FEBRUARY 3,
ASSETS                                                                     2001         2001
                                                                        ---------    -----------
Current assets:
  Cash and cash equivalents                                             $   1,464    $     263
  Restricted assets                                                         7,648        7,271
  Accounts receivable, net of allowance for doubtful accounts
    of $1.3 million in fiscal 2001 and $1.7 million in fiscal 2000          7,335        7,655
  Inventories, net of LIFO reserve of $8.5 million in fiscal 2001 and
    $8.4 million in fiscal 2000                                            54,133       51,547
  Prepaid expenses and other                                                2,204        2,363
                                                                        ---------    ---------
           Total current assets                                            72,784       69,099

Property and equipment (net)                                              111,571      113,781
Other assets:
  Deferred software costs (net)                                             9,071       10,007
  Property held for resale                                                  3,111        3,140
  Other                                                                     1,165        1,238
                                                                        ---------    ---------
           Total other assets                                              13,347       14,385
                                                                        ---------    ---------
           Total assets                                                 $ 197,702    $ 197,265
                                                                        =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

  Accounts payable                                                      $  28,224    $  25,721
  Payroll and associate benefits                                           10,908       11,800
  Accrued liabilities                                                      11,470       14,029
  Reserve for closed stores                                                 2,684        5,636
  Accrued taxes                                                             6,488        7,624
  Current portion of long term debt                                           957          942
                                                                        ---------    ---------
           Total current liabilities                                       60,731       65,752
Long term debt:
  Senior Notes                                                             69,216       70,421
  Capital lease obligations                                                33,297       33,504
  Loan and Security Agreement                                              12,650        4,386
  Other                                                                       609          643
                                                                        ---------    ---------
           Total long term debt                                           115,772      108,954
Other liabilities:
  Reserve for closed stores                                                 2,988        3,068
  Other deferred liabilities                                                9,515        9,706
                                                                        ---------    ---------
           Total other liabilities                                         12,503       12,774
                                                                        ---------    ---------
           Total liabilities                                              189,006      187,480
                                                                        ---------    ---------
Shareholders' equity:
  Preferred stock, $.01 par value, 100,000 shares authorized                   --           --
  Common stock, $.01 par value, 18,000,000 shares authorized,
    13,429,377 shares issued                                                  134          134
  Capital in excess of par value                                           55,464       55,464
  Common stock in treasury, at cost, 637,493 shares                        (2,278)      (2,278)
  Accumulated other comprehensive income(loss)                                (82)           9
  Accumulated deficit                                                     (44,542)     (43,544)
                                                                        ---------     --------
           Total shareholders' equity                                       8,696        9,785
                                                                        ---------    ---------
  Commitments and contingencies

           Total liabilities and shareholders' equity                   $ 197,702    $ 197,265
                                                                        =========    =========

          See notes to the unaudited consolidated financial statements.

                            EAGLE FOOD CENTERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                              QUARTER ENDED
                                                           MAY 05,     APRIL 29,
                                                            2001         2000
                                                          --------     --------
Cash flows from operating activities:

  Net loss                                                $   (998)    $(16,523)
Adjustments to reconcile net loss to net
  cash flows from operating activities:
  Extraordinary gain on extinguishment of debt                (554)          --
  Depreciation and amortization                              4,523        4,967
  Store closing and asset revaluation, and lease termination    --        9,597
  LIFO charge (credit)                                         150         (500)
  Deferred charges and credits                                 208          167
  Loss (gain) on disposal of assets                             15         (481)
Changes in assets and liabilities:
  Receivables and other assets                                 440        3,207
  Inventories                                               (2,736)       8,224
  Accounts payable                                           2,503       (8,188)
  Accrued and other liabilities                             (4,727)         502
  Principal payments on reserve for
    closed stores                                           (3,032)        (856)
                                                          --------     --------
    Net cash flows from operating activities                (4,208)         116

Cash flows from investing activities:

  Additions to property and equipment                       (1,322)      (2,216)
  Additions to property held for resale                         --           (4)
  Purchases of marketable securities                          (518)      (1,032)
  Cash proceeds from dispositions of
    property and equipment                                      28        2,437
                                                          --------     --------
    Net cash flows from investing activities                (1,812)        (815)


Cash flows from financing activities:

  Deferred financing costs                                     (35)        (254)
  Principal payments on capital lease obligations             (226)        (267)
  Principal payments on senior notes                          (782)          --
  Net revolving loans                                        8,264        2,000
                                                          --------     --------
    Net cash flows from financing activities                 7,221        1,479


Net change in cash and cash equivalents                      1,201          780
Cash and cash equivalents at beginning of
  period                                                       263       18,558
                                                          --------     --------

Cash and cash equivalents at end of period                $  1,464     $ 19,338
                                                          ========     ========

Supplemental disclosures of cash flow information:

  Cash paid for interest                                  $  5,031     $  1,144
  Cash paid for income taxes                              $     --     $      7

Noncash investing and financing activities:

  Unrealized (loss) gain on securities                    $   (141)    $     10

       See notes to the unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with the summary of significant accounting policies set forth in the notes to the audited financial statements contained in the Company's Form 10-K filed with the Securities and Exchange Commission on May 4, 2001.

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results of operations and financial position for the interim periods presented. Operating results for the thirteen weeks ended May 5, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2002.

RECLASSIFICATIONS - Certain reclassifications were made to prior years' balances to conform to current year presentation.

RESERVE FOR CLOSED STORES

An analysis of activity in the reserve for closed stores for the quarters ended May 5, 2001 and April 29, 2000 are as follows:


                                                                        QUARTER ENDED    QUARTER ENDED
                                                                            MAY 5,          APRIL 29,
                                                                             2001             2000
                                                                           --------         ---------
(Dollars in thousands)

Balance at beginning of quarter                                            $ 8,704           $ 9,986

Payments, primarily rental payments, net of sublease rentals
  of $75 in fiscal 2001 and $317 in fiscal 2000                             (3,100)             (878)


Interest cost                                                                   68                65

Provision for store closing and asset revaluation                                -             9,597
                                                                           --------         ---------

Balance at end of quarter (including $2.7 million
  and $14.0 million, respectively, classified as current)                  $ 5,672          $ 18,770
                                                                           ========         =========

The provision for store closing and asset revaluation is classified in the consolidated statement of operations under the caption "Reorganization items, net".

A rollforward presentation of the number of stores in the closed store reserve for the first quarter of fiscal 2001 and 2000 is as follows:


                                                            QUARTER ENDED   QUARTER ENDED
                                                                MAY 5,        APRIL 29,
                                                                 2001           2000
                                                            -------------   -------------

Number of stores in reserve at beginning of quarter                 17              18
Leases terminated/expired                                           (4)             (3)
Stores added to the closed store reserve                             -              15
                                                            -----------     ----------
Number of stores in reserve at end of quarter                       13              30
                                                            ===========     ==========


EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF DEBT

An extraordinary gain of $554 thousand was recorded in the first quarter of fiscal 2001 relating to the repurchase of Senior Notes. Senior Notes with a face value of $1.3 million were purchased for $782 thousand plus accrued interest.

COMPREHENSIVE INCOME - Comprehensive income includes all changes in the Company's equity during the period, except transactions with stockholders of the Company. Comprehensive income consisted of the following (in thousands of dollars):


                                          QUARTER ENDED   QUARTER ENDED
                                            MAY 5,          APRIL 29,
                                             2001              2000
                                          -------------   -------------
Net loss                                     $   (998)       $(16,523)
Other comprehensive income (loss):
   Unrealized (loss) gain on marketable
      securities                                 (141)             10
                                             ========        ========

Comprehensive income (loss)                  $ (1,139)       $(16,513)


LITIGATION

The Company is subject to various unresolved legal actions which arise in the normal course of its business. It is not possible to predict with certainty the outcome of these unresolved legal actions or the range of the possible loss.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the Company's first fiscal quarter ended May 5, 2001 were $176.4 million, a decrease of $26.6 million or 13.1% compared with the prior year, due primarily to the closure of seventeen stores and sale of one store during the first quarter of fiscal 2000, and the closure of two stores in the second quarter of fiscal 2000. Same store sales for the quarter decreased 1.6% due primarily to competitive store growth during the past year. There were 64 stores operating at the end of the first quarter of fiscal 2001 compared with 66 stores operating at the end of the first quarter of fiscal 2000.

The gross margin rate for the first quarter of fiscal 2001 was 25.8% of sales compared to 25.5% for the same quarter of 2000, with a gross margin decline of $6.2 million. The gross margin decline for the quarter is primarily related to the reduction in sales volume due to the lower store count. In addition, the Company recorded a LIFO charge of $150 thousand in the first quarter of this year compared to a LIFO credit of $500 thousand in the same quarter of last year.

Selling, general and administrative expense for the first quarter of fiscal 2001 was $39.4 million or 22.3% of sales compared to $48.8 million or 24.0% of sales in the same quarter of fiscal 2000. The decrease in dollars is primarily related to the decline in the number of stores plus an overall reduction of store operating expenses, which included an increase in associate benefits expense.

The first quarter of fiscal 2000 included reorganization items of $11.3 million primarily consisting of store closing and asset revaluation of $9.6 million and employee termination benefits of $1.3 million.

Depreciation and amortization expense was $4.5 million or 2.6% of sales in the first quarter of fiscal 2001 compared to $5.0 million or 2.4% of sales in the prior year, due primarily to the reduction in the number of stores. Interest expense decreased to $3.2 million or 1.8% of sales in the first quarter of fiscal 2001 compared to $3.3 million or 1.6% of sales in the prior year due to the reduction in debt.

An extraordinary gain of $554 thousand was recorded in the first quarter of fiscal 2001 relating to the repurchase of Senior Notes. Senior Notes with a face value of $1.3 million were purchased for $782 thousand plus accrued interest.

The net loss for the first quarter of fiscal 2001 was $1.0 million or $0.08 per share compared to a net loss of $16.5 million or $1.51 per share in the same quarter of fiscal 2000. No tax benefit was recognized in fiscal 2001 or 2000 as the Company is in a net operating loss carryforward position. Valuation allowances have been established for the entire amount of net deferred tax assets due to the uncertainty of future recoverability.

LIQUIDITY AND CAPITAL RESOURCES

Cash used by operating activities was $4.2 million for the quarter ended May 5, 2001 compared to cash provided of $116 thousand in the comparable quarter of fiscal 2000. The net loss and non-cash charges generated $3.3 million of cash. Working capital changes used $7.5 million, due primarily to an increase in inventories and decreases in accrued liabilities and the reserve for closed stores, partially offset by an increase in accounts payable and a decrease in accounts receivable.

Working capital at May 5, 2001 was $12.1 million and the current ratio was 1.20 to 1 compared to $3.3 million and 1.05 to 1 at February 3, 2001.

Additions to property and equipment for the first quarter of fiscal 2001 were $1.3 million compared to $2.2 million in the first quarter of fiscal 2000. The Company completed one major remodel during the first quarter of fiscal 2001.

The Company repurchased $1.3 million of its Senior Notes during the first quarter of fiscal 2001 at a cost of $782 thousand, recording an extraordinary gain of $554 thousand. Payments related to lease rejection costs were $4.5 million during the first quarter of fiscal 2001. The repurchase of the Senior Notes and the lease rejection payments were primarily funded from loans against the Loan and Security Agreement ("Revolver").

On May 5, 2001 the Company had $12.7 million in loans against the Revolver, no letters of credit outstanding and availability of $18.9 million.

Cash on hand, operating cash flows, and other sources of funds, including loans against the Revolver, are expected to be adequate to meet the Company's liquidity requirements for the coming year.

SAFE HARBOR STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

The statements under Management's Discussion and Analysis of Financial
Condition and Results of Operations and the other statements in this Form 10-Q which are not historical facts are forward looking statements. These forward looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the effect of economic conditions, the impact of competitive stores and pricing, availability and costs of inventory, the rate of technology change, the cost and uncertain outcomes of pending and unforeseen litigation, ability to complete all requirements relating to Chapter 11, the availability of capital, supply constraints or difficulties, the effect of the Company's accounting policies, the effect of regulatory, legal and other risks detailed in the Company's Securities and Exchange Commission filings.

                          PART II : OTHER INFORMATION:

ITEM 1 : LEGAL PROCEEDINGS       Not Applicable

ITEM 2 : CHANGE IN SECURITIES AND USE OF PROCEEDS     Not Applicable

ITEM 3 : DEFAULTS UPON SENIOR SECURITIES    Not Applicable

ITEM 4 : SUBMITTED MATTERS TO A VOTE OF SECURITY HOLDERS    Not Applicable

ITEM 5 : OTHER    Not Applicable

ITEM 6 : EXHIBITS AND REPORTS ON FORM 8K

On February 12, 2001 the Company filed a request for an appeal in connection with the Nasdaq staff's recent decision to delist the Company's common stock from the Nasdaq National Market for failure to maintain a minimum market value of public float and a minimum bid price.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                EAGLE FOOD CENTERS, INC.


Dated:  June 19, 2001           /s/ Jeffrey L. Little
                                -----------------------------------
                                Jeffrey L. Little
                                Chief Executive Officer and President

Dated:  June 19, 2001           /s/ S. Patric Plumley
                                -----------------------------
                                S. Patric Plumley
                                Senior Vice President
                                  -Chief Financial Officer and
                                   Secretary