Form 10-Q
period 2001-08-04
EAGLE FOOD CENTERS INC
filed 2001-09-18
CIK 30908

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the quarterly period ended AUGUST 4, 2001

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For the transition period from
                               --------------------------------------

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

The number of shares of the Registrant's Common Stock, par value four cents ($0.04) per share, outstanding on September 14, 2001 was 3,185,715.

The Registrant's Common Stock resumed trading under the symbol "EGLE" on July 20, 2001 subsequent to the Company completing an amendment to the Certificate of Incorporation to accomplish a reverse stock split.


                               Page 1 of 12 pages

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                            EAGLE FOOD CENTERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                          QUARTER ENDED              TWO QUARTERS ENDED
                                                     AUGUST 4,      JULY 29,       AUGUST 4,      JULY 29,
                                                       2001           2000           2001           2000
                                                   -----------    -----------    -----------    -----------
Sales                                              $   185,477    $   190,563    $   361,917    $   393,600
Cost of goods sold                                     138,101        141,328        268,973        292,568
                                                   -----------    -----------    -----------    -----------
     Gross margin                                       47,376         49,235         92,944        101,032
Operating expenses:
     Selling, general and administrative                41,384         41,879         80,780         90,647
     Reorganization items, net                            (273)          (157)          (273)        11,177
     Depreciation and amortization                       4,540          4,506          9,063          9,473
                                                   -----------    -----------    -----------    -----------
       Operating income (loss)                           1,725          3,007          3,374        (10,265)
Interest expense, net                                    3,251          2,840          6,451          6,091
                                                   -----------    -----------    -----------    -----------
Earnings (loss) before extraordinary item               (1,526)           167         (3,077)       (16,356)
Extraordinary item:
   Gain on extinguishment of debt                          214             --            768             --
                                                   -----------    -----------    -----------    -----------

Net earnings (loss)                                $    (1,312)   $       167    $    (2,309)   $   (16,356)
                                                   ===========    ===========    ===========    ===========

Basic and diluted net earnings (loss) per share:

  Net earnings (loss) before extraordinary item    $     (0.47)   $      0.06    $     (0.96)   $     (5.98)
  Extraordinary item                               $      0.06    $        --    $      0.24    $        --
                                                   -----------    -----------    -----------    -----------

Net earnings (loss)                                $     (0.41)   $      0.06    $     (0.72)   $     (5.98)
                                                   ===========    ===========    ===========    ===========

Weighted average shares and potential common
  shares outstanding                                 3,196,847      2,734,750      3,197,432      2,734,750



         See notes to the unaudited consolidated financial statements.

                            EAGLE FOOD CENTERS, INC.
                           CONSOLIDATED BALANCE SHEETS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                        AUGUST 4,    FEBRUARY 3,
ASSETS                                                                    2001         2001
                                                                        ---------    -----------
Current assets:
  Cash and cash equivalents                                             $   1,246    $     263
  Restricted assets                                                         7,696        7,271
  Accounts receivable, net of allowance for doubtful accounts
    of $1.1 million in fiscal 2001 and $1.7 million in fiscal 2000          8,352        7,655
  Inventories, net of LIFO reserve of $8.7 million in fiscal 2001 and
    $8.4 million in fiscal 2000                                            50,999       51,547
  Prepaid expenses and other                                                2,365        2,363
                                                                        ---------    ---------
           Total current assets                                            70,658       69,099

Property and equipment (net)                                              109,169      113,781
Other assets:
  Deferred software costs (net)                                             8,259       10,007
  Property held for resale                                                  3,089        3,140
  Other                                                                     1,098        1,238
                                                                        ---------    ---------
           Total other assets                                              12,446       14,385
                                                                        ---------    ---------
           Total assets                                                 $ 192,273    $ 197,265
                                                                        =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

  Accounts payable                                                      $  25,558    $  25,721
  Payroll and associate benefits                                           11,076       11,800
  Accrued liabilities                                                      14,017       14,029
  Reserve for closed stores                                                 1,993        5,636
  Accrued taxes                                                             5,756        7,624
  Current portion of long term debt                                           989          942
                                                                        ---------    ---------
           Total current liabilities                                       59,389       65,752
Long term debt:
  Senior Notes                                                             68,820       70,421
  Capital lease obligations                                                33,085       33,504
  Loan and Security Agreement                                              12,693        4,386
  Other                                                                       556          643
                                                                        ---------    ---------
           Total long term debt                                           115,154      108,954
Other liabilities:
  Reserve for closed stores                                                 1,987        3,068
  Other deferred liabilities                                                8,388        9,706
                                                                        ---------    ---------
           Total other liabilities                                         10,375       12,774
                                                                        ---------    ---------
           Total liabilities                                              184,918      187,480
                                                                        ---------    ---------
Shareholders' equity:
  Preferred stock, $.01 par value, 100,000 shares authorized                   --           --
  Common stock, $.04 par value, 4,500,000 shares authorized,
    3,357,345 shares issued                                                   134          134
  Capital in excess of par value                                           55,464       55,464
  Common stock in treasury, at cost, 171,630 shares
    in fiscal 2001 and 159,374 shares in fiscal 2000                       (2,303)      (2,278)
  Accumulated other comprehensive income(loss)                                (87)           9
  Accumulated deficit                                                     (45,853)     (43,544)
                                                                        ---------    ---------
           Total shareholders' equity                                       7,355        9,785
                                                                        ---------    ---------
  Commitments and contingencies

           Total liabilities and shareholders' equity                   $ 192,273    $ 197,265
                                                                        =========    =========


         See notes to the unaudited consolidated financial statements.

                            EAGLE FOOD CENTERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                  TWO QUARTERS ENDED
                                                                AUGUST 4,    JULY 29,
                                                                  2001        2000
                                                                --------    --------
Cash flows from operating activities:
  Net loss                                                      $ (2,309)   $(16,356)
Adjustments to reconcile net loss to net cash flows
  from operating activities:
  Extraordinary gain on extinguishment of debt                      (768)         --
  Depreciation and amortization                                    9,063       9,473
  Store closing and asset revaluation, and lease termination        (341)      8,496
  LIFO charge (credit)                                               300      (1,000)
  Deferred charges and credits                                       394         220
  Loss (gain) on disposal of assets                                   43        (745)
Changes in assets and liabilities:
  Receivables and other assets                                      (967)      7,132
  Inventories                                                        248      15,989
  Accounts payable                                                  (163)    (10,608)
  Accrued and other liabilities                                   (3,867)      1,562
  Principal payments on reserve for closed stores                 (4,383)     (2,396)
                                                                --------    --------
    Net cash flows from operating activities                      (2,750)     11,767
Cash flows from investing activities:
  Additions to property and equipment                             (2,439)     (3,859)
  Additions to property held for resale                               --          (4)
  Purchases of marketable securities                                (574)     (1,551)
  Cash proceeds from dispositions of property and equipment           43       3,353
  Cash proceeds from dispositions of property held for resale         --         246
                                                                --------    --------
    Net cash flows from investing activities                      (2,970)     (1,815)
Cash flows from financing activities:
  Deferred financing costs                                           (52)       (274)
  Principal payments on capital lease obligations                   (459)       (484)
  Principal payments on senior notes                              (1,068)         --
  Net revolving loans                                              8,307       2,000
  Purchase of treasury stock                                         (25)         --
                                                                --------    --------
    Net cash flows from financing activities                       6,703       1,242

Net change in cash and cash equivalents                              983      11,194
Cash and cash equivalents at beginning of period                     263      18,558
                                                                --------    --------

Cash and cash equivalents at end of period                      $  1,246    $ 29,752
                                                                ========    ========

Supplemental disclosures of cash flow information:

  Cash paid for interest                                        $  6,123    $  2,137
  Cash paid for income taxes                                    $     --    $      7

Noncash investing and financing activities:

  Additions to property and equipment and debt                  $     --    $    103
  Unrealized (loss) gain on securities                          $   (149)   $     14


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

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results of operations and financial position for the interim periods presented. Operating results for the twenty-six weeks ended August 4, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2002.

RECLASSIFICATIONS - Certain reclassifications were made to prior years' balances to conform to current year presentation.

RESERVE FOR CLOSED STORES

An analysis of activity in the reserve for closed stores for the quarter and two quarters ended August 4, 2001 and July 29, 2000 is as follows:


                                                                      QUARTER ENDED                  TWO QUARTERS ENDED
                                                                AUGUST 4,        JULY 29,        AUGUST 4,        JULY 29,
                                                                  2001             2000            2001             2000
                                                           -------------------------------   -----------------------------
(DOLLARS IN THOUSANDS)

Balance at beginning of period                                  $ 5,672          $ 18,770         $ 8,704         $ 9,986

Payments, primarily rental payments and lease
rejection costs, net of sublease rentals of $68 and
$143 in fiscal 2001 and $105 and $422 in fiscal 2000             (1,400)           (1,605)         (4,500)         (2,483)


Interest cost                                                        49                67             117             132

Provision for store closing and asset revaluation                  (341)           (1,101)           (341)          8,496
                                                           -------------------------------   -----------------------------

Balance at end of period (including $2.0 million
  and $11.3 million, respectively, classified as current)       $ 3,980          $ 16,131         $ 3,980        $ 16,131
                                                           ===============================   =============================


The provision for store closing and asset revaluation is included in the Consolidated Statement of Operations under the caption "Reorganization items, net".

A rollforward presentation of the number of stores in the closed store reserve for the second quarter and two quarters ended August 4, 2001 and July 29, 2000 is as follows:


                                                           QUARTER ENDED         TWO QUARTERS ENDED
                                                       AUGUST 4,   JULY 29,      AUGUST 4,   JULY 29,
                                                         2001        2000          2001       2000
                                                       ---------   --------      ---------   --------
Number of stores in reserve at beginning of period          13           30            17         18
Leases terminated/expired                                   (5)          (5)           (9)        (8)
Stores added to the closed store reserve                    --           --            --         15
                                                       -------     --------      --------     ------
Number of stores in reserve at end of period                 8           25             8         25
                                                       =======     ========      ========     ======


REORGANIZATION ITEMS, NET

A summary of costs recognized during the quarter and two quarters ended August 4, 2001 and July 29, 2000 is as follows:


                                            QUARTER ENDED        TWO QUARTERS ENDED
                                        AUGUST 4,   JULY 29,    AUGUST 4,   JULY 29,
(DOLLARS IN THOUSANDS)                    2001        2000        2001        2000
                                        --------    --------    --------    --------
Store closing and asset revaluation     $   (341)   $ (1,101)   $   (341)   $  8,496
Employee termination benefits                 16          87          16       1,338
Professional fees                             34         938          34       1,811
Net realized gain on sale/disposal of
leases and equipment and release of
capital leases                                --        (157)         --        (598)
Other                                         18          76          18         130
                                        --------    --------    --------    --------
  Total                                 $   (273)   $   (157)   $   (273)   $ 11,177
                                        ========    ========    ========    ========


The net reorganization items are based on information presently available to the Company, however, the actual costs could differ materially from the estimates. Additionally, other costs may be incurred which cannot be presently estimated.

EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF DEBT

Extraordinary gains of $214 thousand and $768 thousand were recorded in the quarter and two quarters ended August 4, 2001 relating to the repurchase of Senior Notes. Senior Notes with a face value of $500 thousand were purchased during the second quarter of fiscal 2001 for $286 thousand plus accrued interest. For the two quarters ended August 4, 2001, Senior Notes with a face value of $1.8 million were purchased for $1.1 million plus accrued interest.

COMPREHENSIVE INCOME - Comprehensive income includes all changes in the Company's equity during the period, except transactions with stockholders of the Company. Comprehensive income consisted of the following (in thousands of dollars):


                                        QUARTER ENDED                   TWO QUARTERS ENDED
                              -------------------------------  --------------------------------
                              AUGUST 4, 2001    JULY 29, 2000   AUGUST 4, 2001    JULY 29, 2000
                              --------------    -------------  --------------------------------
Net earnings (loss)              $ (1,312)        $    167         $ (2,309)         $(16,356)
Other comprehensive income
(loss), net of tax:
  Unrealized gain (loss) on
  marketable securities                (5)               3              (96)               10
                                 --------         --------         --------          --------

Comprehensive income (loss)      $ (1,317)        $    170         $ (2,405)         $(16,346)
                                 ========         ========         ========          ========


LITIGATION

The Company is subject to various unresolved legal actions which arise in the normal course of its business. It is not possible to predict with certainty the outcome of these unresolved legal actions or the range of the possible loss.

REVERSE STOCK SPLIT

On June 27, 2001 the Shareholders of Eagle Food Centers, Inc. approved an amendment to the Company's Certificate of Incorporation to accomplish a reverse stock split. This was effective on June 29, 2001 and resulted in each four outstanding shares of the Company's common stock being automatically reclassified and changed into one share of the Company's common stock. Prior period common stock information has been presented on a comparative basis.

SUBSEQUENT EVENTS

The Company entered into a Second Amended and Restated Loan and Security Agreement ("New Revolver") with Congress Financial Corporation (Central) on August 24, 2001, which amends and restates the Amended and Restated Loan and Security Agreement dated August 7, 2000. The New Revolver is a $50 million facility secured by a security interest in all inventories of the Company and selected real estate. This is an increase of $10 million over the previous credit facility and extends the term of the facility to August 24, 2004.

The Company repurchased Senior Notes during August and September 2001 with a face value of $2.4 million for $1.5 million plus accrued interest. This will result in the Company recording a gain of $970 thousand as an extraordinary item in the third quarter of fiscal 2001.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the Company's second fiscal quarter ended August 4, 2001 were $185.5 million, a decrease of $5.1 million or 2.7% compared with the prior year. For the two quarters ended August 4, 2001, sales were $361.9 million, a decrease of $31.7 million, or 8.0% compared to the same period in fiscal 2000, due primarily to the closure of seventeen stores and sale of one store during the first quarter of fiscal 2000, and the closure of two stores in the second quarter of fiscal 2000. Same store sales decreased 2.4% for the second quarter and 2.0% for the two quarters ended August 4, 2001, due primarily to competitive store growth during the past year. There were 64 stores operating at the end of the second quarter of fiscal 2001 and fiscal 2000.

The gross margin rate for the second quarter of fiscal 2001 was 25.5% of sales compared to 25.8% for the same quarter of fiscal 2000, with a gross margin decline of $1.9 million. For the two quarters ended August 4, 2001 and July 29, 2000, the gross margin rate was 25.7%, with a gross margin decline of $8.1 million primarily related to the reduction in sales volume due to the lower store count. In addition, the Company recorded a LIFO charge of $300 thousand in the first two quarters of fiscal 2001 compared to a LIFO credit of $1.0 million in the same period of last year.

Selling, general and administrative expense for the second quarter of fiscal 2001 was $41.4 million or 22.3% of sales compared to $41.9 million or 22.0% of sales in the same quarter of fiscal 2000. For the two quarters ended August 4, 2001, selling, general and administrative expense was $80.8 million, or 22.3% of sales, versus $90.6 million, or 23.0% of sales, for the same period in fiscal 2000. The year to date decrease in dollars is primarily related to the decline in the number of stores plus an overall reduction of store operating expenses, which included an increase in associate health benefits expense.

The first two quarters of fiscal 2001 included reorganization items of $68 thousand offset by a reduction in the provision for store closing of $341 thousand. The first two quarters of fiscal 2000 included reorganization items of $11.2 million primarily consisting of store closing and asset revaluation of $8.5 million and professional fees of $1.8 million.

For the quarters ended August 4, 2001 and July 29, 2000, depreciation and amortization expense was $4.5 million or 2.4% of sales. For the two quarters ended August 4, 2001, depreciation and amortization expense was $9.1 million or 2.5% of sales versus $9.5 million or 2.4% of sales for the same period in fiscal 2000, due primarily to the reduction in the number of stores. Net interest expense increased to $3.3 million or 1.8% of sales in the second quarter of fiscal 2001 compared to $2.8 million or 1.5% of sales in the same quarter of fiscal 2000. For the two quarters ended August 4, 2001, net interest expense increased to $6.5 million or 1.8% of sales compared to $6.1 million or 1.5% of sales in the same period of fiscal 2000. The year to date increase is due primarily to lower interest income of $639 thousand, partially offset by a decrease in interest expense of $280 thousand.

Extraordinary gains of $214 thousand and $768 thousand were recorded in the quarter and two quarters ended August 4, 2001 relating to the repurchase of Senior Notes. Senior Notes with a face value of $500 thousand were purchased during the second quarter of fiscal 2001 for $286 thousand plus accrued interest. For the two quarters ended August 4, 2001, Senior Notes with a face value of $1.8 million were purchased for $1.1 million plus accrued interest.

The net loss for the second quarter of fiscal 2001 was $1.3 million or $0.41 per share compared to a net income of $167 thousand or $.06 per share in the same quarter of fiscal 2000. For the two quarters ended August 4, 2001, the net loss was $2.3 million or $0.72 per share compared to a net loss of $16.4 million or $5.98 per share for the comparable period of fiscal 2000. No tax benefit was recognized in fiscal 2001 or 2000 as the Company is in a net operating loss carryforward position. Valuation allowances have been established for the entire amount of net deferred tax assets due to the uncertainty of future recoverability.

LIQUIDITY AND CAPITAL RESOURCES

Cash used by operating activities was $2.8 million for the two quarters ended August 4, 2001 compared to cash provided of $11.8 million in the comparable period of fiscal 2000. The net loss and non-cash charges generated $6.4 million of cash. Working capital changes used $9.1 million, due primarily to an increase in accounts receivable and decreases in accrued liabilities, the reserve for closed stores and accounts payable, partially offset by a decrease in inventories.

Working capital at August 4, 2001 was $11.3 million and the current ratio was
1.19 to 1 compared to $3.3 million and 1.05 to 1 at February 3, 2001.

Additions to property and equipment for the first two quarters of fiscal 2001 were $2.4 million compared to $3.9 million in the first half of fiscal 2000. The Company completed two major remodels during the first half of fiscal 2001.

The Company repurchased $1.8 million of its Senior Notes during the first half of fiscal 2001 at a cost of $1.1 million, recording an extraordinary gain of $768 thousand. Payments related to lease rejection costs were $6.0 million during the first two quarters of fiscal 2001. The repurchase of the Senior Notes and the lease rejection payments were primarily funded from loans against the Amended and Restated Loan and Security Agreement ("Revolver").

On August 4, 2001 the Company had $12.7 million in loans against the Revolver, no letters of credit outstanding and availability of $17.6 million.

Cash on hand, operating cash flows and other sources of funds, including loans against the New Revolver, are expected to be adequate to meet the Company's liquidity requirements for the coming year.

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

                          PART II : OTHER INFORMATION:

ITEM 1 : LEGAL PROCEEDINGS       Not Applicable

ITEM 2 : CHANGE IN SECURITIES AND USE OF PROCEEDS

      See discussion of the Company's reverse stock split in part I. See also the Form 8K filed by the Company on July 5, 2001 and referred to in item 6 below.

ITEM 3 : DEFAULTS UPON SENIOR SECURITIES    Not Applicable

ITEM 4 : SUBMITTED MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Company's 2001 Annual Meeting of Shareholders on June 27, 2001, the following matters were submitted to a vote of Security Holders.

      In the matter of the election of the Board of Directors for a one year term, the Shareholders voting results were as follows:

                                       Votes For         Votes Withheld
                                      ----------         --------------
          Robert J. Kelly             10,882,057             321,007
          Jeffrey L. little           10,983,472             219,592
          S. Patric Plumley           10,931,855             271,209
          Peter B. Foreman            10,987,258             215,806
          Steven M. Friedman          10,959,598             243,466
          Alain M. Oberrotman         10,888,058             315,006
          Jerry I. Reitman            10,987,640             215,424
          William J. Snyder           10,958,163             244,901

      In the matter of ratification of the appointment of KPMG LLP as independent auditors, 11,093,872 votes were cast in favor of approval, 64,367 votes were cast against and holders of 44,825 shares abstained.

      In the matter of approval of the amendment to the Certificate of Incorporation to accomplish a reverse stock split, 10,739,717 votes were cast in favor of approval, 369,501 votes were cast against and holders of 93,846 shares abstained.

      In the matter of the shareholder proposal with respect to urging the sale of the Company, 1,302,518 votes were cast in favor of approval, 7,270,871 votes were cast against, 2,557,146 were non-votes and holders of 72,529 shares abstained.

      All votes were in the majority regarding the election of directors, ratification of independent auditors and approval of the amendment to the Certificate of Incorporation to accomplish a reverse stock split. The directors were declared elected, the appointment of auditor proposal declared approved and the Certificate of Incorporation amendment declared approved. The shareholder proposal urging the sale of the Company failed to be approved by the shareholders.

ITEM 5 : OTHER    Not Applicable

ITEM 6 : EXHIBITS AND REPORTS ON FORM 8K

      No exhibits are applicable.

      On May 21, 2001 the Company reported that on May 11, 2001 Nasdaq granted the Company a temporary exception from the minimum bid price requirement through July 3, 2001. A proposal to accomplish a reverse stock split will be voted on at the Annual Shareholders' Meeting on June 27, 2001.

      On July 5, 2001 the Company reported that on June 27, 2001 the Shareholders of Eagle Food Centers, Inc. approved an amendment to the Company's Certificate of Incorporation to accomplish a reverse stock split which was effective on June 29, 2001 and resulted in each four outstanding shares of the Company's common stock being automatically reclassified and changed into one share of the Company's common stock. This is intended to enable the Company to meet the minimum bid price requirement in order to continue the listing of the Company's common stock on The Nasdaq SmallCap Market.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                       EAGLE FOOD CENTERS, INC.


Dated:  September 18, 2001             /s/ Jeffrey L. Little
                                       -----------------------------------------
                                       Jeffrey L. Little
                                       Chief Executive Officer and President


Dated:  September 18, 2001             /s/ S. Patric Plumley
                                       -----------------------------------------
                                       S. Patric Plumley
                                       Senior Vice President -Chief Financial
                                       Officer and Secretary