Form 10-Q
period 2001-11-03
EAGLE FOOD CENTERS INC
filed 2001-12-18
CIK 30908

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


       X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 -------------    SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended       NOVEMBER 3, 2001
                              -------------------------------------------------
                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
 -------------    SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________________

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

The number of shares of the Registrant's Common Stock, par value four cents ($0.04) per share, outstanding on December 14, 2001 was 3,152,522.


                               Page 1 of 12 pages

                         PART I - FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS


                            EAGLE FOOD CENTERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                            QUARTER ENDED                 THREE QUARTERS ENDED
                                                    NOVEMBER 3,      OCTOBER 28,      NOVEMBER 3,      OCTOBER 28,
                                                       2001              2000             2001             2000
                                                    -----------      -----------      -----------      -----------
Sales                                               $   175,828      $   180,215      $   537,745      $   573,815
Cost of goods sold                                      130,164          133,592          399,137          426,160
                                                    -----------      -----------      -----------      -----------
     Gross margin                                        45,664           46,623          138,608          147,655
Operating expenses:
     Selling, general and administrative                 40,017           39,430          120,797          130,077
     Reorganization items, net                             (648)             167             (921)          11,344
     Depreciation and amortization                        4,528            4,573           13,591           14,046
                                                    -----------      -----------      -----------      -----------
       Operating income (loss)                            1,767            2,453            5,141           (7,812)
Interest expense, net                                     3,216            3,385            9,667            9,476
                                                    -----------      -----------      -----------      -----------
Earnings (loss) before extraordinary item                (1,449)            (932)          (4,526)         (17,288)
Extraordinary item:
   Gain on extinguishment of debt                           972               --            1,740               --
                                                    -----------      -----------      -----------      -----------

Net earnings (loss)                                 $      (477)     $      (932)     $    (2,786)     $   (17,288)
                                                    ===========      ===========      ===========      ===========

Basic net earnings (loss) per share:
  Net earnings (loss) before extraordinary item     $     (0.46)     $     (0.29)     $     (1.42)     $     (6.00)
  Extraordinary item                                $      0.31      $        --      $      0.55      $        --
                                                    -----------      -----------      -----------      -----------

Net earnings (loss)                                 $     (0.15)     $     (0.29)     $     (0.87)     $     (6.00)
                                                    ===========      ===========      ===========      ===========


Weighted average basic shares outstanding             3,171,091        3,174,129        3,188,651        2,881,218


         See notes to the unaudited consolidated financial statements.

                            EAGLE FOOD CENTERS, INC.
                           CONSOLIDATED BALANCE SHEETS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                      NOVEMBER 3,    FEBRUARY 3,
                                                                         2001            2001
                                                                       ---------      ---------
ASSETS
Current assets:
  Cash and cash equivalents                                            $     275      $     263
  Restricted assets                                                        8,695          7,271
  Accounts receivable, net of allowance for doubtful accounts
    of $1.1 million in fiscal 2001 and $1.7 million in fiscal 2000         8,342          7,655
  Inventories, net of LIFO reserve of $8.8 million in fiscal 2001
    and $8.4 million in fiscal 2000                                       63,282         51,547
  Prepaid expenses and other                                               1,963          2,363
                                                                       ---------      ---------
           Total current assets                                           82,557         69,099

Property and equipment (net)                                             109,171        113,781
Other assets:
  Deferred software costs (net)                                            7,429         10,007
  Property held for resale                                                 3,067          3,140
  Other                                                                    1,293          1,238
                                                                       ---------      ---------
           Total other assets                                             11,789         14,385
                                                                       ---------      ---------
           Total assets                                                $ 203,517      $ 197,265
                                                                       =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                     $  32,265      $  25,721
  Payroll and associate benefits                                          10,900         11,800
  Accrued liabilities                                                     13,107         14,029
  Reserve for closed stores                                                  703          5,636
  Accrued taxes                                                            4,840          7,624
  Current portion of long term debt                                          914            942
                                                                       ---------      ---------
           Total current liabilities                                      62,729         65,752
Long term debt:
  Senior Notes                                                            66,529         70,421
  Capital lease obligations                                               33,903         33,504
  Loan and Security Agreement                                             23,279          4,386
  Other                                                                      511            643
                                                                       ---------      ---------
           Total long term debt                                          124,222        108,954
Other liabilities:
  Reserve for closed stores                                                1,329          3,068
  Other deferred liabilities                                               8,416          9,706
                                                                       ---------      ---------
           Total other liabilities                                         9,745         12,774
                                                                       ---------      ---------
           Total liabilities                                             196,696        187,480
                                                                       ---------      ---------
Shareholders' equity:
  Preferred stock, $.01 par value, 100,000 shares authorized                  --             --
  Common stock, $.04 par value, 4,500,000 shares authorized,
    3,357,345 shares issued                                                  134            134
  Capital in excess of par value                                          55,464         55,464
  Common stock in treasury, at cost, 199,682 shares
    in fiscal 2001 and 159,374 shares in fiscal 2000                      (2,341)        (2,278)
  Accumulated other comprehensive income(loss)                              (106)             9
  Accumulated deficit                                                    (46,330)       (43,544)
                                                                       ---------      ---------
           Total shareholders' equity                                      6,821          9,785
                                                                       ---------      ---------
  Commitments and contingencies
           Total liabilities and shareholders' equity                  $ 203,517      $ 197,265
                                                                       =========      =========

          See notes to the unaudited consolidated financial statements.

                            EAGLE FOOD CENTERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                        THREE QUARTERS ENDED
                                                      NOVEMBER 3,   OCTOBER 28,
                                                         2001          2000
                                                      -----------   -----------
Cash flows from operating activities:
  Net loss                                             $ (2,786)     $(17,288)
Adjustments to reconcile net loss to net
cash flows
  from operating activities:
  Extraordinary gain on extinguishment of debt           (1,740)           --
  Depreciation and amortization                          13,591        14,046
  Store closing and asset revaluation,
      and lease termination                              (1,005)        7,434
  LIFO charge (credit)                                      450        (1,300)
  Deferred charges and credits                              600           387
  Loss (gain) on disposal of assets                          16        (1,174)
Changes in assets and liabilities:
  Receivables and other assets                             (711)        6,930
  Inventories                                           (12,185)        7,230
  Accounts payable                                        6,544        (5,043)
  Accrued and other liabilities                          (5,833)       (7,736)
  Principal payments on reserve for closed stores        (5,667)       (5,895)
                                                       --------      --------
    Net cash flows from operating activities             (8,726)       (2,409)
Cash flows from investing activities:
  Additions to property and equipment                    (5,016)       (5,595)
  Purchases of marketable securities                     (1,602)       (2,065)
  Cash proceeds from dispositions of
      property and equipment                                 65         3,902
  Cash proceeds from dispositions of
      property held for resale                               --           246
                                                       --------      --------
    Net cash flows from investing activities             (6,553)       (3,512)
Cash flows from financing activities:
  Deferred financing costs                                 (320)         (326)
  Principal payments on capital lease obligations          (693)         (701)
  Principal payments on senior notes                     (2,526)      (15,000)
  Net revolving loans                                    18,893         4,992
  Purchase of treasury stock                                (63)           --
                                                       --------      --------
    Net cash flows from financing activities             15,291       (11,035)

Net change in cash and cash equivalents                      12       (16,956)
Cash and cash equivalents at beginning of period            263        18,558
                                                       --------      --------

Cash and cash equivalents at end of period             $    275      $  1,602
                                                       ========      ========

Supplemental disclosures of cash flow information:
  Cash paid for interest                               $ 11,132      $ 11,847
  Cash paid for income taxes                           $     --      $      7

Noncash investing and financing activities:
  Additions to property and equipment and debt         $    932      $    103
  Unrealized (loss) gain on securities                 $   (178)     $    166
  Stock issued to Senior Noteholders                   $     --      $  2,147

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

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results of operations and financial position for the interim periods presented. Operating results for the thirty-nine weeks ended November 3, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2002.

NEW ACCOUNTING STANDARDS - In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No.143 requires a company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. A corresponding asset is also recorded, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 for fiscal years beginning after June 15,2002. The Company does not expect this statement to have a material effect on its consolidated financial statements.

In August, 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 for fiscal years beginning after December 15, 2001. Management is currently evaluating the impact this statement will have on its consolidated financial statement.

RECLASSIFICATIONS - Certain reclassifications were made to prior years' balances to conform to current year presentation.

RESERVE FOR CLOSED STORES

An analysis of activity in the reserve for closed stores for the quarter and three quarters ended November 3, 2001 and October 28, 2000 is as follows:


                                                             QUARTER ENDED            THREE QUARTERS ENDED
                                                         NOVEMBER 3, OCTOBER 28,     NOVEMBER 3, OCTOBER 28,
                                                            2001        2000            2001         2000
                                                         ----------------------      ----------------------

(Dollars in thousands)

Balance at beginning of period                           $  3,980      $ 16,131      $  8,704      $  9,986

Payments, primarily rental payments and lease
rejection costs, net of sublease rentals of $68 and
$212 in fiscal 2001 and $102 and $524 in fiscal 2000       (1,317)       (3,606)       (5,817)       (6,089)

Interest cost                                                  33           107           150           239

Provision for store closing and asset revaluation            (664)       (1,062)       (1,005)        7,434
                                                         ----------------------      ----------------------

Balance at end of period                                 $  2,032      $ 11,570      $  2,032      $ 11,570
                                                         ======================      ======================

The provision for store closing and asset revaluation is included in the Consolidated Statement of Operations under the caption "Reorganization items, net".

A rollforward presentation of the number of stores in the closed store reserve for the third quarter and three quarters ended November 3, 2001 and October 28, 2000 is as follows:


                                                                QUARTER ENDED                     THREE QUARTERS ENDED
                                                         NOVEMBER 3,       OCTOBER 28,         NOVEMBER 3,       OCTOBER 28,
                                                            2001              2000                2001              2000
                                                       --------------    --------------      --------------    --------------

Number of stores in reserve at beginning of period                 8                25                  17                18
Leases terminated/expired                                         (5)               (5)                (14)              (13)
Stores added to the closed store reserve                           -                 -                   -                15
                                                       --------------    --------------      --------------    --------------
Number of stores in reserve at end of period                       3                20                   3                20
                                                       ==============    ==============      ==============    ==============

LOAN AND SECURITY AGREEMENT
On August 24, 2001 the Company entered into a Second Amended and Restated Loan and Security Agreement ("Revolver") with Congress Financial Corporation (Central) which amends and restates the Amended and Restated Loan and Security Agreement dated August 7, 2000. This is a $50 million facility secured by a security interest in all inventories of the Company and selected real estate. This is an increase of $10 million over the previous credit facility and extends the terms of the facility to August 24, 2004.

REORGANIZATION ITEMS, NET
A summary of costs recognized during the quarter and three quarters ended November 3, 2001 and October 28, 2000 is as follows:


                                                    QUARTER ENDED                 THREE QUARTERS ENDED
                                             NOVEMBER 3,      OCTOBER 28,      NOVEMBER 3,      OCTOBER 28,
(Dollars in thousands)                          2001             2000             2001             2000
                                              --------         --------         --------         --------

Store closing and asset revaluation           $   (664)        $ (1,062)        $ (1,005)        $  7,434
Employee termination benefits                       --               23               16            1,361
Professional fees                                    5            1,614               39            3,425
Net realized gain on sale/disposal of
   leases and equipment and release of
   capital leases                                   --             (425)              --           (1,023)
Other                                               11               17               29              147
                                              --------         --------         --------         --------
       Total                                  $   (648)        $    167         $   (921)        $ 11,344
                                              ========         ========         ========         ========


The net reorganization items are based on information presently available to the Company, however, the actual costs could differ materially from the estimates. Additionally, other costs may be incurred which cannot be presently estimated.

EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF DEBT
Extraordinary gains of $972 thousand and $1.7 million were recorded in the quarter and three quarters ended November 3, 2001 relating to the repurchase of Senior Notes. Senior Notes with a face value of $2.4 million were purchased during the third quarter of fiscal 2001 for $1.4 million plus accrued interest. For the three quarters ended November 3, 2001, Senior Notes with a face value of $4.2 million were purchased for $2.5 million plus accrued interest.

COMPREHENSIVE INCOME - Comprehensive income includes all changes in the Company's equity during the period, except transactions with stockholders of the Company. Comprehensive income consisted of the following (in thousands of dollars):


                                        QUARTER ENDED                 THREE QUARTERS ENDED
                                  NOVEMBER 3,      OCTOBER 28,      NOVEMBER 3,      OCTOBER 28,
                                     2001             2000             2001             2000
                                   --------         --------         --------         --------

Net earnings (loss)                $   (477)        $   (932)        $ (2,786)        $(17,288)
Other comprehensive income
(loss), net of tax:
  Unrealized gain (loss) on
  marketable securities                 (19)              98             (115)             108
                                   --------         --------         --------         --------

Comprehensive income (loss)        $   (496)        $   (834)        $ (2,901)        $(17,180)
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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Sales for the Company's third fiscal quarter ended November 3, 2001 were $175.8 million, a decrease of $4.4 million or 2.4% compared with the prior year. For the three quarters ended November 3, 2001, sales were $537.7 million, a decrease of $36.1 million, or 6.3% compared to the same period in fiscal 2000, due primarily to the closure of seventeen stores and sale of one store during the first quarter of fiscal 2000, and the closure of two stores in the second quarter of fiscal 2000. Same store sales decreased 2.4% for the third quarter and 2.2% for the three quarters ended November 3, 2001, due primarily to competitive store growth during the past year. There were 64 stores operating at the end of the third quarter of fiscal 2001 and fiscal 2000.

The gross margin rate for the third quarter of fiscal 2001 was 26.0% of sales compared to 25.9% for the same quarter of fiscal 2000, with a gross margin decline of $1.0 million. For the three quarters ended November 3, 2001 and October 28, 2000, the gross margin rate was 25.8% and 25.7%, respectively, with a gross margin decline of $9.0 million primarily related to the reduction in sales volume due to the lower store count. In addition, the Company recorded a LIFO charge of $450 thousand in the first three quarters of fiscal 2001 compared to a LIFO credit of $1.3 million in the same period of last year.

Selling, general and administrative expense for the third quarter of fiscal 2001 was $40.0 million or 22.8% of sales compared to $39.4 million or 21.9% of sales in the same quarter of fiscal 2000. For the three quarters ended November 3, 2001, selling, general and administrative expense was $120.8 million, or 22.5% of sales, versus $130.1 million, or 22.7% of sales, for the same period in fiscal 2000. The year to date decrease in dollars is primarily related to the decline in the number of stores plus an overall reduction of store operating expenses, which included an increase in associate health benefits expense.

The first three quarters of fiscal 2001 included reorganization items of $84 thousand offset by a reduction in the provision for store closing of $1.0 million. The first three quarters of fiscal 2000 included reorganization items of $11.3 million primarily consisting of store closing and asset revaluation of $7.4 million and professional fees of $3.4 million.

For the quarters ended November 3, 2001 and October 28, 2000, depreciation and amortization expense was $4.5 million or 2.6% of sales and $4.6 million or 2.5% of sales, respectively. For the three quarters ended November 3, 2001, depreciation and amortization expense was $13.6 million or 2.5% of sales versus $14.0 million or 2.4% of sales for the same period in fiscal 2000, due primarily to the reduction in the number of stores. Net interest expense decreased to $3.2 million or 1.8% of sales in the third quarter of fiscal 2001 compared to $3.4 million or 1.9% of sales in the same quarter of fiscal 2000. For the three quarters ended November 3, 2001, net interest expense increased to $9.7 million or 1.8% of sales compared to $9.5 million or 1.7% of sales in the same period of fiscal 2000. The year to date increase is due primarily to lower interest income of $751 thousand, partially offset by a decrease in interest expense of $560 thousand.

Extraordinary gains of $972 thousand and $1.7 million were recorded in the quarter and three quarters ended November 3, 2001 relating to the repurchase of Senior Notes. Senior Notes with a face value of $2.4 million were purchased during the third quarter of fiscal 2001 for $1.4 million plus accrued interest. For the three quarters ended November 3, 2001, Senior Notes with a face value of $4.2 million were purchased for $2.5 million plus accrued interest.

The net loss for the third quarter of fiscal 2001 was $477 thousand or $0.15 per share compared to a net loss of $932 thousand or $.29 per share in the same quarter of fiscal 2000. For the three quarters ended November 3, 2001, the net loss was $2.8 million or $0.87 per share compared to a net loss of $17.3 million or $6.00 per share for the comparable period of fiscal 2000. No tax benefit was recognized in fiscal 2001 or 2000 as the Company is in a net operating loss carryforward position. Valuation allowances have been established for the entire amount of net deferred tax assets due to the uncertainty of future recoverability.


LIQUIDITY AND CAPITAL RESOURCES
Cash used by operating activities was $8.7 million for the three quarters ended November 3, 2001 and $2.4 million in the comparable period of fiscal 2000. The net loss and non-cash charges generated $9.1 million of cash. Working capital changes used $17.8 million, due primarily to an increase in inventories and accounts receivable and decreases in accrued liabilities and the reserve for closed stores, partially offset by an increase in accounts payable.

Working capital at November 3, 2001 was $19.8 million and the current ratio was
1.32 to 1 compared to $3.3 million and 1.05 to 1 at February 3, 2001.

Additions to property and equipment for the first three quarters of fiscal 2001 were $5.0 million compared to $5.6 million in the comparable period of fiscal 2000. The Company completed four major remodels during the first three quarters of fiscal 2001 and had two major remodels in progress at the end of the third quarter. The Company opened the first Foodco store on November 10, 2001, subsequent to the end of the third quarter. This store, a remodeled and converted Eagle store, will operate as a high standard, price impact store designed to serve the needs of value conscious customers. The Foodco store will maintain an aggressive pricing strategy while meeting the needs of the local market for product selection, quality and service.

On August 24, 2001 the Company entered into a Second Amended and Restated Loan and Security Agreement ("Revolver") with Congress Financial Corporation (Central) which amends and restates the Amended and Restated Loan and Security Agreement dated August 7, 2000. This is a $50 million facility secured by a security interest in all inventories of the Company and selected real estate. This is an increase of $10 million over the previous credit facility and extends the terms of the facility to August 24, 2004.

The Company repurchased $4.2 million of its Senior Notes during the first three quarters of fiscal 2001 at a cost of $2.5 million, recording an extraordinary gain of $1.7 million. Payments related to lease rejection costs were $7.4 million during the first three quarters of fiscal 2001. The repurchase of the Senior Notes and the lease rejection payments were primarily funded from loans against the Revolver.

On November 3, 2001 the Company had $23.3 million in loans against the Revolver, no letters of credit outstanding and availability of $26.2 million.

Cash on hand, operating cash flows and other sources of funds, including loans against the Revolver, are expected to be adequate to meet the Company's liquidity requirements for the coming year.


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



ITEM 3 : DEFAULTS UPON SENIOR SECURITIES    Not Applicable


ITEM 4 : SUBMITTED MATTERS TO A VOTE OF SECURITY HOLDERS   Not Applicable


ITEM 5 : OTHER    Not Applicable


ITEM 6 : EXHIBITS AND REPORTS ON FORM 8K

         Exhibit 10.21 Second Amended and Restated Loan and Security Agreement with Congress Financial Corporation (Central) date August 24, 2001.

         No reports are applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                EAGLE FOOD CENTERS, INC.



Dated:  December 18, 2001       /s/ Jeffrey L. Little
                                -----------------------------------
                                Jeffrey L. Little
                                Chief Executive Officer and President



Dated:  December 18, 2001       /s/ S. Patric Plumley
                                -----------------------------
                                S. Patric Plumley
                                Senior Vice President -Chief Financial Officer
                                and Secretary