Form 10-K
period 2002-02-02
EAGLE FOOD CENTERS INC
filed 2002-05-03
CIK 30908

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal year ended FEBRUARY 2, 2002 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from___________ to ___
         __________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court: Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /.

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,106,650 as of April 19, 2002.

The number of shares of the Registrant's Common Stock, par value four cent $(0.04) per share, outstanding on April 19, 2002 was 3,114,470.

Documents incorporated by reference include:
     1) Portions of the definitive Proxy Statement expected to be filed with the Commission on or about May 20, 2002 with respect to the annual meeting of shareholders are incorporated by reference into Part III.

                       FISCAL YEAR ENDED FEBRUARY 2, 2002
                             FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

Item 1:      Business                                                                                   3

Item 2:      Properties                                                                                 7

Item 3:      Legal Proceedings                                                                          8

Item 4:      Submission of Matters to a Vote of Security Holders                                        8

                                    PART II

Item 5:      Market for Registrant's Common Equity and Related Shareholder Matters                      9

Item 6:      Selected Financial Data                                                                   10

Item 7:      Management's Discussion and Analysis of Financial Condition and Results of Operations     11

Item 7a:     Quantitative and Qualitative Disclosure About Market Risk                                 19

Item 8:      Financial Statements and Supplementary Data                                               20

Item 9:      Changes in and Disagreements with Accountants on Accounting and Financial Disclosures     45

                                   PART III

Item 10:     Directors and Executive Officers of the Registrant                                        46

Item 11:     Executive Compensation                                                                    47

Item 12:     Security Ownership of Certain Beneficial Owners and Management                            47

Item 13:     Certain Relationships and Related Transactions                                            47

                                    PART IV

Item 14:     Exhibits, Financial Statement Schedules and Reports on Form 10-K                          48

                                     PART I

ITEM 1: BUSINESS

GENERAL

Eagle Food Centers, Inc. (the "Company" or "Eagle"), is a Delaware Corporation. Eagle is a leading regional supermarket chain operating 64 supermarkets as of the end of fiscal 2001 in northern and central Illinois and eastern Iowa under the trade names "Eagle Country Market-Registered Trademark-", "Foodco"-TM-"", "Eagle Discount Foods"-TM-"" and "BOGO's Food and Deals"-TM-"." Most Eagle supermarkets offer a full line of groceries, meats, fresh produce, dairy products, delicatessen and bakery products, health and beauty aids and other general merchandise, and in certain stores, service seafood, prescription medicine, video rental, floral service, in-store banks, dry cleaners and coffee shops.

The Company's fiscal year ends on the Saturday closest to January 31st. Fiscal 2001 was a 52-week year ending on February 2, 2002, fiscal 2000 was a 53-week year ending on February 3, 2001 and fiscal 1999 was a 52-week year ending January 29, 2000.

Talon Insurance Company ("Talon"), formed in the State of Vermont to provide insurance for Eagle's workers' compensation, general liability and automobile (effective November 1, 2001) claims, is a wholly owned subsidiary of Eagle Food Centers, Inc.

REORGANIZATION PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

On February 29, 2000 (the "Petition Date"), the Company filed a voluntary petition under Chapter 11 of Title 11 of the United States Code. The petition was filed in the United States Bankruptcy Court for the District of Delaware under case number 00-01311. The Company continued to manage its affairs and operate its business as a debtor-in-possession while the Bankruptcy Case was pending. The Bankruptcy Case, which proceeded before the United States District Court for the District of Delaware, was commenced in order to implement a financial restructuring of the Company that had been pre-negotiated with holders of approximately 29% of the principal amount of the Company's Senior Notes due April 15, 2000. On March 10, 2000, the Company filed a plan of reorganization (the "Plan") to implement the financial restructuring, which Plan was subsequently amended on April 17, 2000.

The Plan was confirmed on July 7, 2000 and consummated on August 7, 2000. The Company replaced the Senior Notes with new Senior Notes that have the following material terms and conditions; (i) maturity date of April 15, 2005, (ii) an interest rate of 11%, (iii) a $15 million repayment of outstanding principal by the Company upon the effective date of the Plan, and (iv) the Company may, at its option and with no prepayment penalty, redeem the Senior Notes at any time at 100% of the principal amount outstanding at the time of redemption. In addition, under the Plan, the Company agreed to issue 15% of fully-diluted common stock of the Company (482,605 shares after adjusting for reverse stock split - see item 5) to the holders of the old Senior Notes, of which 10% would have been returned to the Company had the Company been sold or the debt retired prior to October 15, 2001. If the Company is sold or the debt is retired prior to October 15, 2002, 5% of the common stock will be returned to the Company. None of the common stock will be returned to the Company if the Company is not sold or the debt retired prior to October 15, 2002. The shares were recorded at fair value in the amount of $2.1 million with the offsetting amount recorded as a discount against the Senior Notes. The discount is being amortized over the life of the debt.

The United States Bankruptcy Court for the District of Delaware, on January 28, 2002, entered a final decree and order closing the Chapter 11 case.

STORE DEVELOPMENT AND EXPANSION

The Company operates 61 Eagle Country Markets, one Eagle Discount Foods, one Foodco and one Bogo's Food and Deals. Eagle Country Markets represent the Company's primary full line supermarket format. Most Eagle Country Markets offer extra space devoted to expanded perishable departments, tying together meat, produce, full-service delicatessen and service bakery departments, and, in certain stores, offering service seafood, prescription medicine, video rental, floral service, in-store banks, dry cleaners and coffee shops. Eagle Country Markets range in size from 16,500 to 67,500 square feet, with the majority of the stores over 30,000 square feet. The pricing strategy in the Eagle Country Markets is to offer overall lower prices than comparable supermarket competition. The Company converted one Eagle Country Market to the Eagle Discount Foods format during fiscal 2001. This format offers many of the same product selection, quality and service features as an Eagle Country Market, with the addition of a wall of values, fewer stock keeping units and lower overall prices. The Company also converted one Eagle Country Market to the Foodco format during fiscal 2001. Foodco will operate as a high standard, price impact store designed to serve the needs of value conscious customers. The Foodco store will maintain an aggressive pricing strategy while meeting the needs of the local market for product selection, quality and service. The Company expects the lower prices in Eagle Discount Foods and Foodco to be more than offset by the benefits of higher sales and a lower labor rate. The Company operates one BOGO's Food and Deals, which uses a limited assortment format covering approximately 2,000 stock-keeping units of groceries, produce, meat, health and beauty aids, and general merchandise.

The Company continuously reviews the performance of all stores and expects to implement a variety of strategies, including converting or modifying certain store formats and selling, subleasing or otherwise closing underperforming stores. The Company will continue to evaluate the financial performance of the recent store conversions to the Eagle Discount Foods and Foodco formats.

Management intends to focus the Company's store development within existing markets or new markets within a 300 mile radius of its headquarters and central distribution facility in Milan, Illinois, where the utilization of existing distribution, marketing and support systems is advantageous to its cost structure. Within these markets, the Company expects to evaluate store development based on factors such as existing competition, demographic composition and available locations.

The Company completed six major remodels in fiscal 2001 and plans to complete three additional major remodels in fiscal 2002. The Company closed 19 stores and sold one store during fiscal 2000.

The Company prefers to lease stores from local developers and pursues this strategy wherever appropriate and cost-effective. The Company completed three sale/leaseback transactions in fiscal 1999 to reduce the amount of capital committed to real estate. As of year-end, the Company owned eight operating stores and one closed store, with the closed store classified in "Property held for resale." The Company leased 56 operating stores and two subleased stores.

The Company continues to seek opportunities for growth through alignment with other supermarket retail companies or acquisition of individual stores to achieve economies of scale relating to office and distribution functions.

STORE OPERATIONS

The Company's geographic market is divided into five districts, each having a District Manager responsible for approximately 12 stores. Districts and stores operate with a certain degree of autonomy to take advantage of local market and consumer needs. Districts and stores are responsible for store operations, associate recruitment and development, community affairs and other functions relating to local operations.

Store managers and marketing work together in tailoring merchandise and services to the needs of customers in the particular community. Associate involvement and participation has been encouraged through district meetings and a store management incentive bonus program for sales and earnings improvement.

COMPUTER AND INFORMATION SYSTEMS

The Company outsources its Information Systems function to Electronic Data Systems ("EDS") to assume complete responsibility for the Company's information systems. The Company signed a new Services Agreement with EDS on July 1, 2000 with a term of five years. Either party may terminate the Services Agreement at any time after the first three contract years by giving the other party at least ninety days written notice designating the termination date.

Eagle management uses technology as a means of enhancing productivity, controlling costs, providing a quality shopping experience for customers and learning more about shoppers' buying preferences. Eagle has embraced client/server technology and completed the replacement of all mainframe-based legacy systems with new client/server systems as of the end of fiscal year 1999. Eagle will continue to research and explore all possibilities to enhance service to its customers and suppliers through technology.

During fiscal 2001, the Company implemented and integrated several new or modified client/server applications that will equip the Company for processing well into the future. These applications, which support essential business functions, include a category management and pricing system, gift cards, a web site, loyalty card database management and in-store printing of signs, tags and labels. The Company also completed the upgrade of numerous systems including human resources, warehouse and distribution, store applications (cash management, direct store delivery and pricing) and payment processing systems (debit, credit and check processing).

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

CUSTOMER SERVICE - Eagle delivers a wide variety of customer services. Most stores provide customer services such as video rental, check cashing, film processing, lottery ticket sales and money order sales. All stores provide quick, friendly checkout service. Management intends as part of its current strategy to further enhance customer service through additional training of store associates, as well as incentive programs linked to customer satisfaction ratings.

CORPORATE BRANDS (PRIVATE LABEL) - Corporate brand sales are an important element in Eagle's merchandising plan. The Company is a member of the Topco Associates, Inc. ("Topco") buying organization and has engaged Daymon Associates, Inc. as its "corporate brand" broker. Eagle has a strong penetration in many categories with its Lady Lee, Food Club, Best Yet, Top Care and Top Crest brands. Eagle also has the Valu Time label for the low price corporate brand niche.

SELECTION - A typical Eagle store carries over 23,000 items, including food, general merchandise and specialty department items. The Company carries nationally advertised brands and an extensive selection of top quality corporate brand products. Most Eagle supermarkets offer a full line of groceries, meats, fresh produce, dairy products, delicatessen and bakery products, health and beauty aids and other general merchandise, and in certain stores, service seafood, prescription medicine, video rental, floral service, in-store banks, dry cleaners and coffee shops. Product selection also includes ethnic food items, beer, wine and liquor.

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

ADVERTISING STRATEGY

The Company utilizes a broad range of print and broadcast advertising in the markets it serves. The Company seeks co-op advertising reimbursements from vendors, which has allowed the Company to broaden its exposure in various media.

In fiscal 2001 the Company brought the advertising process in-house instead of utilizing an advertising agency. Advances in technology and lower technology costs have allowed the Company to support its advertising strategy at a lower cost utilizing in-house staff and equipment.

PURCHASING AND DISTRIBUTION

The majority of the Company's stores are located within 200 miles of the Company's central distribution facility in Milan, Illinois. This complex includes the Company's corporate office, warehouse, areas used for receiving, shipping and trailer storage and a truck repair facility.

The Company supplies approximately 70% of its stores' inventory requirements from a 935,332 square foot central distribution facility (which includes approximately 189,072 square feet of refrigerated and freezer space). The Company discontinued warehousing most health and beauty care products during the third quarter of fiscal 1999 and currently purchases these products, representing approximately 6% of the stores' inventory requirements, from a wholesaler. The remaining 24% of the stores' inventory is delivered direct from product vendors to the stores. The Company's purchasing and warehousing functions are managed through its central merchandising system.

The Company's purchasing and distribution operations permit rapid turnover at its central distribution facility, allowing its stores to offer consistently fresh, high-quality dairy products, meats, produce, bakery items and frozen foods. Also, centralized purchasing and distribution reduces the Company's cost of merchandise and related transportation costs by allowing the Company to take advantage of volume buying opportunities and manufacturers' promotional discounts and allowances and by minimizing vendor distribution costs. The Company participates in "consortium buys" (consolidated volume buys) involving other regional chains and independent retailers to reduce product cost. The Company engages in forward buying programs to take advantage of temporary price discounts. Due to its proximity to Chicago and other major markets, the Company is able to reduce transportation costs included in cost of goods sold by "backhauling" merchandise to its Milan central distribution facility. The Company believes that its relationship with suppliers is good. However, there can be no assurance that suppliers will continue to provide product to Eagle on the same terms and conditions in the future.

COMPETITION

The food retailing business is highly competitive. The Company is in direct competition with national, regional and local chains as well as independent supermarkets, warehouse stores, membership warehouse clubs, supercenters, limited assortment stores, discount drug stores and convenience stores. The Company also competes with local food stores, specialty food stores (including bakeries, fish markets and butcher shops), restaurants and fast food chains. The principal competitive factors include store location, price, service, convenience, product quality and variety. The number and type of competitors vary by location, and the Company's competitive position varies according to the individual markets in which the Company does business. The Company's principal competitors operate under the trade names of Hy-Vee, Cub, Dominicks, Jewel Osco, Kmart, Kroger, Meijer, Shop-N-Save, Target and Wal-Mart (Supercenters and Sam's Clubs). Management believes that the Company's principal competitive advantages are its value perception, strength of perishables (especially meat and produce), the attractive Eagle store format, concentration in certain markets and expansion of service and product offerings. The Company is at a competitive disadvantage to some of its competitors due to work rules, labor and benefit costs of unionized associates.

Supercenters continue to open in trade areas served by the Company. Wal-Mart Supercenters opened two stores in fiscal 2001, two stores in fiscal 2000, and three stores in fiscal 1999. Meijer opened two stores in fiscal 2001, three stores in fiscal 2000 and one store in fiscal 1999. Additional supercenter openings by Kmart, Wal-Mart, Target and Meijer are likely in the next several years. The supercenter format, which adds new grocery square footage to the market, offers traditional grocery products at low prices with the intent to attract customers to the general merchandise side of the store. These new competitors operate at a significant cost advantage to supermarkets by using mostly part-time, non-union employees. In addition, the Company expects continued growth of the traditional supermarket competitor.

TRADEMARKS, TRADE NAMES AND LICENSES

The Company uses various trademarks and service marks in its business, the most important of which are the "Eagle Country Market-Registered Trademark-", "5-Star Meats-Registered Trademark-", "Lady Lee-Registered Trademark-", "Eagle Savers' Card-Registered Trademark-" and "Harvest Day-Registered Trademark-" trademarks, and the "Eagle-Registered Trademark-", "Eagle Country Market-Registered Trademark-", "Eagle Discount Foods"-TM-"", "Foodco"-TM-"", "BOGO's Food and Deals"-TM-"" and "Liquor Locker"-TM-"" service marks. Each such trademark is federally registered. Pursuant to a trademark license agreement (the "Trademark License Agreement") entered into with the Company's former parent, Lucky Stores, Inc., the Company has been granted the royalty-free use of the "5-Star Meats-Registered Trademark-", "Lady Lee-Registered Trademark-" and "Harvest Day-Registered Trademark-" trademarks until November 2007. The Trademark License Agreement permits the Company to use the licensed trademarks only in the states of Illinois, Indiana, Iowa, Michigan, Ohio, Wisconsin, Kentucky and Minnesota. Lucky Stores, Inc. has agreed not to grant to any other person the right to use such trademarks in the states of Illinois, Indiana and Iowa during the period of the license to the Company.

ASSOCIATES AND LABOR RELATIONS

At the end of fiscal 2001, the Company had 4,116 associates, 290 of whom were management and administrative associates and 3,826 of whom were hourly associates. Of the Company's hourly associates, substantially all are represented by 15 collective bargaining agreements with seven separate locals that are associated with two international unions. Store associates are represented by several locals of the United Food and Commercial Workers; warehouse associates, warehouse drivers and office and clerical workers are represented by Teamsters Local 371. Four contracts will expire during fiscal 2002, covering 48% of the Company's associates. The Company expects to negotiate with the unions and to enter into new collective bargaining agreements. There can be no assurance, however, that such agreements will be reached without a work stoppage. A prolonged work stoppage affecting a substantial number of stores could have a material adverse effect on results of the Company's operations.

The Company values its associates and believes that its relationship with them is good. Several associate relations programs have been introduced, including measures that allow associates to participate in store-level decisions, an associate stock purchase program, preferential discounts and a 401(k) savings plan.

ITEM 2: PROPERTIES

STORES

The Company operated 64 stores as of the fiscal year end, ranging in size from 16,500 to 67,500 square feet, with an average size of 39,762 square feet. Nine of the Company's stores, including one closed store, are owned in fee by the Company. The closed store is classified in "Property held for resale." The Company is the lessee for the remaining 56 operating stores and two subleased stores. The Company sold and leased back three of its stores in fiscal 1999.

Selected statistics on Eagle retail food stores are presented below:

                                                               FISCAL YEAR ENDED
                                            ------------------------------------------------
                                               FEBRUARY 2,        FEBRUARY 3,   JANUARY 29,
                                                  2002               2001           2000
                                            -----------------  --------------- --------------
Average total sq. ft. per store                        39,762          39,730        39,088
Average total sq. ft. selling space per
  store                                                29,341          29,329        28,826

Stores beginning of year                                   64              84            89
Opened during year                                          0               0             4
Expansions/major remodels(1)                                6               3             4
Closed during year                                          0              19             5
Sold during year                                            0               1             4
Stores end of year                                         64              64            84

Size of stores at end of year:
Less than 25,000 sq. ft.                                    3               3             4
25,000 - 29,999 sq. ft.                                    12              12            20
30,000 - 34,999 sq. ft.                                     2               2             4
35,000 - 44,999 sq. ft.                                    32              32            36
45,000 sq. ft. or greater                                  15              15            20

Type of stores:
Eagle Country Markets                                      61              63            83
Eagle Discount Foods                                        1               0             0
Foodco                                                      1               0             0
BOGO's Food and Deals                                       1               1             1

(1)  A major remodeling project is one that costs $300,000 or more.

Eagle stores contain various specialty departments such as delicatessen (63 stores), bakery (62 stores), service seafood (17 stores), pharmacies (16 stores), video rentals (35 stores), floral service (53 stores), in-store banks (14 stores) and alcoholic beverages (59 stores).

Most of the leases for the stores contain renewal options for periods ranging from five to 30 years. The Company is required to pay fixed rent on 56 operating stores and a percentage (ranging from 0.75% to 3.0%) of its gross sales in excess of stated minimum gross sales amounts under 40 of these leases. The Company leases two subleased store locations. For additional information on leased premises, see Notes D and H of the notes to the Consolidated Financial Statements.

CENTRAL DISTRIBUTION

The Company leases its central distribution facility under a lease expiring February 28, 2007. The Company's central distribution facility contains a total of 935,332 square feet of space.

Substantially all store fixtures and equipment, leasehold improvements and transportation and office equipment are owned by the Company. The total cost of the Company's ownership of property and equipment is shown in Note E of the notes to the Consolidated Financial Statements.

ITEM 3: LEGAL PROCEEDINGS

BANKRUPTCY CASE

The Bankruptcy Case was consummated on August 7, 2000 and closed on January 28, 2002. Additional information relating to the Bankruptcy Case is set forth in
PART 1, ITEM 1 of this Form 10-K report under the caption "Reorganization Proceedings Under Chapter 11 of the Bankruptcy Code." Such information is incorporated herein by reference. (See Note M of the notes to the Consolidated Financial Statement.)

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock trades on the Nasdaq SmallCap Market under the symbol "EGLE." The stock began trading publicly on July 27, 1989 on the Nasdaq National Market. Trading of the Company's common stock was suspended subsequent to the close of business on February 29, 2000 as a result of the Bankruptcy Case. Trading resumed on August 10, 2000. The Company's common stock began trading on the Nasdaq SmallCap Market on May 15, 2001. As of April 19, 2002, there were approximately 5,500 beneficial holders of shares. The following table sets forth, by fiscal quarter, the high and low closing prices reported for the periods indicated.

                                           YEAR ENDED
                                        FEBRUARY 2, 2002
                                 --------------------------
                                      High           Low
First Quarter                     $    3.00     $    1.38
Second Quarter                         4.75          1.00
Third Quarter                          2.25          1.00
Fourth Quarter                         1.44          0.50

                                           YEAR ENDED
                                        FEBRUARY 3, 2001
                                 --------------------------
                                      High           Low
First Quarter                     $    5.75     $    3.75
Second Quarter                          N/A           N/A
Third Quarter                         11.50          3.00
Fourth Quarter                         4.00          1.00

There were no dividends paid in fiscal 2001 or fiscal 2000. The indenture underlying the Company's Senior Notes and the Amended and Restated Loan and Security Agreement contain restrictions on the payment of dividends (see Note F of the notes to the Consolidated Financial Statements). The Company does not intend to pay dividends in the foreseeable future.

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

The Company's common stock began trading on the Nasdaq SmallCap Market on May 15, 2001. On June 27, 2001 the Shareholders of Eagle Food Centers, Inc. approved an amendment to the Company's Certificate of Incorporation to accomplish a reverse stock split. This was effective on June 29, 2001 and resulted in each four outstanding shares of the Company's common stock being automatically reclassified and changed into one share of the Company's common stock. Prior period common stock information has been presented on a comparative basis.

Nasdaq staff again informed the Company, by letter dated February 14, 2002, that it had not maintained a minimum closing bid price of $1.00 per share over 30 consecutive trading days as required for continued listing on the Nasdaq SmallCap Market. Nasdaq staff has given the Company until August 13, 2002 to regain compliance with the minimum closing bid price of $1.00 per share for at least ten consecutive trading days. The Company will be granted an additional 180 days to achieve the minimum closing bid price requirement, after August 13, 2002, if Nasdaq staff determines the Company meets the initial listing criteria for the Nasdaq SmallCap Market, which are stockholder's equity of $5 million, market capitalization of $50 million or net income of $750,000 (excluding extraordinary or non-recurring items) in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.

If the Company's common stock is not listed for trading on the Nasdaq SmallCap Market, trading of the common stock would likely be on the OTC Bulletin Board or similar quotation system. Inclusion of the Company's common stock on the OTC Bulletin Board or similar quotation system could adversely affect the liquidity of the Company's common stock and may impact the public's perception of the Company. There can be no assurance that delisting would not have a material adverse effect on liquidity or business operations.

ITEM 6: SELECTED FINANCIAL DATA

The following table represents selected financial data of the Company on a consolidated basis for the five fiscal years ended February 2, 2002.

The selected historical financial data for the five fiscal years ended February 2, 2002 are derived from the audited Consolidated Financial Statements of the Company. The fiscal years ended February 2, 2002 and February 3, 2001 have been audited by KPMG LLP, independent auditors, and the fiscal year ended January 29, 2000 has been audited by Deloitte & Touche LLP, independent auditors, and are included in this Form 10-K.

The selected financial data set forth below should be read in conjunction with the Company's Consolidated Financial Statements and related notes included elsewhere in this document.

                                                  YEAR ENDED      YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                 FEBRUARY 2,     FEBRUARY 3,    JANUARY 29,    JANUARY 30,    JANUARY 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)       2002            2001           2000           1999           1998
                                                --------------  -------------- -------------- -------------- --------------
                                                                  (53 WEEKS)
CONSOLIDATED OPERATING DATA:
Sales                                           $     723,059    $     76,838      $ 932,789      $ 943,805      $ 967,090
Gross margin                                          187,389         198,219        242,333        232,975        243,644
Selling, general and administrative
  expenses                                            161,235         173,942        205,820        203,220        208,133
Store closing, asset revaluation and
 lease termination (1)                                      -             821          8,367          2,925              -
Reorganization items, net (2)                            (830)         10,782              -              -              -
Depreciation and amortization                          18,256          18,816         20,781         18,885         19,068
                                                -------------    ------------      ---------      ---------      ---------
Operating income (loss)                                 8,728          (6,142)         7,365          7,945         16,443
Interest expense                                       12,871          13,430         13,906         11,870         11,751
                                                -------------    ------------      ---------      ---------      ---------
Earnings (loss) before income
  taxes & extraordinary item                           (4,143)        (19,572)        (6,541)        (3,925)         4,692
Income taxes (benefit)                                      -               -              -              -           (400)
Extraordinary item (3)                                  2,529           5,286              -              -              -
                                                -------------    ------------      ---------      ---------      ---------
Net earnings (loss)                             $      (1,614)   $    (14,286)     $  (6,541)     $  (3,925)     $   5,092
                                                =============    ============      =========      =========      =========
Earnings (loss) per common
  share - diluted                               $        (.51)   $      (4.80)     $   (2.40)     $   (1.44)     $    1.80

CONSOLIDATED BALANCE
  SHEET DATA (AT YEAR-END):
Total assets                                    $     200,016    $    197,265      $ 260,416      $ 283,315      $ 257,619
Total debt (including capital leases)           $     122,320    $    109,896      $ 144,735      $ 138,770      $ 116,147
Total shareholders' equity                              6,175           9,785         21,978         28,386         32,237

(1) Represents a charge of $821 thousand for asset revaluation in fiscal 2000. Represents a charge of $1.7 million to provide for costs of closed stores, $4.6 million for asset revaluations, and a $2.1 million goodwill write off in fiscal 1999. Represents a $2.9 million charge related to future lease costs for the mainframe, and various related software, software licenses and contracting costs in connection with the migration from mainframe to client/server technology in fiscal 1998. (See Notes B and D of the notes to the Consolidated Financial Statements.)
(2) See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations, "Reorganization Items, Net."
(3) Represents gain of $2.5 million and $5.3 million related to the buy back of the Senior Notes in fiscal 2001 and fiscal 2000, respectively. (See Note F of the notes to the Consolidated Financial Statements.)

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain key operating statistics as a percentage of sales for the periods indicated:

                                     YEAR ENDED    YEAR ENDED     YEAR ENDED    YEAR ENDED     YEAR ENDED
                                    FEBRUARY 2,   FEBRUARY 3,    JANUARY 29,    JANUARY 30,   JANUARY 31,
                                        2002          2001           2000          1999           1998
                                    ------------- -------------  -------------  ------------  -------------
                                                  (53 WEEKS)
 OPERATIONS STATEMENT DATA:
  Sales                                   100.00%      100.00%        100.00%        100.00%       100.00%
  Gross margin                             25.92        25.52          25.98          24.68         25.19
  Selling, general and
    administrative expenses                22.30        22.39          22.07          21.53         21.52
  Store closing and asset
    revaluation                                -         0.11           0.90           0.31             -
  Reorganization items, net                (0.11)        1.39              -              -             -
  Depreciation and amortization
    expenses                                2.52         2.42           2.22           2.00          1.97
                                    ------------  -----------    -----------     ----------     ---------
  Operating income (loss)                   1.21        (0.79)          0.79           0.84          1.70
  Interest expense                          1.78         1.73           1.49           1.26          1.22
                                    ------------  -----------    -----------     ----------     ---------
  Earnings (loss) before income
    taxes & extraordinary item             (0.57)       (2.52)         (0.70)         (0.42)         0.48
  Income taxes (benefit)                       -            -              -              -         (0.04)
  Extraordinary item                        0.35         0.68              -              -             -
                                    ------------   ----------    -----------     ----------     ---------
  Net earnings (loss)                      (0.22)%      (1.84)%        (0.70)%        (0.42)%        0.52%
                                    ============  ===========    ===========     ==========     =========

RESULTS OF OPERATIONS

SALES

                                               YEAR ENDED             YEAR ENDED            YEAR ENDED
                                              FEBRUARY 2,            FEBRUARY 3,            JANUARY 29,
  (DOLLARS IN THOUSANDS)                          2002                   2001                  2000
                                         -------------------    -------------------    ------------------
  Sales                                    $    723,059            $   776,838              $   932,789
  Percent Change                                   (6.9)%                (16.7)%                   (1.2)%
  Same Store Change                                (2.1)%                  0.1 %                   (3.3)%

Sales for fiscal 2001 (52 weeks) were $723.1 million, a decrease of $53.8 million or 6.9% from fiscal 2000 (53 weeks). Same store sales decreased 2.1% from fiscal 2000 to fiscal 2001, after adjusting fiscal 2000 to a comparable 52 week year. The Company was operating 64 stores as of the end of fiscal 2001 and fiscal 2000.

Sales for fiscal 2000 were $776.8 million, a decrease of $156.0 million or 16.7% from fiscal 1999. Same store sales increased 0.1% from fiscal 1999 to fiscal 2000, after adjusting fiscal 1999 to a comparable 53 week year. The Company was operating 64 stores as of the end of fiscal 2000 and 84 stores at the end of fiscal 1999.

The reduction in total sales in fiscal 2001 and fiscal 2000, after adjusting to a comparable one year period, is due primarily to the closure of seventeen stores and sale of one store during the first quarter of fiscal 2000 and the closure of two stores in the second quarter of fiscal 2000.

GROSS MARGIN

Gross margin as a percentage of sales was 25.92% in fiscal 2001 compared to 25.52% in fiscal 2000 and 25.98% in fiscal 1999. Gross margin was $10.8 million or 5.5% lower in fiscal 2001 than in fiscal 2000 partially due to a decrease of $4.7 million relating to the closure of nineteen stores and sale of one store during fiscal 2000. Gross margin was $44.1 million or 18.20% lower in fiscal 2000 than in fiscal 1999 due primarily to a decrease of $27.8 million relating to a reduction in the number of stores from 84 at the end of fiscal 1999 to 64 at the end of fiscal 2000 and a decrease of $14.2 million relating to other stores closed during fiscal 1999. Gross margin included a charge for the LIFO reserve of $0.1 million, or 0.01% of sales, in fiscal 2001, a net benefit of $1.2 million, or 0.15% of sales, in fiscal 2000 and a net benefit of $0.7 million, or 0.08% of sales, in fiscal 1999. The LIFO reserve reductions in fiscal 2000 and fiscal 1999 primarily reflect the reduction in inventory due to the closure or sale of underperforming stores during the two years.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses as a percentage of sales were 22.30% in fiscal 2001 compared to 22.39% in fiscal 2000 and 22.07% in fiscal 1999. Selling, general and administrative expenses were $12.7 million or 7.30% lower in fiscal 2001 than in fiscal 2000 primarily due to a decrease of $8.2 million relating to the closure of nineteen stores and sale of one store during fiscal 2000. Selling, general and administrative expenses were $31.9 million or 15.50% lower in fiscal 2000 than in fiscal 1999 due primarily to a decrease of $28.7 million relating to a reduction in the number of stores from 84 at the end of fiscal 1999 to 64 at the end of fiscal 2000 and a decrease of $9.9 million relating to other stores closed during fiscal 1999, partially offset by an increase of $2.5 million in associate benefit costs and income of $1.5 million in fiscal 1999 relating to the sale of certain stores, including capital lease assets and related obligations and deferred gains.

PROVISION FOR STORE CLOSING, ASSET REVALUATION AND LEASE TERMINATION

During fiscal 2001, the Company benefited $1.0 million from the favorable settlement of leases included in the reserve at the end of fiscal 2000. Fourteen of the 17 stores included in the reserve at the end of fiscal 2000 were either terminated or expired during the year. An agreement to terminate one additional store, included in the Reserve for Closed Stores, was reached prior to the end of fiscal 2001, with the payment in fiscal 2002. The net benefit is included in Reorganization Items, Net as presented below.

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

The Company closed 19 stores and sold one store during fiscal 2000 and closed five stores during fiscal 1999.

REORGANIZATION ITEMS, NET

A summary of costs recognized during the fiscal years ended February 2, 2002 and February 3, 2001 relating to the Company's reorganization is as follows:

                                                 YEAR ENDED       YEAR ENDED
                                                 FEBRUARY 2,      FEBRUARY 3,
                                                    2002             2001
                                                ------------      ------------
(DOLLARS IN THOUSANDS)
Store closing and asset revaluation               $ (1,005)       $   6,533
Employee termination benefits                           16            1,361
Professional fees                                      166            3,608
Net realized gains on sale/disposal of
  leases and equipment and release of
  capital leases                                         -             (944)
Other                                                   (7)             224
                                                  --------        ---------
  Total                                           $   (830)       $  10,782
                                                  ========        =========

EMPLOYEE TERMINATION BENEFITS - In connection with the Bankruptcy Case, the Company recognized $1.4 million in employee termination benefits during fiscal 2000, representing severance costs for 353 employees terminated as a result of the store closings under the provisions of the Plan.

PROFESSIONAL FEES - Professional fees relate to legal, accounting, consulting and other professional costs directly attributable to the Bankruptcy Case and have been expensed as incurred.

NET REALIZED GAINS - During fiscal 2000, the Company had realized gains on the sale/disposal of leases and equipment and release of capital lease obligations of $944 thousand, all related to the 20 closed or sold stores as part of the Plan.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense as a percentage of sales was 2.52% in fiscal 2001, 2.42% in fiscal 2000 and 2.22% in fiscal 1999. Depreciation and amortization expense was $0.6 million or 2.98% lower in fiscal 2001 than in fiscal 2000 primarily due to a decrease of $0.4 million relating to the closure of nineteen stores and sale of one store during fiscal 2000. Depreciation and amortization expense was $2.0 million or 9.46% lower in fiscal 2000 than in fiscal 1999 due primarily to a decrease of $2.4 million relating to a reduction in the number of stores from 84 at the end of fiscal 1999 to 64 at the end of fiscal 2000 and a decrease of $2.0 million relating to other stores closed during fiscal 1999, partially offset by an increase in depreciation for continuing operations. There were three replacement stores and one new store opened in fiscal 1999.

OPERATING INCOME

Operations for fiscal 2001 resulted in an operating income of $8.7 million or 1.21% of sales compared to an operating loss of $6.1 million or 0.79% of sales in fiscal 2000 and operating income of $7.4 million or 0.79% of sales during fiscal 1999. The increase in operating income for fiscal 2001 included an $830 thousand benefit for reorganization items and a $12.7 million reduction in selling, general and administrative expenses, offset by a decrease of $10.8 million in gross margin. The decrease in operating income for fiscal 2000 included reorganization charges of $10.8 million and income of $1.5 million in fiscal 1999 relating to the sale of certain stores, partially offset by a reduction in asset revaluation charges from $8.4 million in fiscal 1999 to $821 thousand in fiscal 2000. The remaining decrease in fiscal 2000 of $8.8 million relates primarily to continuing operations, including an increase of $5.2 million in selling, general and administrative expenses, an increase of $2.4 million in depreciation and a decrease of $2.1 million in gross margin.

INTEREST EXPENSE

Interest expense, which is net of interest income, increased to 1.78% of sales in fiscal 2001 compared to 1.73% of sales in fiscal 2000 and 1.49% of sales in fiscal 1999. Interest expense as a percentage of sales increased in fiscal 2001 and fiscal 2000 due to lower sales resulting from the closure or sale of stores. Interest expense decreased $0.6 million in fiscal 2001 compared to fiscal 2000 due primarily to lower interest on the Senior Notes due to redemptions that have taken place, partially offset by increased interest expense on revolver borrowings.

EXTRAORDINARY ITEM

An extraordinary gain of $2.5 million was recorded in fiscal 2001 relating to the repurchase of Senior Notes. Senior Notes with a face value of $6.2 million were repurchased for $3.7 million. In fiscal 2000, an extraordinary gain of $5.3 million was recorded relating to the repurchase of Senior Notes. Senior Notes with a face value of $13.0 million were repurchased for $7.7 million. (See Note F of the notes to the Consolidated Financial Statements.)

NET EARNINGS (LOSS)

The Company recognized a net loss of $1.6 million or $0.51 per share for fiscal 2001 compared to $14.3 million or $4.80 per share for fiscal 2000 and $6.5 million or $2.40 per share for fiscal 1999. The weighted average common shares outstanding were 3,178,109, 2,969,013 and 2,733,972 for fiscal years 2001, 2000 and 1999, respectively.

No tax benefit was recognized in fiscal 2001, 2000, or 1999 as the Company is in a net operating loss carryforward position. Valuation allowances have been established for the entire amount of net deferred tax assets due to the uncertainty of future recoverability (See Note I of the notes to the Consolidated Financial Statements).

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those accounting policies that management believes are important to the portrayal of Eagle's financial condition and results of operations and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

INVENTORY- Inventories are stated at the lower of cost or market. Cost is determined through use of the last-in, first-out ("LIFO") method, for substantially all inventories, applied to inventory values determined primarily by the retail inventory method ("RIM") for store inventories and the weighted average inventory method for warehouse inventories.

Under RIM the valuation of inventories are at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to sales. Inherent in the RIM calculations are certain management judgments and estimates, including shrinkage, which could impact the ending inventory valuation at cost, as well as the resulting gross margins. RIM is an averaging method that has been widely used in the retail industry due to its practicality.

LONG-LIVED ASSETS--The Company continually monitors under-performing stores and under-utilized facilities for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, including goodwill where applicable, an impairment loss is recognized. Impairment is measured based on the estimated fair value of the asset. Fair value is based on management's estimate of the amount that could be realized from the sale of assets in a current transaction between willing parties based on professional appraisals, offers, actual sale or disposition of assets subsequent to year end and other indications of fair value. In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which, for the Company, is generally on a store by store basis.

SELF-INSURANCE - The Company is primarily self-insured, through its captive insurance subsidiary, for workers' compensation, general liability and automobile (effective November 1, 2001) claims. The self-insurance claim liability is determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. Actuarial projections of the losses are employed due to the high degree of variability in the liability estimates. Some factors affecting the uncertainty of claims include the timeframe of development, settlement patterns, litigation and adjudication direction and medical treatment and cost trends. The liability is not discounted.

A single parent captive is used to fund the self-insurance liabilities. The captive allows greater flexibility and management control over the claims activities while earning income on the reserves.

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

In connection with the reorganization under the Plan, the Company paid $7.9 million relating to lease rejection costs and other reorganization costs of $175 thousand during fiscal 2001. The Company paid $4.1 million relating to lease rejection costs, $3.6 million in professional fees and $1.4 million in employee severance costs during fiscal 2000. The Company sold certain assets and terminated leases in fiscal 2000 for net proceeds of $3.7 million.

The Company entered into a Second Amended and Restated Loan and Security Agreement ("Revolver") with Congress Financial Corporation (Central) on August 24, 2001, which amends and restates the Amended and Restated Loan and Security Agreement dated August 7, 2000 and extends the term of the facility to August 24, 2004. The Revolver is a $50 million facility that provides for revolving credit loans and letters of credit. No more than an aggregate of $20 million of the total commitment may be drawn by the Company as letters of credit. Total availability under the Revolver is based on percentages of allowable inventory and selected real estate up to a maximum of $50 million. The terms of the Revolver provide capital expenditures up to $75 million per year and purchase money security interests and purchase money mortgage amounts to a combined maximum outstanding amount of $75 million. The Revolver is secured by a first priority security interest in selected real estate with a book value of $22.7 million and in all inventories of the Company located in its stores and distribution center in Milan, Illinois. Loans made pursuant to the Revolver bear interest at a fluctuating interest rate based, at the Company's option, on a margin over the Prime Rate or a margin over the London Interbank Offered Rate (LIBOR). The Revolver has one financial covenant relating to minimum net worth as defined by the Revolver. At February 2, 2002, the defined net worth of the Company exceeded the minimum amount by approximately $10.5 million. The Revolver also has as an event of default the actual or likely occurrence or existence of any event or circumstance which, in the lender's reasonable judgement, has a material adverse effect on the Company or the lender, as defined in the Revolver.

At February 2, 2002, the Company had $23.3 million in loans against the Revolver and no letters of credit outstanding, resulting in $21.0 million of availability remaining under the Revolver. Of the $23.3 million, $15.0 million was at an average rate of 4.28% using the LIBOR option. The remaining $8.3 million was at a rate of 5.25%. At February 3, 2001, the Company had $4.4 million in loans against the Revolver and no letters of credit outstanding, resulting in $28.2 million of availability remaining under the Revolver. The interest rate as of February 3, 2001 was 9.50%.

The Plan expenditures discussed in this section and expenditures relating to the reserve for closed stores have been funded primarily from existing cash, loans against the Revolver and proceeds from the sale of certain of the Company's assets.

Cash used by operating activities was $1.3 million for fiscal 2001 compared to cash provided of $5.3 million in fiscal 2000. The net loss and non-cash charges provided $13.8 million of cash. Working capital used $15.1 million primarily due to increases in receivables and inventories, and decreases in accrued liabilities and the reserve for closed stores, partially offset by an increase in accounts payable.

Capital expenditures, including property held for resale, were $7.4 million for fiscal 2001 compared to $7.5 million for fiscal 2000. During fiscal 2001, six major remodels were completed and no major remodels were in progress at year-end. The Company opened the first Eagle Discount Foods store on January 5, 2002. This store, a remodeled and converted Eagle store, will offer many of the same product selection, quality and service features as an Eagle Country Market, with the addition of a wall of values and lower overall prices. The Company opened the first Foodco store on November 10, 2001. This store, also a remodeled and converted Eagle Country Market store, will operate as a high standard, price impact store designed to serve the needs of value conscious customers. The Foodco store will maintain an aggressive pricing strategy while meeting the needs of the local market for product selection, quality and service.

Working capital on February 2, 2002 was $18.5 million and the current ratio was
1.29 to 1 compared to $3.3 million and 1.05 to 1 on February 3, 2001.

The following table summarizes store development and reductions:

                                  PLANNED
                                   FISCAL       FISCAL      FISCAL
                                    2002         2001        2000
                                  ---------    --------    --------
New stores                              0            0           0
Store closings and sales                0            0          20
Expansions and major remodels           3            6           3
Store count, end of year               64           64          64

The Company is planning capital expenditures of approximately $9.0 million in fiscal 2002, which is expected to be funded primarily from cash flows from operations and loans against the Revolver. The Company may also utilize sale/leaseback transactions to provide additional funding.

As of February 2, 2002, the Company owned eight operating stores and one closed store, with the closed store classified in "Property held for resale" and leased 56 operating stores and two subleased stores. Three stores were sold and leased back providing $18.5 million of proceeds during fiscal 1999. The Company sold four stores, including property, equipment and inventory, during fiscal 1999 providing $11.9 million of proceeds.

State insurance reserve requirements for funds held in escrow by third parties to satisfy claim liabilities recorded for workers' compensation, general liability and automobile claims were reduced by $1.5 million in fiscal 2001, $1.7 million in fiscal 2000, and increased by $0.7 million in fiscal 1999.

The Company repurchased $6.2 million of its Senior Notes during fiscal 2001 at a cost of $3.7 million, recording an extraordinary gain of $2.5 million. The Company repurchased $13.0 million of its Senior Notes during fiscal 2000 at a cost of $7.7 million, recording an extraordinary gain of $5.3 million. The repurchase of the Senior Notes was primarily funded from cash on hand, cash flows from operations and loans against the Revolver.

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

The following table summarizes loans and interest information for the Revolver:

                                        FISCAL 2001   FISCAL 2000    FISCAL 1999
                                        FEBRUARY 2,   FEBRUARY 3,    JANUARY 29,
                                           2002          2001            2000
                                        -----------   -----------    -----------
(DOLLARS IN MILLIONS)
Loans as of year-end                      $    23.3     $     4.4      $     -
Maximum amount outstanding during year    $    31.4     $    11.1      $   6.4
Average amount outstanding during year    $    15.4     $     2.1      $   0.2
Weighted average interest rate                  6.0%          9.8%         9.0%

The table below presents significant contractual obligations of the Company at year-end 2001:

                              Fiscal        Fiscal         Fiscal        Fiscal        Fiscal
                               2002          2003           2004          2005          2006        Thereafter       Total
                             --------     ---------      ---------     ---------     ----------     ----------    ----------
(DOLLARS IN THOUSANDS)
Senior notes                 $     -      $      -       $      -      $ 65,786      $      -       $      -      $ 65,786
Revolver                           -             -         23,325             -             -              -        23,325
Capital lease obligation       3,933         3,944          3,947         3,947         3,947         54,823        74,541
Operating leases              11,804        11,639         11,397        11,024        10,035         63,629       119,528
Reserve for closed stores        637           310            223           223           217            291         1,901
EDS technology agreement       3,439         3,439          3,439         1,433             -              -        11,750
Other                            177           165            167           134             -              -           643

Working capital and the current ratio were as follows:

                                               WORKING                CURRENT
                                               CAPITAL                 RATIO
                                              ---------             -----------
  (DOLLARS IN MILLIONS)
  February 2, 2002                            $    18.5              1.29 to 1
  February 3, 2001                            $     3.3              1.05 to 1
  January 29, 2000                            $   (70.0)             0.61 to 1

Accounts receivable increased to $9.6 million on February 2, 2002 from $7.7 million on February 3, 2001. This temporary increase relates primarily to loyalty card vendor billing which was delayed due to the implementation of a new category management and pricing system. The allowance for doubtful accounts declined to $1.2 million at the end of fiscal 2001 from $1.7 million at the end of fiscal 2000 due primarily to the writeoff of balances that were previously carried in the reserve. Inventories increased to $56.6 million at the end of fiscal 2001 from $51.5 million at the end of fiscal 2000. The increase includes higher than normal levels of general merchandise due to the transition to a new wholesaler and a milder than normal winter which affected the sale of seasonal items. The Company believes that general merchandise inventories will return to normal levels without a significant reduction in retail prices.

The Company was in compliance with all covenants in its debt agreements on February 2, 2002 and expects to be in compliance with all covenants for fiscal 2002 based on management's estimates of fiscal 2002 operating results, cash flows and capital expenditures.

Based on the current level of operations, management believes that cash on hand, cash provided by operations, loans against the Revolver and proceeds from the sale of certain of the Company's assets will provide sufficient liquidity to meet anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for the coming fiscal year. There can be no assurance, however, that Eagle's business will continue to generate cash flow at or above current levels. Risk factors that could affect business operations include, but are not limited to, the impact of competitive stores and pricing, work rules and labor and benefit costs under collective bargaining agreements, supply constraints or difficulties and availability under the Revolver.

See Item 5: Market for Registrant's Common Equity and Related Shareholder Matters for a discussion of the Company's common stock listing on the Nasdaq SmallCap Market.

INFLATION

Inflation has had only a minor effect on the operations of the Company and its internal and external sources of liquidity and working capital.

NEW ACCOUNTING STANDARDS

Existing accounting principles generally accepted in the United States of America do not provide specific guidance on the accounting for sales incentives that many companies offer to their customers. The Financial Accounting Standards Board ("FASB") Emerging Issues Task Force (EITF), a group responsible for promulgating changes to accounting policies and procedures, has issued an accounting pronouncement, EITF Issue Number 00-14, "Accounting for Certain Sales Incentives," which addresses the recognition, measurement and income statement classification for certain sales incentives offered by companies in the form of discounts, coupons or rebates. The implementation of this accounting pronouncement will require the Company to make certain reclassifications between Total Sales, Cost of Goods Sold and Selling, General and Administrative Expenses in the Company's Consolidated Statements of Operations. The effective date of EITF 00-14 is for fiscal quarters beginning after December 15, 2001. The Company will implement EITF 00-14 in the first quarter of fiscal 2002. The implementation of EITF 00-14 will not have an effect on reported Operating Income (Loss) or Net Earnings (Loss). In accordance with such implementation, the Company expects to reclassify certain prior period financial statements, for comparability purposes, having the following impact on Sales, Cost of Goods Sold and Selling, General and Administrative Expenses:

                                                  February 2,     February 3,     January 29,
(DOLLARS IN THOUSANDS)                               2002            2001             2000
                                                  -----------     -----------     -----------
Sales Decrease                                    $    60,404      $   58,408      $   51,148
Cost of Goods Sold Decrease                       $    59,954      $   57,611      $   50,223
Selling, General and Administrative Decrease      $       450      $      797      $      925

In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which was later amended by SFAS No. 137, DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, and SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, AN AMENDMENT TO SFAS NO. 133. This statement as amended establishes accounting and reporting standards for derivative instruments and all hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities at their fair values. Accounting for changes in the fair value of a derivative depends on its designation and effectiveness. For derivatives that qualify as effective hedges, the change in fair value will have no impact on earnings until the hedged item affects earnings. For derivatives that are not designated as hedging instruments or for the ineffective portion of a hedging instrument, the change in fair value will affect current period earnings. The Company implemented the statement on February 4, 2001 and there is no impact on the Company's financial statements as a result of the implementation.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No.143 requires a company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. A corresponding asset is also recorded, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 for fiscal years beginning after June 15, 2002. The Company does not expect this statement to have a material effect on its consolidated financial statements.

In August, 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED Assets. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provision of APB Opinion No 30 for the disposal of a segment of a business. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 for fiscal years beginning after December 15, 2001. Management is currently evaluating the impact this statement will have on its consolidated financial statements.

SAFE HARBOR STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

The statements under Management's Discussion and Analysis of Financial Condition and Results of Operations and the other statements in this Form 10-K which are not historical facts are forward looking statements. These forward looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the effect of economic conditions, the impact of competitive stores and pricing, availability and costs of inventory, employee costs and availability, the rate of technology change, the cost and uncertain outcomes of pending and unforeseen litigation, the availability and cost of capital, supply constraints or difficulties, the effect of the Company's accounting policies, the effect of regulatory and legal developments and other risks detailed in the Company's Securities and Exchange Commission filings.

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

The following describes information relating to the Company's instruments that are subject to interest rate risk at February 2, 2002 (dollars in millions):

Description       Contract Terms        Interest Rate       Cost      Fair Value
--------------------------------------------------------------------------------
Senior Notes      Due April 15, 2005    11% fixed           $ 65.8      $ 39.5

The Company recorded a discount of $2.1 million in conjunction with the refinancing of its Senior Notes. The discount is being amortized over the term of the Senior Notes. (See Note F of the notes to the Consolidated Financial Statements.)

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT
To the Board of Directors and Shareholders of Eagle Food Centers, Inc.:

We have audited the accompanying consolidated balance sheets of Eagle Food Centers, Inc. and subsidiaries as of February 2, 2002 and February 3, 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended February 2, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eagle Food Centers, Inc. and subsidiaries as of February 2, 2002 and February 3, 2001, and the consolidated results of their operations and cash flows for each of the years in the two-year period ended February 2, 2002 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Des Moines, Iowa
April 16, 2002

INDEPENDENT AUDITORS' REPORT
To the Board of Directors and Shareholders of Eagle Food Centers, Inc.:

We have audited the consolidated statement of operations, equity, and cash flows for the year ended January 29, 2000 of Eagle Food Centers, Inc. and subsidiaries. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations of Eagle Food Centers, Inc. and subsidiaries and their cash flows for the year ended January 29, 2000 in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or
(b) as to operations, the effect of any changes that may be made in its business.

As discussed in Note B to the financial statements, the Company changed its method of accounting for goodwill.

DELOITTE & TOUCHE LLP

Davenport, Iowa
April 14, 2000

                            EAGLE FOOD CENTERS, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                       FEBRUARY 2,               FEBRUARY 3,
                                                                         2002                       2001
                                                                      ------------             -------------
ASSETS
Current assets:
  Cash and cash equivalents                                            $   4,667                 $     263
  Restricted assets                                                        7,901                     7,271
  Accounts receivable, net of allowance for doubtful accounts
    of $1.2 million in fiscal 2001 and $1.7 million in fiscal 2000         9,553                     7,655
  Inventories, net of LIFO reserve of $8.4 million in fiscal
    2001 and  fiscal 2000                                                 56,570                    51,547
  Prepaid expenses and other                                               2,870                     2,363
                                                                      ------------             -------------
           Total current assets                                           81,561                    69,099

Property and equipment, net                                              107,307                   113,781

Other assets:
  Deferred software costs, net                                             6,740                    10,007
  Property held for resale, net                                            3,056                     3,140
  Other                                                                    1,352                     1,238
                                                                      ------------             -------------
           Total other assets                                             11,148                    14,385
                                                                      ------------             -------------
            Total assets                                               $ 200,016                 $ 197,265
                                                                      ============             =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                     $  29,236                 $  25,721
  Payroll and associate benefits                                          12,441                    11,800
  Accrued liabilities                                                     14,536                    14,029
  Reserve for closed stores                                                  364                     5,636
  Accrued taxes                                                            5,647                     7,624
  Current portion of long term debt                                          833                       942
                                                                      ------------             -------------
           Total current liabilities                                      63,057                    65,752

Long term debt:
  Senior Notes, net                                                       64,659                    70,421
  Capital lease obligations                                               33,037                    33,504

  Loan and Security Agreement                                             23,325                     4,386
  Other                                                                      466                       643
                                                                      ------------             -------------
           Total long term debt                                          121,487                   108,954
Other liabilities:
  Reserve for closed stores                                                1,302                     3,068
  Other deferred liabilities                                               7,995                     9,706
                                                                      ------------             -------------
           Total other liabilities                                         9,297                    12,774
                                                                      ------------             -------------
           Total liabilities                                             193,841                   187,480
                                                                      ------------             -------------
Shareholders' equity:
  Preferred stock, $.01 par value, 100,000 shares authorized                   -                         -
  Common stock, $.04 par value, 4,500,000 shares authorized;
    3,357,605 and 3,357,338 issued in fiscal 2001 and fiscal 2000,
    respectively                                                             134                       134
  Capital in excess of par value                                          55,464                    55,464
  Common stock in treasury, at cost, 229,351 and 159,373 shares           (2,369)                   (2,278)
  Accumulated other comprehensive income (loss)                           (1,896)                        9
  Accumulated deficit                                                    (45,158)                  (43,544)
                                                                      ------------             -------------
           Total shareholders' equity                                      6,175                     9,785
  Commitments and contingencies
                                                                      ------------             -------------
           Total liabilities and shareholders' equity                  $ 200,016                 $ 197,265
                                                                      ============             =============

               See notes to the consolidated financial statements.

                            EAGLE FOOD CENTERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                      YEAR ENDED       YEAR ENDED      YEAR ENDED
                                                      FEBRUARY 2,      FEBRUARY 3,     JANUARY 29,
                                                         2002             2001            2000
                                                    -------------   -------------- ---------------
                                                                      (53 WEEKS)
Sales                                               $   723,059      $   776,838     $   932,789

Cost of goods sold                                      535,670          578,619         690,456
                                                    -------------   -------------- ---------------
           Gross margin                                 187,389          198,219         242,333

Operating expenses:

  Selling, general and administrative                   161,235          173,942         205,820

  Store closing and asset revaluation                         -              821           8,367

  Reorganization items, net                                (830)          10,782               -

  Depreciation and amortization                          18,256           18,816          20,781
                                                    -------------   -------------- ---------------

           Operating income (loss)                        8,728           (6,142)          7,365

Interest expense                                         12,871           13,430          13,906
                                                    -------------   -------------- ---------------
Loss before extraordinary item                           (4,143)         (19,572)         (6,541)

Extraordinary item - gain on extinguishment of debt       2,529            5,286               -
                                                    -------------   -------------- ---------------

Net loss                                            $    (1,614)     $   (14,286)    $    (6,541)
                                                    =============   ============== ===============

Weighted average basic shares outstanding             3,178,109        2,969,013       2,733,972

Basic and diluted loss per common share:            $     (0.51)     $     (4.80)    $     (2.40)
                                                    =============   ============== ===============

                     See notes to the consolidated financial statements.

                            EAGLE FOOD CENTERS, INC.
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                       COMMON STOCK
                                          ---------------------------------------------------------------------------
                                                                        CAPITAL IN               TREASURY
                                                             PAR        EXCESS OF   -----------------------------
                                               SHARES       VALUE       PAR VALUE       SHARES          DOLLARS       OTHER
                                           ------------ ----------- --------------- -------------  --------------  -------------
BALANCE, JANUARY 30, 1999                     2,875,000      $  115      $   53,336       145,301     $    (2,309)    $   (140)

  Comprehensive income/(loss):

    Net loss

    Pension liability adjustment

    Change in unrealized gain/(loss)
      on marketable securities

    Total comprehensive income/(loss)

  Forgiveness of officer stock
     sale receivable                                                                                                       140

  Stock options exercised                                                                  (5,063)             81
                                       ------------------- ----------- --------------- ------------- ---------------- ----------

BALANCE, JANUARY 29, 2000                     2,875,000      $  115      $   53,336       140,238     $    (2,228)    $      -

  Comprehensive income/(loss):

    Net loss

    Pension liability adjustment

    Change in unrealized gain/(loss)
      on marketable securities

    Total comprehensive income/(loss)

Purchase of treasury stock                                                                 19,135             (50)

Issuance of stock in connection
   with senior notes
                                                482,338          19           2,128
                                       ------------------- ----------- --------------- ------------- ---------------- ----------

BALANCE, FEBRUARY 3, 2001                   $ 3,357,338      $  134      $   55,464       159,373     $    (2,278)    $      -

  Comprehensive income/(loss):

    Net loss

    Pension liability adjustment

    Change in unrealized gain/(loss)
      on marketable securities

    Total comprehensive income/(loss)

Purchase of treasury stock                                                                 69,978             (91)

Issuance of stock in connection
   with senior notes                                267

                                       ------------------- ----------- --------------- ------------- ---------------- ----------

BALANCE, FEBRUARY 2, 2002                     3,357,605      $  134      $    5,464       229,351     $    (2,369)    $      -
                                       =================== =========== =============== ============= ================ ==========

                                                            ACCUMULATED
                                                               OTHER
                                          ACCUMULATED       COMPREHENSIVE             TOTAL
                                           DEFICIT         INCOME/(LOSS)             EQUITY
                                        ------------- -------------------     ---------------
BALANCE, JANUARY 30, 1999                 $   (22,663)           $    47           $   28,386

  Comprehensive income/(loss):

    Net loss                                   (6,541)

    Pension liability adjustment                                     176

    Change in unrealized gain/(loss)
      on marketable securities                                      (210)

    Total comprehensive income/(loss)                                                  (6,575)

  Forgiveness of officer stock
     sale receivable                                                                      140

  Stock options exercised                         (54)                                     27
                                         ---------------        ------------    --------------

BALANCE, JANUARY 29, 2000                 $   (29,258)           $    13           $   21,978

  Comprehensive income/(loss):

    Net loss                                  (14,286)

    Pension liability adjustment                                    (129)

    Change in unrealized gain/(loss)
      on marketable securities                                       125

    Total comprehensive income/(loss)                                                 (14,290)

Purchase of treasury stock                                                                (50)

Issuance of stock in connection
   with senior notes
                                                                                        2,147
                                       -------------------------------------------------------

BALANCE, FEBRUARY 3, 2001                 $   (43,544)                 9           $    9,785

  Comprehensive income/(loss):

    Net loss                                   (1,614)

    Pension liability adjustment                                  (1,789)

    Change in unrealized gain/(loss)
      on marketable securities                                      (116)

    Total comprehensive income/(loss)                                                  (3,519)

Purchase of treasury stock                                                                (91)

Issuance of stock in connection
   with senior notes

                                         ---------------        ------------    --------------

BALANCE, FEBRUARY 2, 2002                 $   (45,158)           $(1,896)          $   6 ,175
                                         ===============        ============    ==============

               See notes to the consolidated financial statements.

                            EAGLE FOOD CENTERS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                          YEARS ENDED
                                                         -------------- --------------- --------------
                                                          FEBRUARY 2,    FEBRUARY 3,     JANUARY 29,
                                                             2002            2001            2000
                                                         -------------- --------------- --------------
                                                                           (53 WEEKS)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                  $     (1,614)    $   (14,286)     $   (6,541)
Adjustments to reconcile net loss to

net cash flows from operating activities:

   Extraordinary gain on extinguishment of debt                 (2,529)         (5,286)              -

   Depreciation and amortization                                18,256          18,816          20,781

   Store closing, asset revaluation and lease termination       (1,005)          7,354           8,367

   LIFO (credit) charge                                             95          (1,215)           (735)

   Deferred charges and credits                                    791             869             707

   Gain on disposal of assets                                     (225)           (987)         (1,414)

Changes in assets and liabilities:

   Receivables and other assets                                 (3,194)          6,626          (3,003)

   Inventories                                                  (5,118)         16,358           8,114

   Accounts payable                                              3,515         (10,644)        (11,069)

   Accrued and other liabilities                                (4,080)         (4,215)         (9,677)

   Principal payments on reserve for closed stores              (6,207)         (8,124)         (2,303)
                                                         -------------- --------------- --------------

       Net cash flows from operating activities                 (1,315)          5,266           3,227
                                                         -------------- --------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Sales (purchases) of marketable securities, net                (821)           (653)          3,218

   Additions to property and equipment                          (7,374)         (7,538)        (22,710)

   Additions to property held for resale                            (4)              -          (6,100)

   Cash proceeds from sale/leasebacks or dispositions
       of property and equipment                                    71           3,974          11,418

   Cash proceeds from sale/leasebacks or dispositions
        of property held for resale                                  -             246          18,903
                                                         -------------- --------------- --------------
        Net cash flows from investing activities                (8,128)         (3,971)          4,729
                                                         -------------- --------------- ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Deferred financing costs                                       (370)           (337)              -

   Principal payments on capital lease obligations                (900)           (923)         (1,173)

   Principal payments on senior notes                           (3,731)        (22,666)              -

   Net revolving loans                                          18,939           4,386               -

   Purchase of treasury stock                                      (91)            (50)              -
                                                         -------------- --------------- ---------------
       Net cash flows from financing activities                 13,847         (19,590)         (1,173)
                                                         -------------- --------------- ---------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                          4,404         (18,295)          6,783

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     263          18,558          11,775
                                                         -------------- --------------- ---------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                  $      4,667     $       263      $   18,558
                                                         ============== =============== ===============

               See notes to the consolidated financial statements.

                            EAGLE FOOD CENTERS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED FEBRUARY 2, 2002, FEBRUARY 3, 2001, AND JANUARY 29, 2000

NOTE A - ORGANIZATION - Eagle Food Centers, Inc. (the "Company"), a Delaware corporation, is engaged in the operation of retail food stores, with 64 stores in northern and central Illinois and eastern Iowa.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

FISCAL YEAR - The Company's fiscal year ends on the Saturday closest to January 31st. Fiscal 2001 was a 52-week year ending on February 2, 2002, fiscal 2000 was a 53-week year ending on February 3, 2001 and fiscal 1999 was a 52-week year ending January 29, 2000.

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

The Company's common stock began trading on the Nasdaq SmallCap Market on May 15, 2001. On June 27, 2001 the Shareholders of Eagle Food Centers, Inc. approved an amendment to the Company's Certificate of Incorporation to accomplish a reverse stock split. This was effective on June 29, 2001 and resulted in each four outstanding shares of the Company's common stock being automatically reclassified and changed into one share of the Company's common stock. Prior period common stock information has been presented on a comparative basis.

Nasdaq staff again informed the Company, by letter dated February 14, 2002, that it had not maintained a minimum bid price of $1.00 per share over 30 consecutive trading days as required for continued listing on the Nasdaq SmallCap Market. Nasdaq staff has given the Company until August 13, 2002 to regain compliance with the minimum closing bid price of $1.00 per share for ten consecutive trading days. The Company will be granted an additional 180 days to achieve the minimum closing bid price requirement, after August 13, 2002, if Nasdaq staff determines the Company meets the initial listing criteria for the Nasdaq SmallCap Market, which are stockholder's equity of $5 million, market capitalization of $50 million or net income of $750,000 (excluding extraordinary or non-recurring items) in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.

If the Company's common stock is not listed for trading on the Nasdaq SmallCap Market, trading of the common stock would likely be on the OTC Bulletin Board or similar quotation system. Inclusion of the Company's common stock on the OTC Bulletin Board or similar quotation system could adversely affect the liquidity of the Company's common stock and may impact the public's perception of the Company. There can be no assurance that delisting would not have a material adverse effect on liquidity or business operations.

REVENUE RECOGNITION - Revenue is recognized at the point of sale.

CASH AND CASH EQUIVALENTS-- The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be a cash equivalent. Cash and cash equivalents were $4.7 million and $0.3 million as of February 2, 2002 and February 3, 2001, respectively.

RESTRICTED ASSETS-- Restricted assets are comprised of marketable securities and cash held in escrow by third parties. Marketable securities are restricted to satisfy state insurance reserve requirements related to claim liabilities recorded for workers' compensation, general liability and automobile (effective November 1, 2001) claims; such claim liability reserves are classified as current.

The Company has classified its entire holdings of marketable securities as available for sale reflecting management's intention to hold such securities for indefinite periods of time. Such securities are reported at fair value and the difference between cost and fair value is reported as a separate component of shareholders' equity until gains and losses are realized. Such amount is a component in the "Accumulated other comprehensive income" caption of shareholders' equity. The decline in market value of any security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

ACCOUNTS RECEIVABLE - Accounts receivable are recorded at cost, less the related allowance for doubtful accounts. The allowance is based on management's evaluation of accounts receivable considering current information and events regarding the debtors' ability to repay. The activity in the allowance for doubtful accounts for the years ended February 2, 2002, February 3, 2001 and January 29, 2000 follows:

                                                      YEAR ENDING        YEAR ENDING        YEAR ENDING
            (In Thousands)                         FEBRUARY 2, 2002   FEBRUARY 3, 2001   JANUARY 29, 2000
                                                   -----------------  -----------------  -----------------

            Balance at beginning of year             $       (1,668)    $        (1,388)   $        (1,294)

            Bad debt provision                                   (2)               (323)              (103)

            Writeoffs                                           510                  43                  9

                                                    ----------------   -----------------  -----------------
            Balance at end of year                   $       (1,160)    $        (1,668)   $        (1,388)
                                                    ================   =================  =================

INVENTORIES- Inventories are stated at the lower of cost or market. Cost is determined through use of the last-in, first-out ("LIFO") method, for substantially all inventories, applied to inventory values determined primarily by the retail inventory method ("RIM") for store inventories and the weighted average inventory method for warehouse inventories.

Under RIM the valuation of inventories are at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to sales. Inherent in the RIM calculations are certain management judgments and estimates, including shrinkage, which could impact the ending inventory valuation at cost, as well as the resulting gross margins. RIM is an averaging method that has been widely used in the retail industry due to its practicality.

The current cost of the inventories was greater than the LIFO value by $8.4 million at February 2, 2002 and February 3, 2001. During fiscal 2000 and fiscal 1999, inventory quantities were reduced primarily due to store closures, which resulted in a liquidation of certain LIFO layers carried at lower costs than prevailed in prior years. The effect of the layer liquidation for fiscal 2000 and fiscal 1999 was to decrease cost of goods sold by $2.1 million and $0.9 million, respectively, below the amounts that would have resulted from liquidating inventory at February 3, 2001 and January 29, 2000.

PROPERTY AND EQUIPMENT- Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed by using the straight-line method over the estimated useful lives of buildings, fixtures and equipment. Leasehold costs and improvements are amortized over their estimated useful lives or the remaining original lease term, whichever is shorter. Leasehold interests are generally amortized over the lease term plus expected renewal periods or 25 years, whichever is shorter. Property acquired under capital lease is amortized on a straight-line basis over the shorter of the estimated useful life of the property or the original lease term.

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

DEFERRED SOFTWARE COSTS--Software costs are generally amortized over five years beginning when the software is placed in service. Deferred software balances were $6.7 million and $10.0 million as of February 2, 2002 and February 3, 2001, respectively; net of accumulated amortization of $14.4 million and $10.4 million, respectively.

SELF-INSURANCE-- The Company is primarily self-insured, through its captive insurance subsidiary, for workers' compensation, general liability and automobile (effective November 1, 2001) claims. The self-insurance claim liability is determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. Actuarial projections of the losses are employed due to the high degree of variability in the liability estimates. Some factors affecting the uncertainty of claims include the timeframe of development, settlement patterns, litigation and adjudication direction and medical treatment and cost trends. The liability is not discounted.

A single parent captive is used to fund the self-insurance liabilities. The captive allows greater flexibility and management control over the claims activities while earning income on the reserves.

Self-insurance claim liabilities of $6.1 million as of February 2, 2002 and $6.6 million as of February 3, 2001 are included in the "Accrued liabilities" caption of the balance sheet.

STORE CLOSING AND ASSET REVALUATION-- In the event the performance or utilization of underperforming stores and underutilized facilities cannot be improved, management may decide to close, sell or otherwise dispose of such stores or facilities. A charge for store closing and asset revaluation is provided when management has reached the decision to close, sell or otherwise dispose of such stores within one year and the costs can be reasonably estimated. The charge for store closing arises primarily from (a) the discounted value of future lease commitments in excess of the discounted value of estimated sublease revenues, (b) store closing costs, (c) elimination of any goodwill identified with such stores to be closed and (d) revaluing fixed assets to estimated fair values when assets are impaired, or to net realizable value for assets to be disposed of (see Long-Lived Assets above). Discount rates have been determined at the time a store was added to the closed store reserve and have not been changed to reflect subsequent changes in rates. The Company's policy is to use a risk-free rate of return for a duration equal to the remaining lease term at the time the reserve was established. The average discount rate used for reserves established in fiscal 2000 and 1999 was 6.3% and 5.2%, respectively.

The provision for store closing and asset revaluation includes the charges discussed in Note D of notes to Consolidated Financial Statements for the year ended January 29, 2000, asset impairment charges for underperforming stores that are not being closed, sold or otherwise disposed of (see LONG-LIVED ASSETS above), goodwill impairment charges (see EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED ("GOODWILL") above). The components of the provision for the years ended February 2, 2002, February 3, 2001, and January 29, 2000 were as follows:

                                                         YEAR ENDED    YEAR ENDED     YEAR ENDED
                                                         FEBRUARY 2,   FEBRUARY 3,    JANUARY 29,
                                                            2002          2001           2000
                                                      -------------  -------------  ---------------
(DOLLARS IN THOUSANDS)

Provision for store closing and asset revaluation        $      -       $      -       $   1 ,664
Asset impairment charges for underperforming stores             -            821            4,571
Goodwill impairment charge                                      -              -            2,132
                                                      -------------  -------------  ---------------
Total                                                    $      -       $    821       $    8,367
                                                      =============  =============  ===============

REORGANIZATION ITEMS, NET - A summary of costs recognized during the fiscal years ended February 2, 2002 and February 3, 2001 is as follows:

                                             YEAR ENDED       YEAR ENDED
                                             FEBRUARY 2,      FEBRUARY 3,
                                                2002             2001
                                            ------------     ------------
(DOLLARS IN THOUSANDS)
Store closing and asset revaluation         $  (1,005)       $   6,533
Employee termination benefits                      16            1,361
Professional fees                                 166            3,608
Net realized gains on sale/disposal of
  leases and equipment and release of
  capital leases                                    -             (944)
Other                                              (7)             224
                                            ============     ============
  Total                                     $    (830)       $  10,782
                                            ============     ============

EMPLOYEE TERMINATION BENEFITS - In connection with the Bankruptcy Case, the Company recognized $1.4 million in employee termination benefits during fiscal 2000, representing severance costs for 353 employees terminated as a result of the store closings under the provisions of the Plan.

PROFESSIONAL FEES - Professional fees relate to legal, accounting, consulting and other professional costs directly attributable to the Bankruptcy Case and have been expensed as incurred.

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

ADVERTISING EXPENSE - The Company's advertising costs, including radio and television production costs, are expensed as incurred and included in the "Selling, general and administrative" caption of the Consolidated Statements of Operations. The components of advertising expense are as follows:

                               GROSS ADVERTISING               CO-OP CREDITS               NET ADVERTISING
                            -----------------------       ------------------------      ----------------------
                             DOLLARS    % OF SALES         DOLLARS    % OF SALES         DOLLARS   % OF SALES
  (DOLLARS IN THOUSANDS)
  Fiscal 2001                $ 11,601       1.6 %        $  9,034         1.3%         $  2,567       0.3 %
  Fiscal 2000                $ 11,695       1.5 %        $ 10,620         1.4%         $  1,075       0.1 %
  Fiscal 1999                $ 14,862       1.6 %        $ 14,594         1.6%         $    268         -

INCOME TAXES - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when there is uncertainty of future recoverability.

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

NEW ACCOUNTING STANDARDS -

Existing accounting principles generally accepted in the United States of America do not provide specific guidance on the accounting for sales incentives that many companies offer to their customers. The Financial Accounting Standards Board ("FASB") Emerging Issues Task Force (EITF), a group responsible for promulgating changes to accounting policies and procedures, has issued an accounting pronouncement, EITF Issue Number 00-14, "Accounting for Certain Sales Incentives," which addresses the recognition, measurement and income statement classification for certain sales incentives offered by companies in the form of discounts, coupons or rebates. The implementation of this accounting pronouncement will require the Company to make certain reclassifications between Total Sales, Cost of Goods Sold and Selling, General and Administrative Expenses in the Company's Consolidated Statements of Operations. The effective date for EITF 00-14 is for fiscal quarters beginning after December 15, 2001. The Company will implement EITF 00-14 in the first quarter of fiscal 2002. The implementation of EITF 00-14 will not have an effect on reported Operating Income (Loss) or Net Earnings (Loss). In accordance with such implementation, the Company expects to reclassify certain prior period financial statements, for comparability purposes, having the following impact on Sales, Cost of Goods Sold and Selling, General and Administrative Expenses:

                                               FEBRUARY 2,    FEBRUARY 3,     JANUARY 29,
(DOLLARS IN THOUSANDS)                            2002            2001           2000
                                              -------------- --------------- --------------
Sales Decrease                                 $  60,404        $   58,408      $  51,148
Cost of Goods Sold Decrease                    $  59,954        $   57,611      $  50,223
Selling, General and Administrative Decrease   $     450        $      797      $     925

In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which was later amended by SFAS No. 137, DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, and SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, AN AMENDMENT TO SFAS NO. 133. This statement as amended establishes accounting and reporting standards for derivative instruments and all hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities at their fair values. Accounting for changes in the fair value of a derivative depends on its designation and effectiveness. For derivatives that qualify as effective hedges, the change in fair value will have no impact on earnings until the hedged item affects earnings. For derivatives that are not designated as hedging instruments or for the ineffective portion of a hedging instrument, the change in fair value will affect current period earnings. The Company implemented the statement on February 4, 2001 and there is no impact on the Company's financial statements as a result of the implementation.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No.143 requires a company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. A corresponding asset is also recorded, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 for fiscal years beginning after June 15, 2002. The Company does not expect this statement to have a material effect on its consolidated financial statements.

In August, 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED Assets. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provision of APB Opinion No 30 for the disposal of a segment of a business. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 for fiscal years beginning after December 15, 2001. Management is currently evaluating the impact this statement will have on its consolidated financial statements.

NOTE C - CONSOLIDATED STATEMENTS OF CASH FLOWS

For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                       SUPPLEMENTAL CASH FLOW INFORMATION

                                                         2001          2000            1999
                                                     ------------   -----------    -------------
(DOLLARS IN THOUSANDS)
Cash paid for interest                                $    12,378    $    13,173     $    13,514
Non-cash additions to property and equipment and
  capital lease obligation                                    533              -          18,536
Non-cash reductions in property and equipment                 215              -          11,928
Non-cash reductions in capital lease obligation               386              -          12,524
Treasury stock issued                                           -              -              81
Non-cash transfer from property held for resale to
  property and equipment, net                                   -          4,163               -
Non-cash transfer from closed store reserve to
  property and equipment                                        -              -             763
Additions to property and equipment and debt                    -            103             878
Unrealized gain (loss) on marketable securities              (116)           125            (210)
Stock issued to New Senior Note holders                         -          2,147               -

NOTE D - RESERVE FOR CLOSED STORES

An analysis of activity in the reserve for closed stores for the years ended February 2, 2002, February 3, 2001 and January 29, 2000 is as follows:

                                                                FEBRUARY 2,     FEBRUARY 3,    JANUARY 29,
                                                                    2002           2001            2000
                                                                 ----------      ---------     ----------
(IN THOUSANDS)
Balance at beginning of year                                     $  8,704        $  9,986      $  10,736

Payments, primarily rental payments, net of sublease rentals of $280 in fiscal 2001, $636 in fiscal 2000 and $1,313
  in fiscal 1999                                                   (6,207)         (8,124)        (2,303)

Amount classified as a direct reduction of fixed assets                 -               -           (763)

Interest cost                                                         174             309            652

Provision for store closing and asset revaluation                  (1,005)          6,533          1,664
                                                                 ----------      ---------     ----------

Balance at end of year (including $0.4 million, $5.6 million
  and $3.1 million, respectively, classified as current)         $  1,666        $  8,704      $   9,986
                                                                 ==========      =========     ==========

The provision for store closing and asset revaluation is classified in the Consolidated Statements of Operations under the caption "Reorganization items, net" for fiscal 2001 and fiscal 2000 and the caption "Store closing and asset revaluation" for fiscal 1999.

During fiscal 2001, the Company benefited $1.0 million from the favorable settlement of leases included in the reserve at the end of fiscal 2000. Fourteen of the 17 stores included in the reserve at the end of fiscal 2000 were either terminated or expired during the year. An agreement to terminate one additional store, included in the Reserve for Closed Stores, was reached prior to the end of fiscal 2001, with the payment in fiscal 2002.

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

The reserve at February 2, 2002 represents estimated future cash outflows primarily related to the present value of net future rental payments. It is management's opinion that the reserve will be adequate to cover continuing costs for the existing closed stores.

At the end of fiscal year 2001, the reserve included estimated net future costs for one closed store and sublease subsidies for two closed stores. At the end of fiscal 2000, the reserve included estimated net future costs for 15 closed stores and sublease subsidies for two other closed stores.

A rollforward presentation of the number of stores in the closed store reserve for fiscal years 2001, 2000 and 1999 is as follows:

                                                                FISCAL            FISCAL            FISCAL
                                                                 2001              2000              1999
                                                             --------------    -------------     -------------
Number of stores in reserve at beginning of year                     17                18                16
Leases terminated or expired                                        (14)              (16)               (1)
Stores added to the closed store reserve                              0                15                 3
                                                             --------------    -------------     -------------
Number of stores in reserve at end of year                            3                17                18
                                                             ==============    =============     =============

See Note B of the notes to the Consolidated Financial Statements under the captions STORE CLOSING AND ASSET REVALUATION, and REORGANIZATION ITEMS, NET.

NOTE E - PROPERTY AND EQUIPMENT

The investment in property and equipment is as follows:

                                                                FEBRUARY 2,             FEBRUARY 3,
                                                                    2002                    2001
                                                              ---------------         -------------
(IN THOUSANDS)
Land                                                          $     5,732              $    5,732
Buildings                                                          25,325                  25,322
Leasehold costs and improvements                                   40,778                  37,514
Fixtures and equipment                                            125,249                 122,511
Leasehold interests                                                15,852                  16,101
Property under capital leases                                      37,025                  37,435
                                                              ---------------         -------------
Total                                                             249,961                 244,615
Less accumulated depreciation and amortization                   (142,654)               (130,834)
                                                              ---------------         -------------
Property and equipment (net)                                  $   107,307              $  113,781
                                                              ===============         =============

As of February 2, 2002, the Company owned eight operating stores and one closed store, with the closed store classified in "Property Held for Resale." The leased stores include 56 operating stores and two subleased stores. Of these 58 leased stores, nine are capital leases included in Property and Equipment.

Property under capital leases represents capital leases for land, buildings and improvements. The capital leases have 22-25 year terms with up to six five-year renewal options. The gains on the sale of these properties have been deferred and are amortized over the life of the original lease term. The Company eliminated one capital lease during fiscal 2001. Accumulated amortization for property under capital leases as of February 2, 2002 was $7.5 million and as of February 3, 2001 was $6.7 million. Amortization of the capital lease assets are included in the caption "Depreciation and amortization" in the Consolidated Statements of Operations.

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense was $14.2 million, $14.8 million and $17.3 million for fiscal years 2001, 2000 and 1999 respectively. The useful lives of the various classes of assets are as follows:

      Buildings                           20-25 years

      Fixtures and Equipment               2-12 years

      Leasehold Costs & Improvements       5-23 years

      Leasehold interests                 12-25 years

      Property under capital lease        Shorter of economic life or lease term

In fiscal year 2000, the Company reclassed one store with a book value of $6.7 million from "Property Held for Resale" to "Property and Equipment (Net).

NOTE F - LONG-TERM DEBT

Long-term debt consists of the following:

                                                            FEBRUARY 2,                FEBRUARY 3,
                                                               2002                       2001
                                                        --------------------       -----------------
(IN THOUSANDS)
11% Senior Notes, net                                       $   64,659                  $  70,421
Capital leases (Note H)                                         33,693                     34,281
Loan and Security Agreement                                     23,325                      4,386
Other                                                              643                        808
                                                        --------------------       -----------------
Less current maturities                                        122,320                    109,896
Total long-term debt                                               833                        942
                                                        --------------------       -----------------
                                                            $  121,487                  $ 108,954
                                                        ====================       =================

The maturities of long-term debt, including capital lease obligations are: fiscal year 2002 - $0.8 million, fiscal year 2003 - $0.9 million, fiscal year 2004 - $24.3 million, fiscal year 2005 - $65.7 million and fiscal year
2006 - $1.0 million.

The Senior Notes have the following material terms and conditions; (i) maturity date of April 15, 2005, (ii) an interest rate of 11%, (iii) a $15 million repayment of outstanding principal by the Company on August 7, 2000, and (iv) the Company may, at its option and with no prepayment penalty, redeem the Senior Notes at any time at 100% of the principal amount outstanding at the time of redemption.

In addition, under the Plan, the Company agreed to issue 15% of fully-diluted common stock of the Company (482,605 shares) to the holders of the Senior Notes, of which 10% would have been returned to the Company if the Company was sold or the debt was retired prior to October 15, 2001. If the Company is sold or the debt is retired prior to October 15, 2002, 5% of the common stock will be returned to the Company. None of the common stock will be returned to the Company if the Company is not sold or the debt retired prior to October 15, 2002. The shares were recorded at fair value in the amount of $2.1 million with the offsetting amount recorded as a discount against the Senior Notes. The indenture relating to the 11% Senior Notes contains provisions as well as certain restrictions relating to certain asset dispositions, sale/leaseback transactions, payment of dividends, repurchase of equity interests, incurrence of additional indebtedness and liens, and certain other restricted payments.

The Company repurchased $6.2 million of its Senior Notes during fiscal 2001 at a cost of $3.7 million, recording an extraordinary gain of $2.5 million. The balance of the Senior Notes on February 2, 2002 was $65.8 million less unamortized discount of $1.1 million. The Company repurchased $13.0 million of its Senior Notes during fiscal 2000 at a cost of $7.7 million, recording an extraordinary gain of $5.3 million. The balance of the Senior Notes on February 3, 2001 was $72.0 million less unamortized discount of $1.6 million. The effective interest rate on the Senior Notes is 11.5%. The repurchase of the Senior Notes was primarily funded with cash on hand, cash from Company operations and loans against the Revolver.

The Company entered into a Second Amended and Restated Loan and Security Agreement ("Revolver") with Congress Financial Corporation (Central) on August 24, 2001, which amends and restates the Amended and Restated Loan and Security Agreement dated August 7, 2000 and extends the term of the facility to August 24, 2004. The Revolver is a $50 million facility that provides for revolving credit loans and letters of credit. No more than an aggregate of $20 million of the total commitment may be drawn by the Company as letters of credit. Total availability under the Revolver is based on percentages of allowable inventory and selected real estate up to a maximum of $50 million. The terms of the Revolver provide for capital expenditures up to a maximum of $75 million per year and purchase money security interests and purchase money mortgage amounts to a combined maximum outstanding amount of $75 million. The Revolver is secured by a first priority security interest in selected real estate with a book value of $22.7 million and in all inventories of the Company located in its stores and distribution center in Milan, Illinois. Loans made pursuant to the Revolver bear interest at a fluctuating interest rate based, at the Company's option, on a margin over the Prime Rate or a margin over the London Interbank Offered Rate (LIBOR). The Revolver has one financial covenant relating to minimum net worth as defined by the Revolver. At February 2, 2002, the defined net worth of the Company exceeded the minimum amount by approximately $10.5 million. The Revolver also has as an event of default for the actual or likely occurrence or existence of any event or circumstance which, in the lender's reasonable judgement, has a material adverse effect on the Company or the lender, as defined in the Revolver.

At February 2, 2002, the Company had $23.3 million in loans against the Revolver and no letters of credit outstanding, resulting in $21.0 million of availability under the Revolver. Of the $23.3 million, $15.0 million was at an average rate of 4.28% using the LIBOR option. The remaining $8.3 million was at a rate of 5.25%. At February 3, 2001, the Company had $4.4 million in loans against the Revolver and no letters of credit outstanding, resulting in $28.2 million of availability under the Revolver. The interest rate as of February 3, 2001 was 9.50%.

The Company was in compliance with all covenants in its debt agreements on February 2, 2002 and expects to be in compliance with all covenants for fiscal 2002 based on management's estimates of fiscal 2002 operating results, cash flows and capital expenditures.

NOTE G - TREASURY STOCK

The following summarizes the treasury stock activity for the three years in the period ended February 2, 2002:

                                                             SHARES           DOLLARS           AVERAGE
                                                        -----------------  ---------------   --------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE INFORMATION)
Balance January 30, 1999                                     145,301         $  2,309          $  15.88
Issued                                                         5,063               81          $  15.88
                                                            ---------        ---------

Balance January 29, 2000                                     140,238         $  2,228          $  15.89
Purchased                                                     19,135               50          $   2.60
                                                            ---------        ---------
Balance February 3, 2001                                     159,373         $  2,278          $  14.28
Purchased                                                     69,978               91          $   1.30
                                                            ---------        ---------
                                                             229,351         $  2,369          $  10.33
                                                            =========        =========

During fiscal 1995 the Company sold 31,250 shares of treasury stock to its Chief Executive Officer Robert J. Kelly for $9.00 per share (market value at date of sale adjusted for reverse stock split) in exchange for a note receivable, which was recorded in the "Other" caption of shareholders' equity and deducted from equity until the remaining balance of $140,625 was forgiven in fiscal 1999. The fiscal 1999 forgiveness of the note was recorded as compensation expense and is included in the caption "Selling, general and administrative" in the Company's Consolidated Statements of Operations.

The difference between the average share price of treasury stock and exercise of stock options is charged or credited to accumulated deficit.

NOTE H - LEASES AND LONG-TERM CONTRACTS

Fifty-six operating stores and two subleased stores were leased at February 2, 2002, many of which have renewal options for periods ranging from five to 30 years. Some provide the option to acquire the property at certain times during the initial lease term for approximately its estimated fair market value at that time, and some require the Company to pay taxes, common area maintenance and insurance on the leased property. The Company also leases its central distribution facility under a lease expiring February 28, 2007. Rent expense consists of:

                                                                             YEAR ENDED
                                                         ---------------------------------------------------
                                                           FEBRUARY 2,      FEBRUARY 3,       JANUARY 29,
                                                               2002             2001             2000
                                                         -------------      ------------      --------------
(IN THOUSANDS)
Minimum rent under operating leases                       $     11,564      $     13,531      $     16,798
Additional rent based on sales                                      88                98               110
Less rentals received on noncancelable subleases                  (284)             (251)             (372)
                                                         ---------------------------------------------------
                                                          $     11,368      $     13,378      $     16,536
                                                         ===================================================

Future minimum lease payments under non-cancelable operating and capital leases as of February 2, 2002 are as follows:

                                                                      OPERATING         CAPITAL
                                                  (IN THOUSANDS)        LEASES          LEASES
                                                                    ------------      -----------
                                                            2002    $     11,804      $     3,933
                                                            2003          11,639            3,944
                                                            2004          11,397            3,947
                                                            2005          11,024            3,947
                                                            2006          10,035            3,947
                                                      Thereafter          63,629           54,823
                                                                    ------------      -----------
                                    Total minimum lease payments    $    119,528      $    74,541
                                                                    ============
                               Less amount representing interest                           40,848
                                                                                      -----------
      Present value of minimum capital lease payments, including
            $656 classified as current portion of long-term debt                      $    33,693
                                                                                      ===========

The operating and capital lease future minimum lease payments do not include gross minimum commitments of $1.9 million for closed stores, the present value of which (net of estimated sublease payments) is included in the Consolidated Balance Sheet caption "Reserve for closed stores."

The Company outsources its Information Systems function to EDS to assume complete responsibility for the Company's information systems. The Company signed a new Services Agreement with EDS on July 1, 2000 with a term of five years. The agreement has provisions for inflationary increases. The obligation based on current rates is: fiscal year 2002 - $3.4 million, fiscal year 2003 - $3.4 million, fiscal year 2004 - $3.4 million, and fiscal year 2005 - $1.4 million. Either party may terminate the Services Agreement at any time after the first three contract years by giving the other party at least ninety days written notice designating the termination date.

NOTE I - INCOME TAXES

The provision for income taxes for the years ended February 2, 2002, February 3, 2001 and January 29, 2000 were $0.

The differences between income tax benefit at the statutory Federal income tax rate and income tax benefit before extraordinary item reported in the Consolidated Statements of Operations are as follows:

                                                                            YEAR ENDED
                                                       -----------------------------------------------------
                                                          FEBRUARY 2,        FEBRUARY 3,       JANUARY 29,
                                                             2002               2001              2000
                                                       ----------------   ----------------   ---------------
(IN THOUSANDS)
Income tax benefit before extraordinary item
  at statutory Federal tax rate of 35%                    $     (1,450)     $     (6,850)     $     (2,289)
Surtax exemption                                                    41               196                65
State income taxes, net of Federal benefit                        (249)             (785)             (207)
Change in valuation allowance                                    1,653             7,064             2,905
Other                                                                5               375              (474)
                                                          ------------      ------------      --------------
      Total                                               $          -      $          -      $          -
                                                          ============      ============      ==============

Deferred tax assets and liabilities arise because of differences between the financial accounting bases of assets and liabilities and their respective tax bases and tax credit and net operating loss carryforwards. Deferred income tax assets and liabilities are comprised of the following significant temporary differences:

                                                                 FEBRUARY 2,             FEBRUARY 3,
                                                                    2002                    2001
                                                               ---------------         ---------------
(IN THOUSANDS)
Deferred Tax Assets:
 Store closing                                                  $        693            $      3,528
 Accrued reserves                                                      1,992                   2,414
 Deferred revenues                                                     1,256                   1,607
 Associate benefits                                                      507                     196
 Tax credit and net operating loss carryforwards                      34,058                  28,110
 Valuation allowance                                                 (20,235)                (18,951)
                                                               ---------------         ---------------
      Total                                                     $     18,271            $     16,904
                                                               ===============         ===============

Deferred Tax Liabilities:
 Property and equipment                                         $     14,578            $     14,329
 Other, net                                                            3,693                   2,575
                                                               ---------------         ---------------
      Total                                                     $     18,271            $     16,904
                                                               ===============         ===============

Net deferred tax asset                                          $          -            $          -
                                                               ===============         ===============

Valuation allowances have been established for the entire amount of the net deferred tax assets as of February 2, 2002 and February 3, 2001, due to the uncertainty of future recoverability.

The tax credit carryforwards of $0.9 million expire at various dates from 2002 through the year 2010; alternative minimum tax credit carryforwards of $5.7 million have no expiration date. Net operating loss carryforwards totaled $68.6 million at February 2, 2002 and expire at various dates from 2009 through the year 2021.

NOTE J - ASSOCIATE BENEFIT PLANS

RETIREMENT PLANS

Substantially all associates of the Company are covered by trusteed, non-contributory retirement plans of the Company or by various multi-employer retirement plans under collective bargaining agreements.

The Company's defined benefit plans covering salaried and hourly associates provide benefits that are based on associates' compensation during years of service. The Company's policy is to fund no less than the minimum required under the Employee Retirement Income Security Act of 1974. During the years ended February 2, 2002, February 3, 2001, and January 29, 2000, pension costs under the plans totaled $16 thousand, $646 thousand and $714 thousand, respectively.

Net periodic pension cost under the Milan Office and Non-Foods Warehouse Retirement Plan ("Milan Plan") and the Eagle Food Centers, Inc. Associate Pension Plan ("Eagle Plan") includes the following benefit and cost components for the years ended February 2, 2002, February 3, 2001 and January 29, 2000:

                                                                             YEAR ENDED
                                                          ------------------------------------------------
                                                           FEBRUARY 2,       FEBRUARY 3,       JANUARY 29,
                                                              2002              2001              2000
                                                          -------------     -------------     -------------
(IN THOUSANDS)
Service cost                                              $         34      $        607      $        624
Interest cost                                                      956               926               863
Expected return on plan assets                                  (1,018)             (923)             (809)
Amortization of prior service cost                                  44                36                36
                                                          -------------     -------------     -------------
Net periodic pension cost                                 $         16      $        646      $        714
                                                          =============     =============     =============

The amounts included within other comprehensive income arising from a change in the additional minimum pension liability are a loss of $1.8 million at February 2, 2002, a loss of $129 thousand at February 3, 2001 and income of $176 thousand at January 29, 2000.

During 2000, the Eagle Plan provided an early retirement window and was frozen as of December 31, 2000. No future benefits will accrue after that date. This action resulted in a curtailment gain of $780 thousand offset by unrecognized prior service costs and unrecognized net loss on plan assets of $387 thousand and additional termination benefits of $89 thousand.

The changes in benefit obligation and plan assets, the funded status and amounts recognized in the Company's Consolidated Balance Sheets for the Milan Plan and Eagle Plan, as of the measurement dates of December 31, 2001 and 2000 and reflected in the financial statements at February 2, 2002 and February 3, 2001, respectively, are as follows:

                                                                 FEBRUARY 2,             FEBRUARY 3,
(IN THOUSANDS)                                                      2002                     2001
                                                               --------------          --------------
CHANGE IN BENEFIT OBLIGATION
 Balance at January 1, 2001 and 2000                            $     12,994            $     12,717
 Service cost                                                             34                     607
 Interest cost                                                           956                     926
 Plan amendment                                                          153                       -
 Curtailment                                                               -                    (780)
 Special termination benefits                                              -                      88
 Actuarial (gain) loss                                                   284                     (53)
 Benefits paid                                                          (663)                   (511)
                                                               --------------          --------------

 Balance at December 31, 2001 and 2000                          $     13,758            $     12,994
                                                               ==============          ==============
CHANGE IN PLAN ASSETS AT FAIR VALUE
 Balance at January 1, 2001 and 2000                            $     12,394            $     10,981
 Actual return on plan assets                                           (321)                    293
 Company contributions                                                 1,005                   1,631
 Benefits paid                                                          (663)                   (511)
                                                               --------------          --------------

 Balance at December 31, 2001 and 2000                          $     12,415            $     12,394
                                                               ==============          ==============
RECONCILIATION OF FUNDED STATUS TO AMOUNTS
 RECOGNIZED IN FINANCIAL STATEMENTS
 Funded status at December 31, 2001 and 2000                    $     (1,343)           $       (600)
 Unrecognized loss                                                     1,918                     295
 Unrecognized prior service cost                                         258                     149
 Contributions after December 31 and before fiscal year end              156                     307
                                                               --------------          --------------

 Recognized prepaid (accrued) pension cost                      $        989            $        151
                                                               ==============          ==============
AMOUNTS RECOGNIZED IN THE FINANCIAL STATEMENTS
 AT FEBRUARY 2, 2002 AND FEBRUARY 3, 2001
 Prepaid benefit cost                                           $          -            $          2
 Accrued benefit liability                                            (1,187)                   (211)
 Intangible asset                                                        258                     149
 Accumulated other comprehensive income                                1,918                     211
                                                               --------------          --------------

 Net amount recognized                                          $        989            $        151
                                                               ==============          ==============

Plan assets are held in a trust and primarily include corporate and U.S. government debt securities and common stocks.

Actuarial assumptions used to develop net periodic pension cost and related pension obligations for the fiscal years 2001, 2000 and 1999 were as follows:

                                                                        2001        2000        1999
                                                                      --------    --------    --------
Discount rate                                                           7.25%       7.50%       7.50%
Expected long term rate of return on assets                             8.50%       8.50%       8.50%
Rate of increase in compensation levels                                  N/A        4.00%       4.00%

The rate of increase in compensation levels related to the Eagle Plan is not applicable since the Eagle Plan was frozen as of December 31, 2000. The rate of increase related to the Milan Plan is based on years of service and not compensation levels.

The Company has a defined contribution plan pursuant to Section 401K of the Internal Revenue Code ("401K Plan"), which covers salaried and non-union hourly associates. The Company matches employee contributions, up to specified percentages of those contributions, as approved by the Board of Directors. During fiscal 2001, 2000, and 1999 the Company recognized expense relating to matching contributions under the 401K Plan of $428.6 thousand, $425.3 thousand, and $437.5 thousand, respectively. Effective January 1, 2001, the 401K Plan was amended to include a 3% contribution to replace the Eagle Plan. The Company recognized expense of $411.8 thousand in fiscal 2001 relating to the 3% contribution.

The Company also participates in various multi-employer plans. The plans provide for defined benefits to substantially all unionized workers. Amounts charged to pension cost and contributed to the plans for the years ended February 2, 2002, February 3, 2001, and January 29, 2000 totaled $5.2 million, $5.9 million and $6.6 million, respectively. Under the provisions of the Multi-employer Pension Plan Amendments Act of 1980, the Company would be required to continue contributions to a multi-employer pension fund to the extent of its portion of the plan's unfunded vested liability if it substantially or totally withdraws from such plans. Management does not intend to terminate operations that would subject the Company to such liability.

INCENTIVE COMPENSATION PLANS

The Company has incentive compensation plans for store management and certain other management personnel. Incentive plans included approximately 160 associates. Provisions for payments to be made under the plans are based primarily on achievement of sales and earnings in excess of specific performance targets.

Non-qualified stock option plans were ratified by stockholders and implemented in 2000, 1995 and 1990 for key management associates. Stock options generally have a ten-year life beginning at the grant date. For the options granted under the 2000 and 1995 Stock Option Plans, vesting provisions generally provide for 1/3 of the shares vesting at each of the first three anniversaries following the date of the grant. Options granted under the 1990 plan were generally vested at 12 months following the grant date. All options under the 1990 plan have either been issued or expired. Certain specific employment agreements provide for different vesting schedules. As of February 2, 2002, there were 340,317 shares available for future grants under the plans. The Company recognized no compensation expense for fiscal years 2001, 2000 or 1999 because the exercise price was at or above the market value at the date of grant.

The Company cancelled stock option grants and issued replacement stock option grants for certain individuals during fiscal 2000. The new stock option grants were issued at a price of $5.00, with a market price of $4.12 at the time of issuance. In addition, the term of the new stock option grants was shortened by two years compared with the cancelled grants. Stock option grants for a total of 56,875 shares were cancelled, with the same number of shares issued in replacement grants. As such, these stock option grants are variable. The Company did not recognize compensation expense for these replacement stock option grants since the market value was below the exercise price on the measurement dates.

The following table sets forth the stock option activity for the three years in the period ended February 2, 2002:

                                                                                            WEIGHTED
                                                                        OPTION               AVERAGE
                                                  SHARES                 PRICE              EXERCISE
                                                  SUBJECT                RANGE              PRICE OF
                                                 TO OPTION             PER SHARE             OPTIONS
                                            --------------------- ---------------------   --------------
Outstanding January 30, 1999                             301,463    $6.00 - $40.00         $   14.00
 Granted                                                  28,875    $5.00 - $14.50         $    9.68
 Exercised                                                 5,063    $6.00                  $    6.00
 Forfeited                                                14,100    $6.00 - $40.00         $   14.20
                                            ---------------------

Outstanding January 29, 2000                             311,175    $5.00 - $40.00         $   13.72
 Granted                                                 276,575    $1.12 - $13.04         $    7.28
 Forfeited                                                93,175    $5.00 - $40.00         $   12.76
                                            ---------------------

Outstanding February 3, 2001                             494,575    $1.12 - $34.00             10.28
 Granted                                                  12,500    $1.30 - $ 1.62         $    1.46
 Forfeited                                               102,306    $4.00 - $34.00         $   10.02
                                            ---------------------

Outstanding February 2, 2002                             404,769    $1.12 - $18.00         $   10.09
                                            =====================

Stock options exercisable are as follows:

                                                                         WEIGHTED
                                                                         AVERAGE
                                                     OPTIONS             EXERCISE
                                                   EXERCISABLE            PRICE
                                               -------------------    --------------
January 29, 2000                                         243,925         $   13.92
February 3, 2001                                         295,156         $   11.36
February 2, 2002                                         304,703         $   10.56

The following table summarizes stock option information on outstanding and exercisable shares as of February 2, 2002:

                                                            WEIGHTED
                                                             AVERAGE
                                          WEIGHTED          REMAINING                            WEIGHTED
     RANGE OF                             AVERAGE          CONTRACTUAL                           AVERAGE
     EXERCISE            OPTIONS          EXERCISE            LIFE              OPTIONS          EXERCISE
      PRICES           OUTSTANDING         PRICE             (YEARS)          EXERCISABLE         PRICE
------------------- ------------------  -------------   ------------------  -----------------  -------------
$ 1.12 - $ 6.00             152,606       $   4.37                7.01            112,257        $    4.97
$ 8.00 - $14.00             180,788       $  12.03                5.42            121,071        $   11.75
$16.00 - $18.00              71,375       $  17.40                2.42             71,375        $   17.40
                    ------------------                                      -----------------
Total                       404,769                                               304,703
                    ==================                                      =================

NOTE K - STOCK BASED COMPENSATION

The Company accounts for stock option grants and awards under its stock based compensation plans in accordance with Accounting Principles Board Opinion No.
25. If compensation cost for stock option grants and awards had been determined based on fair value at the grant dates for fiscal 2001, 2000 and 1999 consistent with the method prescribed by SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

                                                                2001            2000            1999
                                                          --------------  --------------  ---------------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss:                                 As reported     $      (1,614)  $     (14,286)  $      (6,541)
                                          Pro Forma       $      (1,627)  $     (14,832)  $      (6,667)

Basic net loss per share:                 As reported     $       (0.51)  $       (4.80)  $       (2.40)
                                          Pro Forma       $       (0.51)  $       (5.00)  $       (2.44)

The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected option life of ten years; stock volatility of 73% to 76% in 2001, 64% to 76% in 2000, 58% to 62% in 1999; risk-free interest rate of 4.50% in 2001, 6.63% to 6.82% in 2000,
6.66% in 1999; and no dividends during the expected term. Based on this model, the weighted average fair values of stock options awarded were $1.28, $3.16 and $5.48 for fiscal years 2001, 2000, and 1999, respectively. During the initial phase-in period, as required by SFAS No. 123, the pro forma amounts were determined based on stock option grants and awards in fiscal 2001, 2000 and 1999 only. The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the preceding pro forma net loss amounts because compensation cost is reflected over the options' expected life and compensation cost for options granted prior to February 1999 is not considered. The pro forma amounts for compensation cost may not be indicative of the effects on net earnings (loss) and net earnings (loss) per share for future years.

NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of the Company's financial instruments as of February 2, 2002 and February 3, 2001 are as follows:

                                           FEBRUARY 2, 2002                   FEBRUARY 3, 2001
                                   ---------------------------------   --------------------------------
                                      CARRYING            FAIR           CARRYING            FAIR
                                       AMOUNT            VALUE            AMOUNT            VALUE
                                   ---------------   ---------------   --------------   ---------------
(IN THOUSANDS)
Cash and cash equivalents          $        4,667    $        4,667    $         263    $          263
Marketable securities                       7,901             7,901            7,271             7,271
Senior notes                               64,659            39,472           70,421            39,987

The fair value of cash and cash equivalents approximated its carrying value due to the short-term nature of these instruments. The fair value of marketable securities and the Senior Notes is based on quoted market prices.

The amortized cost, gross unrealized gains and losses, and estimated fair values of the Company's marketable securities at February 2, 2002 and February 3, 2001 are as follows:

                                                              FEBRUARY 2, 2002
                                      ------------------------------------------------------------------
                                                         UNREALIZED       UNREALIZED         FAIR
                                           COST            GAINS            LOSSES           VALUE
                                      ------------   ---------------   --------------   ---------------
(IN THOUSANDS)
Money market mutual fund, due
  within one year                     $        4,342   $            -   $            -   $        4,342
U.S. Treasury notes                            3,014               25                -            3,039
Equity securities                                531               23               34              520
                                      ---------------  ---------------  ---------------  ---------------
Total marketable securities           $        7,887   $           48   $           34   $        7,901
                                      ===============  ===============  ===============  ===============

                                                               FEBRUARY 3, 2001
                                      ------------------------------------------------------------------
                                                         UNREALIZED       UNREALIZED          FAIR
                                           COST            GAINS            LOSSES           VALUE
                                      ---------------  ---------------  ---------------  ---------------
(IN THOUSANDS)
Money market mutual fund, due
  within one year                      $       1,479   $            -   $            -   $        1,479
U.S. Treasury notes                            5,043              192                -            5,235
Equity securities                                536               30                9              557
                                       --------------  ---------------  ---------------  ---------------
Total marketable securities            $       7,058   $          222   $            9   $        7,271
                                       ==============  ===============  ===============  ===============

The U.S. Treasury Notes, as of February 2, 2002, mature within one year.

NOTE M - LITIGATION

BANKRUPTCY CASE

On February 29, 2000 (the "Petition Date"), the Company filed a voluntary petition under Chapter 11 of Title 11 of the United States Code. The petition was filed in the United States Bankruptcy Court for the District of Delaware under case number 00-01311 (the "Bankruptcy Case"). The Company continued to manage its affairs and operate its business as a debtor-in-possession while the Bankruptcy Case was pending. The Bankruptcy Case, which proceeded before the United States District Court for the District of Delaware, was commenced in order to implement a financial restructuring of the Company that had been pre-negotiated with holders of approximately 29% of the principal amount of the Company's Senior Notes due April 15, 2000. On March 10, 2000, the Company filed a Plan to implement the financial restructuring, which Plan was subsequently amended on April 17, 2000. The Plan was confirmed on July 7, 2000 and consummated on August 7, 2000. On January 28, 2002, the United States Bankruptcy Court for the District of Delaware entered a final decree and order closing the Chapter 11 case.

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

NOTE N - LOSS PER SHARE

Loss per share disclosures for the three years ended February 2, 2002 are as follows:

                                                                         WTD. AVE.
                                                      NET LOSS            SHARES           PER SHARE
                                                     (NUMERATOR)       (DENOMINATOR)         AMOUNT
                                                  ------------------ ------------------ -----------------
(IN THOUSANDS EXCEPT PER SHARE DATA)
YEAR ENDED FEBRUARY 2, 2002:
Basic and diluted net loss per share:
Net loss before extraordinary item                 $        (4,143)             3,178   $         (1.30)
Extraordinary item                                           2,529              3,178              0.79
                                                  ------------------ ------------------ -----------------
Net loss                                           $        (1,614)             3,178   $         (0.51)
                                                  ==================                    =================

YEAR ENDED FEBRUARY 3, 2001:
Basic and diluted net loss per share:
Net loss before extraordinary item                 $       (19,572)             2,969   $         (6.60)
Extraordinary item                                           5,286              2,969              1.80
                                                  ------------------ ------------------ -----------------
Net loss                                           $       (14,286)             2,969   $         (4.80)
                                                   =================                    =================

YEAR ENDED JANUARY 29, 2000:
Basic and diluted net loss per share:
Net loss                                           $        (6,541)             2,734   $         (2.40)
                                                   =================                    =================

NOTE O - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                          EARNINGS
                                                         EARNINGS                      (LOSS) BEFORE          NET
                                                         (LOSS)                        EXTRAORDINARY        EARNINGS
                                                         BEFORE             NET           ITEM PER           (LOSS)
                                          GROSS        EXTRAORDINARY      EARNINGS         SHARE -         PER SHARE -
                          SALES           MARGIN           ITEM           (LOSS)           DILUTED           DILUTED
                     --------------  ---------------  ---------------  --------------  ---------------   ---------------

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2001
Quarter: First          $  176,440    $      45,568    $     (1,552)    $      (998)    $       (.48)    $        (.32)
         Second            185,477           47,376          (1,526)         (1,312)            (.47)             (.41)
         Third             175,828           45,664          (1,449)           (477)            (.46)             (.15)
         Fourth            185,314           48,781             384           1,173              .12               .37
                        ----------    -------------    ------------     -----------     ------------     -------------
         Total          $  723,059    $     187,389    $     (4,143)    $    (1,614)    $      (1.30)    $        (.51)
                        ==========    =============    ============     ===========     ============     =============

2000
Quarter: First          $  203,037    $      51,797    $    (16,523)    $   (16,523)    $      (6.04)    $       (6.04)(1)
         Second            190,563           49,235             167             167              .08               .08
         Third             180,215           46,623            (932)           (932)            (.28)             (.28)
         Fourth            203,023           50,564          (2,284)           3,002            (.71)              .92(2)
                        ----------    -------------    ------------     -----------     ------------     -------------
         Total          $  776,838    $     198,219    $    (19,572)    $   (14,286)    $      (6.60)    $       (4.80)
                        ==========    =============    ============     ===========     ============     =============

1999
Quarter: First          $  230,744    $      59,382    $     (1,528)    $    (1,528)    $       (.56)    $        (.56)(3)
         Second            234,434           60,933             684             684              .24               .24
         Third             226,554           58,691            (679)           (679)            (.24)             (.24)
         Fourth            241,057           63,327          (5,018)         (5,018)           (1.84)            (1.84)(3)
                        ----------    -------------    ------------     -----------     ------------     -------------
         Total          $  932,789    $     242,333    $     (6,541)    $    (6,541)    $      (2.40)    $       (2.40)
                        ==========    =============    ============     ===========     ============     =============

(1) Net loss attributable primarily to reorganization costs of $11.3 million in the first quarter of fiscal 2000.
(2)  Net earnings include an asset revaluation charge of $821 thousand.
(3) Net loss attributable to a $1.7 million store closing and asset revaluation charge in the first quarter of fiscal 1999 and a $6.7 million asset revaluation charge in the fourth quarter of fiscal 1999.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no disagreements on accounting principles or practices or financial statement disclosures between the Company and its independent certified public accountants during the two fiscal years ended February 2, 2002. The shareholders, as part of the annual shareholders' meeting, upon recommendation by the Company's Board of Directors, on September 13, 2000, ratified the selection of KPMG LLP as the independent certified public accountants for the 2000 fiscal year.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item concerning directors is set forth under "Election of Directors" in the definitive proxy statement filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

Information required by this item concerning Section 16(a) of the Securities Exchange Act of 1934 is set forth under "Security Ownership of Principal Shareholders and Management" in the definitive proxy statement filed by the Company with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

The following table sets forth certain information with respect to the persons who are executive officers of the Company as of February 2, 2002. Mr. Jeffrey Little left the Company on March 18, 2002.

            NAME                  AGE                         POSITION(S) HELD
            ----                  ---                         ----------------
Robert J. Kelly                    57      Chairman of the Board of Directors
Jeffrey L. Little                  51      Chief Executive Officer and President
S. Patric Plumley                  53      Senior Vice President - Chief Financial Officer and Secretary, Director
Clark Jordan                       51      Senior Vice President - Operations
Jill Cirivello                     42      Vice President - Human Resources and General Counsel
Frank Klun                         54      Vice President - Support Services

The business experience of each of the executive officers during the past five years is as follows:

Mr. Kelly returned to the position of Chief Executive Officer and President on March 18, 2002. Mr. Kelly was named Chairman of the Board of Directors for the Company on March 30, 1998. Mr. Kelly also held the titles of Chief Executive Officer and President from May 10, 1995 through January 31, 2000. Prior to May 1995, Mr. Kelly was Executive Vice President, Retailing for The Vons Companies, Inc. and was employed by that Company since 1963. Mr. Kelly has 39 years of experience in the supermarket industry.

Mr. Little left the Company on March 18, 2002. Mr. Little was named Chief Executive Officer and President on January 31, 2000 and became a director in September 2000. Mr. Little was Vice President, Marketing for Fleming Companies and President of ABCO Foods (a division of Fleming) from January 1998 to January 2000. From August 1989 to December 1997, Mr. Little was with Haggen, Inc. serving in various capacities as Senior Vice President Operations, Vice President Sales/Marketing and Vice President Perishables. Mr. Little has 34 years of experience in the supermarket industry.

Mr. Plumley, who was named Director in September 2000, was named Senior Vice President - Chief Financial Officer and Secretary on March 1, 1999, served the Company as Vice President - Chief Financial Officer and Secretary from March 30, 1998 and Vice President and Corporate Controller from September 15, 1997 until his promotions. Prior to September 1997, Mr. Plumley served as Senior Vice President of American Stores' Super Saver Division from 1994 to 1997 and Senior Vice President of Lucky Stores, Inc. from 1990 to 1994. Mr. Plumley has 29 years of experience in the supermarket industry.

Mr. Jordan was named Sr. Vice President of Operations in September 2001 and served the Company as Vice President of Operations since joining the Company in May 2000. Prior to May 2000, Mr. Jordan held the position of regional Vice President of Operations with Brown & Cole stores in Bellingham, Washington. From 1988 to 1998, Mr. Jordan was District Manager for Haggen/Top Foods in Bellingham, Washington. Mr. Jordan has 29 years of experience in the grocery industry.

Ms. Cirivello was named Vice President of Human Resources/General Counsel in March of 2001. Ms. Cirivello joined the company as Senior Counsel in October of 1998. Prior to October 1998, Ms. Cirivello was employed by the law firm of Wessels & Pautsch, Davenport, Iowa, as a Labor and Employment Law Attorney.

Mr. Klun joined the Company as Vice President - Support Services in February 1998. Prior to February 1998, Mr. Klun was employed by Bruno's, Birmingham, Alabama as Assistant Distribution Manager. For the period from December 1968 to December 1997, Mr. Klun held various positions with Jewel Food Stores, Chicago, Illinois. Mr. Klun has over 34 years of experience in the supermarket industry.

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

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

                                                                                                         PAGE
(a) The following documents are filed as a part of this report:

     1. Financial Statements:

        - Independent Auditors' Reports                                                                    20

        - Consolidated Balance Sheets as of February 2, 2002 and February 3, 2001                          22

        - Consolidated Statements of Operations for the years ended February 2, 2002,                      23
            February 3, 2001, and January 29, 2000

        -  Consolidated Statements of Stockholders' Equity and Comprehensive                               24
           Income for the years ended February 2, 2002, February 3, 2001, and January 29, 2000

        - Consolidated Statements of Cash Flows for the years ended February 2, 2002,                      25
            February 3, 2001, and January 29, 2000

        - Notes to the Consolidated Financial Statements                                                   26

     2. Financial Statement Schedules:

        All schedules are omitted because they are not applicable or not required, or because the information required therein is included in the Consolidated Financial Statements or the notes thereto.

     3. Exhibits - see Exhibit Index on page 50.

(b) Reports on Form 8-K:

        No reports on Form 8-K were filed during the fourth quarter of fiscal
        2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            EAGLE FOOD CENTERS, INC.

                             By: /s/ Robert J. Kelly
                                ----------------------
                                 Robert J. Kelly
                        Chairman, Chief Executive Officer
                                  and President

DATED:  May 3, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

        SIGNATURE                                 TITLE                                           DATE
        ---------                                 -----                                           ----

/s/ Robert J. Kelly                    Chairman, Chief Executive Officer                      May 3, 2002
-------------------                    and President
Robert J. Kelly

/s/ S. Patric Plumley                  Senior Vice President-Chief Financial                  May 3, 2002
---------------------                  Officer and Secretary, Director
S. Patric Plumley                      (Principal Financial and Accounting Officer)

/s/ Peter B. Foreman                   Director                                               May 3, 2002
--------------------
Peter B. Foreman

/s/ Steven M. Friedman                 Director                                               May 3, 2002
----------------------
Steven M. Friedman

/s/ Alain M. Oberrotman                Director                                               May 3, 2002
-----------------------
Alain Oberrotman

/s/ Jerry I. Reitman                   Director                                               May 3, 2002
--------------------
Jerry I. Reitman

/s/ William J. Snyder                  Director                                               May 3, 2002
---------------------
William J. Snyder

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

 3.1-- Restated By-laws of the Company (filed as Exhibit 3.2 to the Form 8-K dated July 7, 2000 and incorporated herein by reference).

 3.2-- Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3(i) to the Form 8-K dated July 5, 2001 and incorporated herein by reference).

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

10.4-- Letter Agreement, dated April 28, 1988, among American Stores Company, the Company's predecessor and Odyssey Partners (filed as Exhibit 10.29 to the Registration Statement on Form S-1 No. 33-20450 and incorporated herein by reference).

10.5-- Letter Agreement, dated June 10, 1988, between the Company's predecessor and Lucky Stores, Inc. amending the Trademark License Agreement (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended January 28, 1989 (the "1988 10-K") and incorporated herein by reference).

10.6-- Eagle Food Centers, Inc. Stock Incentive Plan, adopted in June 1990 (filed as Exhibit 19 to the Company's Annual Report on Form 10-K for the year ended February 1, 1992 and incorporated herein by reference).

10.7--    Employment agreement dated May 10, 1995 between the Company and Robert
          J. Kelly, its President and Chief Executive Officer (filed as Exhibit 19 to the Company's Form 10-Q for the quarter ended July 29, 1995 and incorporated herein by reference).

10.8--    1995 Stock Incentive Plan as approved on June 21, 1995 (filed as
          Exhibit 18 to the Company's Form 10-Q for the quarter ended July 29, 1995 and incorporated herein by reference).

10.9-- Employment Contract dated December 13, 1999 between the Company and Jeff Little, its Chief Executive Officer and President effective January 31, 2000 (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended January 29, 2000 and incorporated herein by reference).

10.10-- Escrow Agreement between Eagle Food Centers, Inc. and U.S. Bank Trust National Association (filed as Exhibit 10.1 to Form 8-K dated August 7, 2000 and incorporated herein by reference).

10.11-- Eagle Food Centers, Inc. 2000 Stock Incentive Plan, dated and approved September 13, 2000 (filed as Exhibit 10.19 to the Company's Annual Report on Form 10K for the year ended February 3, 2001 and incorporated herein by reference).

10.12-- Employment Contract correction for contract dated December 13, 1999 between the Company and Jeff Little, its Chief Executive Officer and President effective January 31, 2000 (filed as Exhibit 10.19 to the Company's Annual Report on Form 10K for the year ended February 3, 2001 and incorporated herein by reference).

10.13-- Second Amended and Restated Loan and Security Agreement with Congress Financial Corporation (Central) date August 24, 2001 (filed as Exhibit
          10.21 to the Company's Form 10Q for the quarter ended November 3, 2001 and incorporated herein by reference).

10.14--* Amended Employment Agreement dated January 24, 2002 between the Company and Robert J. Kelly, Chairman of the Board, President and Chief Executive Officer.

16.1-- Letter from Deloitte & Touche LLP on change of certifying accountant (filed as Exhibit 16 to Form 8-K dated July 28, 2000 and incorporated herein by reference).

18.1-- Preferability Letter from Deloitte and Touche dated April 14, 2000 (filed as Exhibit 18.1 to the Form 10-K dated April 28, 2000 and incorporated herein by reference).

21--*     Subsidiaries of the Registrant.

99.1-- Form of Noteholder agreements to vote for Plan of Reorganization (filed as Exhibit 99.2 to Form 8-K dated February 29, 2000 and incorporated herein by reference).

99.2-- Disclosure Statement with Respect to First Amended Reorganization Plan of Eagle Food Centers, Inc. dated April 17, 2000 (filed as Exhibit
          99.1 to Form 8-K dated July 7, 2000 and incorporated herein by reference).

99.3--    Findings of Fact, Conclusion of Law, and Order Under 11
          U.S.C.ss.ss.1129(a) and (b) and Fed. R. Bankr. P. 3020 Confirming First Amended Reorganization Plan of Eagle Food Centers, Inc. (filed as Exhibit 99.2 to Form 8-K dated July 7, 2000 and incorporated herein by reference).

99.4--*   Order and Final Decree closing the Chapter 11 Case as of January 28,
          2002.

*Filed herewith.