Form 10-Q
period 2002-05-04
EAGLE FOOD CENTERS INC
filed 2002-06-18
CIK 30908

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MAY 4, 2002
                               -----------
                                       OR
 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

                         Commission File Number 0-17871
                                                --------


                            EAGLE FOOD CENTERS, INC.
                            ------------------------
             (Exact name of registrant as specified in the charter)


         DELAWARE                                          36-3548019
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                  RT. 67 & Knoxville Rd., Milan, Illinois      61264
                  --------------------------------------------------
               (Address of principal executive offices)    (Zip Code)

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

The number of shares of the Registrant's Common Stock, par value four cents ($0.04) per share, outstanding at June 14, 2002 was 3,110,935.




                               Page 1 of 12 pages

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS



                            EAGLE FOOD CENTERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                               QUARTER ENDED
                                                        MAY 4, 2002      MAY 5, 2001
                                                        -----------      -----------
                                                                       (as adjusted, see
                                                                       "Inventories" note)
Sales                                                   $   161,709      $   162,117
Cost of goods sold                                          117,323          116,448
                                                        -----------      -----------
   Gross margin                                              44,386           45,669
Operating expenses:
   Selling, general and administrative                       40,380           39,348
   Depreciation and amortization                              4,555            4,523
                                                        -----------      -----------
     Operating income (loss)                                   (549)           1,798
Interest expense                                              3,108            3,200
                                                        -----------      -----------
Loss before extraordinary item                               (3,657)          (1,402)
Extraordinary item - gain on extinguishment of debt             478              554
                                                        -----------      -----------
Net loss                                                $    (3,179)     $      (848)
                                                        ===========      ===========

Basic and diluted net loss per share:
   Net loss before extraordinary item                   $     (1.17)     $     (0.44)
   Extraordinary item                                          0.15             0.17
                                                        -----------      -----------
Net loss                                                $     (1.02)     $     (0.27)
                                                        ===========      ===========

Weighted average basic shares
   outstanding                                            3,118,652        3,197,971



          See notes to the unaudited consolidated financial statements.

                            EAGLE FOOD CENTERS, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                   MAY 4, 2002   FEBRUARY 2, 2002
                                                                   -----------   ----------------
                                                                                (as adjusted, see
                                                                                "Inventories" note)
ASSETS
Current assets:
  Cash and cash equivalents                                         $   1,802      $   4,667
  Restricted assets                                                     6,859          7,901
  Accounts receivable, net of allowance for doubtful accounts
    of $1.2 million in fiscal 2002 and fiscal 2001                      9,355          9,553
  Inventories                                                          62,697         65,016
  Prepaid expenses and other                                            3,137          2,870
                                                                    ---------      ---------
           Total current assets                                        83,850         90,007

Property and equipment, net                                           105,741        107,307
Other assets:
  Deferred software costs, net                                          5,796          6,740
  Property held for resale, net                                         3,034          3,056
  Other                                                                 1,167          1,352
                                                                    ---------      ---------
           Total other assets                                           9,997         11,148
                                                                    ---------      ---------
           Total assets                                             $ 199,588      $ 208,462
                                                                    =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $  25,369      $  29,236
  Payroll and associate benefits                                       11,508         12,441
  Accrued liabilities                                                  10,179         14,536
  Reserve for closed stores                                               128            364
  Accrued taxes                                                         6,105          5,647
  Current portion of long term debt                                       852            833
                                                                    ---------      ---------
           Total current liabilities                                   54,141         63,057
Long term debt:
  Senior Notes, net                                                    63,723         64,659
  Capital lease obligations                                            32,863         33,037
  Loan and Security Agreement                                          27,971         23,325
  Other                                                                   420            466
                                                                    ---------      ---------
           Total long term debt                                       124,977        121,487
Other liabilities:
  Reserve for closed stores                                             1,262          1,302
  Other deferred liabilities                                            7,843          7,995
                                                                    ---------      ---------
           Total other liabilities                                      9,105          9,297
                                                                    ---------      ---------
           Total liabilities                                          188,223        193,841
                                                                    ---------      ---------
Shareholders' equity:
  Preferred stock, $.01 par value, 100,000 shares authorized               --             --
  Common stock, $.04 par value, 4,500,000 shares authorized,
    3,357,605 shares issued                                               134            134
  Capital in excess of par value                                       55,464         55,464
  Common stock in treasury, at cost, 246,044 and 229,351 shares        (2,382)        (2,369)
  Accumulated other comprehensive income(loss)                         (1,960)        (1,896)
  Accumulated deficit                                                 (39,891)       (36,712)
                                                                    ---------      ---------
           Total shareholders' equity                                  11,365         14,621
                                                                    ---------      ---------
  Commitments and contingencies
           Total liabilities and shareholders' equity               $ 199,588      $ 208,462
                                                                    =========      =========

          See notes to the unaudited consolidated financial statements.

                            EAGLE FOOD CENTERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                              QUARTER ENDED
                                                        --------------------------

                                                        MAY 4, 2002    MAY 5, 2001
                                                        -----------    -----------
                                                                    (as adjusted, see
                                                                    "Inventories" note)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $(3,179)     $  (848)
Adjustments to reconcile net loss to
net cash flows from operating activities:
    Extraordinary gain on extinguishment of debt              (478)        (554)
    Depreciation and amortization                            4,555        4,523
    Deferred charges and credits                               172          208
    Gain on disposal of assets                                   1           15
Changes in assets and liabilities:
    Receivables and other assets                                44          440
    Inventories                                              2,319       (2,736)
    Accounts payable                                        (3,867)       2,503
    Accrued and other liabilities                           (4,904)      (4,727)
    Principal payments on reserve for closed stores           (302)      (3,032)
                                                           -------      -------
         Net cash flows from operating activities           (5,639)      (4,208)
                                                           -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Sales (purchases) of marketable securities, net            978         (518)
    Additions to property and equipment                     (2,119)      (1,322)
    Cash proceeds from sale/leasebacks or dispositions
         of property and equipment                              46           28
                                                           -------      -------
         Net cash flows from investing activities           (1,095)      (1,812)
                                                           -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Deferred financing costs                                    --          (35)
    Principal payments on capital lease obligations           (201)        (226)
    Principal payments on senior notes                        (563)        (782)
    Net revolving loans                                      4,646        8,264
    Purchase of treasury stock                                 (13)          --
                                                           -------      -------
         Net cash flows from financing activities            3,869        7,221
                                                           -------      -------

NET CHANGE IN CASH AND CASH EQUIVALENTS                     (2,865)       1,201

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             4,667          263
                                                           -------      -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 1,802      $ 1,464
                                                           =======      =======

Supplemental disclosures of cash flow information:
    Cash paid for interest                                 $ 4,758      $ 5,031

Noncash investing and financing activities:
    Unrealized loss on securities                          $   (64)     $  (141)


               See notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ACCOUNTING POLICIES
The accompanying unaudited financial statements have been prepared in accordance with the summary of significant accounting policies set forth in the notes to the audited financial statements contained in the Company's Form 10-K filed with the Securities and Exchange Commission on May 3, 2002, except as described under the notes entitled "New Accounting Standards" and "Inventories" below.

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results of operations and financial position for the interim periods presented. Operating results for the thirteen weeks ended May 4, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2003.

RECLASSIFICATIONS - Certain reclassifications were made to balances for the prior year to conform to current year presentation.

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

In August, 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED Assets. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provision of APB Opinion No 30 for the disposal of a segment of a business. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company implemented the statement on February 3, 2002 and as of May 4, 2002 there was no impact on the Company's financial statements as a result of the implementation.

The Company adopted the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force (EITF) Issue Number 00-14, "Accounting for Certain Sales Incentives," in the first quarter of fiscal 2002, which requires the recording of certain customer discounts as a reduction in sales. The adoption of this accounting standard did not have an effect on reported operating income (loss) or net loss. In accordance with the adoption, the impact on Sales, Cost of Goods Sold and Selling, General and Administrative Expenses was as follows:


                                                    QUARTER ENDED           QUARTER ENDED
(Dollars in thousands)                               May 4, 2002             May 5, 2001
                                                 --------------------    --------------------
Sales Decrease                                         $ 14,992                $ 14,323
Cost of Goods Sold Decrease                            $ 14,625                $ 14,274
Selling, General and Administrative Decrease           $    367                $     49


INVENTORIES - During the first quarter of fiscal 2002, the Company implemented a change in accounting principle from valuing substantially all inventories at the lower of cost or market utilizing the last-in, first-out ("LIFO") method to valuing all inventories at the lower of cost or market utilizing the first-in, first-out ("FIFO") method. This change was adopted because the FIFO method more clearly follows the actual flow of inventory, due to its perishable nature, and more closely matches actual costs and revenues. The February 2, 2002 Consolidated Balance Sheet and quarter ended May 5, 2001 Consolidated Statement of Operations and Consolidated Statement of Cash Flows have been restated to apply the new method retroactively.

Due to the change in accounting principle, inventory previously reported as of February 2, 2002 increased $8.4 million. The balance of accumulated deficit has been restated by the same amount to reflect retroactive application of this new accounting method. Also as a result of this change, the effect on the net loss previously reported for the first quarter of fiscal 2001 was as follows:


                                                               QUARTER ENDED
                                                                MAY 5, 2001
                                                        ----------------------------
                                                      AS PREVIOUSLY
                                                         REPORTED        AS RESTATED
                                                        -----------      -----------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Loss before extraordinary item                          $    (1,552)     $    (1,402)
Extraordinary item - gain on extinguishment of debt             554              554
                                                        -----------      -----------
Net loss                                                $      (998)     $      (848)
                                                        ===========      ===========

Basic and diluted net loss per share:
Loss before extraordinary item                          $     (0.49)     $     (0.44)
Extraordinary item - gain on extinguishment of debt            0.17             0.17
                                                        -----------      -----------
Net loss                                                $     (0.32)     $     (0.27)
                                                        ===========      ===========

Weighted average basic shares outstanding                 3,197,971        3,197,971


EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF DEBT
An extraordinary gain of $478 thousand was recorded in the first quarter of fiscal 2002 relating to the repurchase of senior notes. Senior notes with a face value of $1.0 million were purchased for $563 thousand plus accrued interest. In the first quarter of fiscal 2001 an extraordinary gain of $554 thousand was recorded relating to the repurchase of senior notes. Senior notes with a face value of $1.3 million were purchased for $782 thousand plus accrued interest.

COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes all changes in the Company's equity during the period, except transactions with stockholders of the Company. Comprehensive loss consisted of the following:


                                                     QUARTER ENDED     QUARTER ENDED
(Dollars in thousands)                                May 4, 2002       May 5, 2001
                                                    ---------------  ----------------
                                                                    (as adjusted, see
                                                                   "Inventories" note)
Net loss                                                 $(3,179)       $  (848)
Other comprehensive loss:
   Unrealized loss on marketable securities                  (64)          (141)
                                                         -------        -------

Comprehensive loss                                       $(3,243)       $  (989)
                                                         =======        =======


LITIGATION
The Company is subject to various unresolved legal actions that arise in the normal course of its business. It is not possible to predict with certainty the outcome of these unresolved legal actions or the range of the possible loss.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Sales for the Company's first fiscal quarter ended May 4, 2002 were $161.7 million, a decrease of $408 thousand or .3% compared with the prior year on both a total and same store basis, due primarily to continued competitive activity. Since the beginning of fiscal 2001, 19 new stores have opened that are in direct competition with the Company, including three new store openings by competitors in the first quarter of fiscal 2002. The Company operated 64 stores at the end of the first quarter of fiscal 2002 and fiscal 2001.

The gross margin rate for the first quarter of fiscal 2002 was 27.4% of sales compared to 28.2% for the same quarter of fiscal 2001. This rate decline includes the impact of the lower gross margin rate in stores converted to the Eagle Discount Foods and Foodco formats. The gross margin declined $1.3 million primarily due to a reduction in vendor funding during the quarter.

Selling, general and administrative expenses for the first quarter of fiscal 2002 were $40.4 million or 25.0% of sales compared to $39.3 million or 24.3% of sales in the same quarter of fiscal 2001. This increase is primarily due to increases of $465 thousand in advertising expense, $283 thousand in severance costs and $175 thousand in store associate benefits. The first quarter of fiscal 2002 also included an increase of $218 thousand in store opening expense primarily relating to the conversion of seven stores to the Company's new Eagle Discount Foods format.

Depreciation and amortization expense was $4.6 million or 2.8% of sales in the first quarter of fiscal 2002 compared to $4.5 million or 2.8% of sales in the prior year. Interest expense, net of interest income, decreased to $3.1 million or 1.9% of sales in the first quarter of fiscal 2002 compared to $3.2 million or 2.0% of sales in the prior year due primarily to lower interest on the senior notes due to redemptions that have taken place, partially offset by increased interest expense on loan and security agreement ("Revolver") borrowings.

An extraordinary gain of $478 thousand was recorded in the first quarter of fiscal 2002 relating to the repurchase of senior notes. Senior notes with a face value of $1.0 million were purchased for $563 thousand plus accrued interest. In the first quarter of fiscal 2001 an extraordinary gain of $554 thousand was recorded relating to the repurchase of senior notes. Senior notes with a face value of $1.3 million were purchased for $782 thousand plus accrued interest.

The net loss for the first quarter of fiscal 2002 was $3.2 million or $1.02 per share compared to an adjusted net loss of $848 thousand or $0.27 per share in the same quarter of fiscal 2001. The stores converted to the Eagle Discount Foods format experienced an incremental loss of $1.1 million during the first quarter of fiscal 2002. No tax benefit was recognized in fiscal 2002 or 2001 as the Company is in a net operating loss carryforward position. Valuation allowances have been established for the entire amount of net deferred tax assets due to the uncertainty of future recoverability.

LIQUIDITY AND CAPITAL RESOURCES
Cash used by operating activities was $5.6 million for the quarter ended May 4, 2002 compared to cash used of $4.2 million in the comparable quarter of fiscal 2001. The net loss and non-cash charges generated $1.1 million of cash. Working capital changes used $6.7 million, due primarily to decreases in accounts payable, accrued liabilities and the reserve for closed stores, partially offset by a decrease in inventories and a decrease in accounts receivable and other assets.

Working capital at May 4, 2002 was $29.7 million and the ratio of current assets to current liabilities was 1.55 to 1 compared to $27.0 million and 1.43 to 1 as of February 2, 2002.

Additions to property and equipment for the first quarter of fiscal 2002 were $2.1 million compared to $1.3 million in the first quarter of fiscal 2001. During the first quarter of fiscal 2002 the Company converted seven Eagle Country Markets to the Eagle Discount Foods format. Also the Company had one major remodel in progress at the end of the first quarter of fiscal 2002.

The Company repurchased $1.0 million of its senior notes during the first quarter of fiscal 2002 at a cost of $563 thousand, recording an extraordinary gain of $478 thousand. Payments related to lease rejection costs were $302 thousand during the first quarter of fiscal 2002. The repurchase of the senior notes and the lease rejection payments were primarily funded from loans against the Revolver.

On May 4, 2002 the Company had $28.0 million in loans against the Revolver, no letters of credit outstanding and additional Revolver availability of $14.5 million.

Cash on hand, operating cash flows and other sources of funds, including loans against the Revolver, are expected to be adequate to meet the Company's liquidity requirements for the coming twelve months.

CHANGES IN CRITICAL ACCOUNTING POLICIES
The Company implemented a change in accounting principle, effective February 3, 2002, from valuing substantially all inventories at the lower of cost or market utilizing the last-in, first-out ("LIFO") method to valuing all inventories at the lower of cost or market utilizing the first-in, first-out ("FIFO") method. This change was adopted because the FIFO method more clearly follows the actual flow of inventory, due to its perishable nature, and more closely matches actual costs and revenues. Financial statements have been restated to apply the change in accounting principle retroactively, resulting in a decrease of $150 thousand in the loss reported for the first quarter of fiscal 2001. In addition, the inventory previously reported as of February 2, 2002 increased $8.4 million. The new accounting policy for inventories is as follows:

INVENTORY- Inventories are stated at the lower of cost or market. Cost is determined through use of the first-in, first-out ("FIFO") method, for all inventories, applied to inventory values determined primarily by the retail inventory method ("RIM") for store inventories and the weighted average method for warehouse inventories.

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

SAFE HARBOR STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995
The statements under Management's Discussion and Analysis of Financial Condition and Results of Operations and the other statements in this Form 10-Q which are not historical facts are forward looking statements. These forward looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the effect of economic conditions, the impact of competitive stores, competitive pricing, availability and costs of inventory, employee costs and availability, the rate of technology change, the cost and uncertain outcomes of pending and unforeseen litigation, the availability and costs of capital, supply constraints or difficulties, the effect of the Company's accounting policies, the effect of regulatory and legal developments and other risks detailed in the Company's Securities and Exchange Commission filings.

                          PART II : OTHER INFORMATION:


ITEM 1 : LEGAL PROCEEDINGS       Not Applicable


ITEM 2 : CHANGE IN SECURITIES AND USE OF PROCEEDS     Not Applicable


ITEM 3 : DEFAULTS UPON SENIOR SECURITIES    Not Applicable


ITEM 4 : SUBMITTED MATTERS TO A VOTE OF SECURITY HOLDERS    Not Applicable


ITEM 5 : OTHER    Not Applicable


ITEM 6 : EXHIBITS AND REPORTS ON FORM 8K

         Exhibit 18.2 Letter from KPMG LLP regarding preferability of change in accounting principle for inventories.

         No reports are applicable.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                         EAGLE FOOD CENTERS, INC.



Dated:  June 18, 2002                    /s/ Robert J. Kelly
                                         ---------------------------------
                                         Robert J. Kelly
                                         Chairman, Chief Executive Officer
                                         and President




Dated:  June 18, 2002                    /s/ S. Patric Plumley
                                         -----------------------------
                                         S. Patric Plumley
                                         Senior Vice President-Chief Financial
                                         Officer and Secretary