Form 10-Q
period 2002-08-03
EAGLE FOOD CENTERS INC
filed 2002-09-17
CIK 30908

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



   X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-------     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2002
                                                             OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-------     SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                               ------------------------------------------------

                         Commission File Number 0-17871
                                               --------


                            EAGLE FOOD CENTERS, INC.
             (Exact name of registrant as specified in the charter)


               Delaware                               36-3548019
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

            Rt. 67 & Knoxville Rd., Milan, Illinois       61264
           --------------------------------------------------------
           (Address of principal executive offices)     (Zip Code)

       Registrant's telephone number, including area code: (309) 787-7700
                                                          ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X       No
                                        ------      ------

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court:   Yes  X       No
                           ------      ------

The number of shares of the Registrant's Common Stock, par value four cents ($0.04) per share, outstanding at September 13, 2002 was 3,110,935.


                               Page 1 of 18 pages

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                            EAGLE FOOD CENTERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                     QUARTER ENDED                      TWO QUARTERS ENDED
                                              AUGUST 3,          AUGUST 4,          AUGUST 3,          AUGUST 4,
                                                 2002              2001               2002               2001
                                             -----------        -----------        -----------        -----------
                                                               (as adjusted,                         (as adjusted,
                                                                 see notes)                            see notes)

Sales                                        $   162,189        $   168,789        $   323,898        $   330,905
Cost of goods sold                              (117,825)          (121,366)          (235,148)          (237,814)
                                             -----------        -----------        -----------        -----------
   Gross margin                                   44,364             47,423             88,750             93,091
Operating expenses:
   Selling, general and administrative           (42,699)           (41,281)           (83,079)           (80,627)
   Store closing and asset impairment               (606)                 -               (606)                 -
   Reorganization items, net                           -                273                  -                273
   Depreciation and amortization                  (4,406)            (4,540)            (8,961)            (9,063)
                                             -----------        -----------        -----------        -----------
     Operating income (loss)                      (3,347)             1,875             (3,896)             3,674
Interest expense, net                             (3,031)            (3,251)            (6,139)            (6,451)
Gain on extinguishment of debt                       311                214                789                768
                                             -----------        -----------        -----------        -----------
Net loss                                     $    (6,067)       $    (1,162)       $    (9,246)       $    (2,009)
                                             ===========        ===========        ===========        ===========


Basic and diluted net loss per share         $     (1.95)       $     (0.36)       $     (2.97)       $     (0.63)
                                             ===========        ===========        ===========        ===========

Weighted average basic shares
   outstanding                                 3,110,945          3,196,847          3,114,799          3,197,432

         See notes to the unaudited consolidated financial statements.

                            EAGLE FOOD CENTERS, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                     AUGUST 3, 2002   FEBRUARY 2, 2002
                                                                     --------------   ----------------
                                                                                        (as adjusted,
                                                                                          see notes)
ASSETS
Current assets:
  Cash and cash equivalents                                              $     309        $   4,667
  Restricted assets                                                          7,532            7,901
  Accounts receivable, net of allowance for doubtful accounts
    of $1.3 million in fiscal 2002 and $1.2 million in fiscal 2001           7,362            9,553
  Inventories                                                               52,435           65,016
  Prepaid expenses and other                                                 2,729            2,870
                                                                         ---------        ---------
           Total current assets                                             70,367           90,007

Property and equipment, net                                                102,553          107,307
Other assets:
  Deferred software costs, net                                               4,745            6,740
  Property held for resale, net                                              3,012            3,056
  Other                                                                      1,092            1,352
                                                                         ---------        ---------
           Total other assets                                                8,849           11,148
                                                                         ---------        ---------
           Total assets                                                  $ 181,769        $ 208,462
                                                                         =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                       $  21,423        $  29,236
  Payroll and associate benefits                                            13,290           12,441
  Accrued liabilities                                                       12,678           14,536
  Reserve for closed stores                                                    183              364
  Accrued taxes                                                              5,777            5,647
  Current portion of long term debt                                            869              833
                                                                         ---------        ---------
           Total current liabilities                                        54,220           63,057
Long term debt:
  Senior notes, net                                                         63,267           64,659
  Capital lease obligations                                                 32,681           33,037
  Loan and security agreement                                               16,990           23,325
  Other                                                                        379              466
                                                                         ---------        ---------
           Total long term debt                                            113,317          121,487
Other liabilities:
  Reserve for closed stores                                                  1,156            1,302
  Other deferred liabilities                                                 7,869            7,995
                                                                         ---------        ---------
           Total other liabilities                                           9,025            9,297
                                                                         ---------        ---------
           Total liabilities                                               176,562          193,841
                                                                         ---------        ---------
Shareholders' equity:
  Preferred stock, $.01 par value, 100,000 shares authorized                     -                -
  Common stock, $.04 par value, 4,500,000 shares authorized,
    3,357,605 shares issued                                                    134              134
  Capital in excess of par value                                            55,464           55,464
  Common stock in treasury, at cost, 246,670 and 229,351 shares             (2,383)          (2,369)
  Accumulated other comprehensive income(loss)                              (2,050)          (1,896)
  Accumulated deficit                                                      (45,958)         (36,712)
                                                                         ---------        ---------
           Total shareholders' equity                                        5,207           14,621
                                                                         ---------        ---------
  Commitments and contingencies
           Total liabilities and shareholders' equity                    $ 181,769        $ 208,462
                                                                         =========        =========

          See notes to the unaudited consolidated financial statements.

                            EAGLE FOOD CENTERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                 TWO QUARTERS ENDED
                                                           AUGUST 3, 2002      AUGUST 4, 2001
                                                           --------------      --------------
                                                                               (as adjusted,
                                                                                 see notes)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $ (9,246)          $ (2,009)
Adjustments to reconcile net loss to
net cash flows from operating activities:
    Gain on extinguishment of debt                                  (789)              (768)
    Depreciation and amortization                                  8,961              9,063
    Store closing and asset impairment                               606               (341)
    Deferred charges and credits                                     306                394
    (Gain) loss on disposal of assets                                 (5)                43
Changes in assets and liabilities:
    Receivables and other assets                                   2,470               (967)
    Inventories                                                   12,581                248
    Accounts payable                                              (7,813)              (163)
    Accrued and other liabilities                                   (913)            (3,867)
    Principal payments on reserve for closed stores                 (325)            (4,383)
                                                                --------           --------
       Net cash flows from operating activities                    5,833             (2,750)
                                                                --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Sales (purchases) of marketable securities, net                  215               (574)
    Additions to property and equipment                           (3,250)            (2,439)
    Cash proceeds from sale/leasebacks or dispositions
       of property and equipment                                     402                 43
                                                                --------           --------
       Net cash flows from investing activities                   (2,633)            (2,970)
                                                                --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Deferred financing costs                                           -                (52)
    Principal payments on capital lease obligations                 (407)              (459)
    Principal payments on senior notes                              (802)            (1,068)
    Net revolving loans                                           (6,335)             8,307
    Purchase of treasury stock                                       (14)               (25)
                                                                --------           --------
       Net cash flows from financing activities                   (7,558)             6,703
                                                                --------           --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                           (4,358)               983

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   4,667                263
                                                                --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $    309           $  1,246
                                                                ========           ========

Supplemental disclosures of cash flow information:
    Cash paid for interest                                      $  5,900           $  6,123

Noncash investing and financing activities:
    Unrealized loss on securities                               $   (154)          $   (149)

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

In the opinion of management, the accompanying unaudited financial statements reflect fairly, under generally accepted accounting principles, the results of operations and financial position for the interim periods presented. Operating results for the twenty-six weeks ended August 3, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2003.

RECLASSIFICATIONS
Certain reclassifications were made to balances for the prior year to conform to current year presentation.

NEW ACCOUNTING STANDARDS
In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. SFAS No.143 requires a company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. A corresponding asset is also recorded, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 for fiscal years beginning after June 15, 2002. The Company does not expect this statement to have a material effect on its consolidated financial statements.

In August, 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provision of APB Opinion No. 30 for the disposal of a segment of a business. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company implemented the statement on February 3, 2002. As of August 3, 2002, the Company recorded an asset impairment charge of $646 thousand.

In April, 2002, the FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64,

AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. Under
Statement No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item. The rescission of Statement No. 4 effects the Company since it eliminates the exception to applying APB Opinion No. 30 to the Company's gains on extinguishment of debt. As a result, the gains should be classified as extraordinary only if they meet the criteria in APB Opinion No. 30. The Company does not believe its debt extinguishment gains are both unusual in nature or infrequent of occurrence, and thus do not meet the criteria to be classified as an extraordinary item.

The provisions of Statement No. 145 related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Early application of the provisions related to the rescission of Statement No. 4 is encouraged. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria for classification as an extraordinary item should be reclassified. The Company implemented this statement on May 5, 2002. The effects of implementation are illustrated as follows:

                                                       QUARTER ENDED                     TWO QUARTERS ENDED
                                                  AUGUST 3,         AUGUST 4,        AUGUST 3,          AUGUST 4,
(DOLLARS IN THOUSANDS)                              2002              2001             2002               2001
                                                ------------      ------------      -----------        ---------
Gain on extinguishment of debt increase          $     311          $    214          $    789          $   768
Extraordinary item - gain on
  extinguishment of debt decrease                $     311          $    214          $    789          $   768

In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). The provisions of this Statement are effective for exit and disposal activities that are initiated after December 31, 2002. The Company has not determined whether future application of this statement will have an effect on its consolidated financial statements.

The Company adopted the FASB Emerging Issues Task Force (EITF) Issue No. 00-14, ACCOUNTING FOR CERTAIN SALES INCENTIVES, in the first quarter of fiscal 2002, which requires the recording of certain customer discounts as a reduction in sales. The adoption of this accounting standard did not have an effect on reported operating income (loss) or net loss. In accordance with the adoption, the impact on Sales, Cost of Goods Sold and Selling, General and Administrative Expenses was as follows:

                                            QUARTER ENDED                    TWO QUARTERS ENDED
                                      AUGUST 3,          AUGUST 4,        AUGUST 3,          AUGUST 4,
(DOLLARS IN THOUSANDS)                  2002               2001             2002               2001
                                     -----------        -----------      -----------        -----------
Sales Decrease                         $ 12,823           $ 16,689         $ 27,815           $ 31,012
Cost of Goods Sold Decrease            $ 12,743           $ 16,585         $ 27,368           $ 30,859
Selling, General and
  Administrative Decrease              $     80           $    104         $    447           $    153

INVENTORIES
During the first quarter of fiscal 2002 (as documented in the 10-Q for the quarter ended May 4, 2002), the Company implemented a change in accounting principle from valuing substantially all inventories at the lower of cost or market utilizing the last-in, first-out ("LIFO") method to valuing all inventories at the lower of cost or market utilizing the first-in, first-out ("FIFO") method. This change was adopted because the FIFO method more clearly follows the actual flow of inventory, due to its perishable nature, and more closely matches actual costs and revenues. The February 2, 2002 Consolidated Balance Sheet and quarter ended and two quarters ended August 4, 2001 Consolidated Statement of Operations and Consolidated Statement of Cash Flows have been restated to apply the new method retroactively.

Due to the change in accounting principle, inventory previously reported as of February 2, 2002 increased $8.4 million. The balance of accumulated deficit has been restated by the same amount to reflect retroactive application of this new accounting method. Also, as a result of this change, the effect on the net loss previously reported for the second quarter and two quarters ended August 4, 2001 is presented in the following table. As a result of the implementation of Statement No. 145 (as previously discussed), gains of $214 thousand and $768 thousand, respectively, for the quarter and two quarters ended August 4, 2001, have been reclassified to gain on extinguishment of debt from extraordinary item-gain on extinguishment of debt and reflected in the net loss below:

                                                         QUARTER ENDED                                  TWO QUARTERS ENDED
                                                         AUGUST 4, 2001                                   AUGUST 4, 2001
                                         ---------------------------------------------   -------------------------------------------
                                              AS PREVIOUSLY                                   AS PREVIOUSLY
                                         REPORTED - RECLASSIFIED      AS RESTATED FOR    REPORTED - RECLASSIFIED    AS RESTATED FOR
                                               FOR SFAS 145            LIFO TO FIFO           FOR SFAS 145            LIFO TO FIFO
                                         -----------------------   -------------------   ------------------------   ----------------
(DOLLARS IN THOUSANDS,
  EXCEPT PER SHARE AMOUNTS)

Net loss                                   $             (1,312)     $         (1,162)      $             (2,309)     $      (2,009)
                                         =======================   ===================   ========================   ================


Basic and diluted net loss per share       $              (0.41)     $          (0.36)      $              (0.72)     $       (0.63)
                                         =======================   ===================   ========================   ================

Weighted average basic
   shares outstanding                                 3,196,847             3,196,847                  3,197,432          3,197,432


COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes all changes in the Company's equity during the period, except transactions with stockholders of the Company. Comprehensive loss consisted of the following:

                                          QUARTER ENDED                     TWO QUARTERS ENDED
                                   AUGUST 3,          AUGUST 4,          AUGUST 3,          AUGUST 4,
(DOLLARS IN THOUSANDS)               2002               2001                2002              2001
                               ----------------  ------------------  -----------------  ----------------
                                                   (as adjusted,                         (as adjusted,
                                                    see notes)                            see notes)
Net loss                         $      (6,067)    $        (1,162)    $    (9,246)        $     (2,009)
Other comprehensive loss:
  Unrealized loss on
  marketable securities                    (90)                 (5)           (154)                (149)
                               ----------------  ------------------  -----------------------------------

Comprehensive loss               $      (6,157)    $        (1,167)    $    (9,400)        $     (2,158)
                               ================  ==================  ===================================

LITIGATION
The Company is subject to various unresolved legal actions that arise in the normal course of its business. It is not possible to predict with certainty the outcome of these unresolved legal actions or the range of the possible loss.

SUBSEQUENT EVENT
Nasdaq staff informed the Company, by letter dated February 14, 2002, that it had not maintained a minimum closing bid price of $1.00 per share over 30 consecutive trading days as required for continued listing on the Nasdaq SmallCap Market. Nasdaq staff gave the Company until August 13, 2002 to regain compliance with the minimum closing bid price of $1.00 per share for at least ten consecutive trading days. The Company would be granted an additional 180 days to achieve the minimum closing bid price requirement if Nasdaq staff determines the Company meets the initial listing criteria for the Nasdaq SmallCap Market, which are stockholder's equity of $5 million, market capitalization of $50 million or net income of $750,000 (excluding extraordinary or non-recurring items) in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. The Company was notified, by letter dated August 14, 2002, that it had not regained compliance with the minimum bid price of $1.00 per share. However, the Company was granted an additional 180 days to achieve the minimum closing bid price based on meeting the initial listing requirement of $5.0 million in stockholders' equity as of May 4, 2002.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Sales for the Company's second fiscal quarter ended August 3, 2002 were $162.2 million, a decrease of $6.6 million or 3.9% compared with the prior year. Sales for the two quarters ended August 3, 2002 were $323.9 million, a decrease of $7.0 million or 2.1% compared to the same period in fiscal 2001. These sales declines, on both a total and same store basis, were due primarily to continued new store openings by competitors and a challenging competitive environment. Since the beginning of fiscal 2001, 20 stores have opened that are in direct competition with the Company, including four store openings by competitors in the first half of fiscal 2002. In addition, the Company expects six store openings by competitors during the second half of fiscal 2002, including four supercenters and two supermarkets. The Company operated 64 stores at the end of the second quarter of fiscal 2002 and fiscal 2001.

The gross margin for the second quarter of fiscal 2002 was $44.4 million or 27.4% of sales compared to $47.4 million or 28.1% for the same quarter of fiscal 2001. For the two quarters ended August 3, 2002 and August 4, 2001, the gross margin was $88.8 million or 27.4% and $93.1 million or 28.1%, respectively. The gross margin decline of $3.1 million for the quarter and $4.3 million for the two quarters ended August 3, 2002 were primarily due to a decline in sales and a reduction in vendor funding. The gross margin rate decline for the quarter and two quarters ended August 3, 2002 included the impact of the lower gross margin rate in the eight Eagle Discount Foods stores. These eight stores have been converted back to the Eagle Country Market format.

Selling, general and administrative expense for the second quarter of fiscal 2002 was $42.7 million or 26.3% of sales compared to $41.3 million or 24.5% of sales in the same quarter of fiscal 2001. For the two quarters ended August 3, 2002, selling, general and administrative expense was $83.1 million or

25.6% of sales versus $80.6 million or 24.4% of sales for the same period in fiscal 2001. The increase for the quarter is primarily due to additional health and welfare costs of $1.9 million, with $1.5 million relating to the Company's portion of a special assessment imposed on plan members of the United Food and Commercial Workers Unions and Employers Midwest Health Benefits Fund. The Company will seek relief in several areas, under collective bargaining agreements, including health and welfare costs that have continued to rise at a dramatic rate. The second quarter also included the following additional expenses: $398 thousand to increase insurance reserves, $206 thousand in additional expense for a lease settlement and $250 thousand to provide for uncollectable accounts receivable. The first half of fiscal 2002 also included increases of $276 thousand in severance costs, $137 thousand in advertising expense and $242 thousand in store opening expense primarily relating to the conversion of seven stores to the Eagle Discount Foods format. The eight Eagle Discount Foods format stores have been converted back to the Eagle Country Market format.

During the second quarter of fiscal 2002 the Company recorded an asset impairment charge of $646 thousand, which was partially offset by favorable changes in the reserve for closed stores of $40 thousand.

Depreciation and amortization expense for the quarter ended August 3, 2002 was $4.4 million or 2.7% of sales compared to $4.5 million or 2.7% of sales in the same quarter of fiscal 2001. For the two quarters ended August 3, 2002, depreciation and amortization expense was $9.0 million or 2.8% of sales versus $9.0 million or 2.7% of sales for the same period in fiscal 2001. Net interest expense decreased to $3.0 million or 1.9% of sales in the second quarter of fiscal 2002 compared to $3.3 million or 1.9% of sales in the same quarter of fiscal 2001. For the two quarters ended August 3, 2002, net interest expense decreased to $6.1 million or 1.9% of sales compared to $6.5 million or 1.9% of sales in the same period of fiscal 2001 due primarily to lower interest on the senior notes due to redemptions that have taken place, partially offset by increased interest expense on Loan and Security Agreement ("Revolver") borrowings.



Gain on extinguishment of debt of $311 thousand and $789 thousand were recorded in the quarter and two quarters ended August 3, 2002 relating to the repurchase of senior notes. Senior notes with a face value of $550 thousand were purchased during the second quarter of fiscal 2002 for $239 thousand plus accrued interest. For the two quarters ended August 3, 2002, senior notes with a face value of $1.6 million were purchased for $802 million plus accrued interest. Gain on extinguishment of debt of $214 thousand and $768 thousand were recorded in the quarter and two quarters ended August 4, 2001 relating to the repurchase of Senior Notes. Senior Notes with a face value of $500 thousand were purchased during the second quarter of fiscal 2001 for $286 thousand plus accrued interest. For the two quarters ended August 4, 2001, Senior Notes with a face value of $1.8 million were purchased for $1.1 million plus accrued interest.

The net loss for the second quarter of fiscal 2002 was $6.1 million or $1.95 per share compared to a net loss of $1.2 million or $.36 per share in the same quarter of fiscal 2001. The loss for the quarter included $3.0 million in expenses, relating to the second quarter of fiscal 2002, that don't occur on a regular quarterly basis. These expenses included $1.5 million for a health and welfare special assessment, $646 thousand for asset impairment, $398 thousand to increase insurance reserves, $206 thousand in additional expense for a lease settlement and $250 thousand to provide for uncollectable accounts receivable. For the two quarters ended August 3, 2002, the net loss was $9.2 million or $2.97 per share compared to a net loss of $2.0 million or $.63 per share for the comparable period of fiscal 2001. No tax benefit was recognized in fiscal 2002 or 2001 as the Company is in a net operating loss carryforward position. Valuation allowances have been established for the entire amount of net deferred tax assets due to the uncertainty of future recoverability.

LIQUIDITY AND CAPITAL RESOURCES
Cash generated by operating activities was $5.8 million for the two quarters ended August 3, 2002 compared to cash used of $2.8 million in the comparable period of fiscal 2001. The net loss and non-cash charges used $167 thousand of cash. Working capital changes generated $6.0 million, due primarily to decreases in accounts receivable and inventories, partially offset by decreases in accounts payable, accrued and other liabilities, and reserve for closed stores.

Working capital at August 3, 2002 was $16.1 million and the ratio of current assets to current liabilities was 1.30 to 1 compared to $27.0 million and 1.43 to 1 on February 2, 2002. The reduction in working capital was used primarily to reduce long term debt and fund the Company's capital spending program.

Additions to property and equipment for the first two quarters of fiscal 2002 were $3.3 million compared to $2.4 million in the first half of fiscal 2001. The Company completed two major remodels during the first half of fiscal 2002 and currently has two major remodels in process.

The Company repurchased $1.6 million of its senior notes during the first half of fiscal 2002 at a cost of $802 thousand, recording a gain on extinguishment of debt of $789 thousand. Payments related to lease rejection costs were $325 thousand during the first two quarters of fiscal 2002. The repurchase of the senior notes and the lease rejection payments were primarily funded from cash on hand, cash flows from operations and loans against the Revolver.

On August 3, 2002 the Company had $17.0 million in loans against the Revolver, no letters of credit outstanding and additional Revolver availability of $19.0 million. The Revolver has a financial covenant requiring the Company to maintain a minimum net worth, as defined by the Revolver, of $3.0 million. The defined net worth of the Company exceeded the minimum amount by approximately $2.5 million on August 3, 2002. If necessary, the Company expects to obtain an amendment to lower the minimum net worth requirement under the Revolver. If the Company's net worth should fall below the minimum net worth, as amended, or if the Company is unable to obtain an amendment, the lender may exercise its rights under the Revolver and the Company's ability to borrow under the Revolver could be adversely affected.

Cash on hand, operating cash flows and other sources of funds, including loans against the Revolver, are expected to be adequate to meet the Company's liquidity requirements for the coming twelve months. This expectation is subject to the impact of competitive stores and pricing, work rules and labor and benefit costs under collective bargaining agreements, supply constraints or difficulties, the Company's compliance with net worth requirements and the continued availability of capital under the Revolver, and other risks and uncertainties outlined under "Safe Harbor Statements Under the Private Securities Litigation Reform Act of 1995".

CHANGES IN CRITICAL ACCOUNTING POLICIES
The Company implemented a change in accounting principle, effective February 3, 2002, from valuing substantially all inventories at the lower of cost or market utilizing the last-in, first-out ("LIFO") method to valuing all inventories at the lower of cost or market utilizing the first-in, first-out ("FIFO") method. This change was adopted because the FIFO method more clearly follows the actual flow of inventory, due to its perishable nature, and more closely matches actual costs and revenues. Financial statements have been restated to apply the change in accounting principle retroactively, resulting in a decrease in the loss reported of $150 thousand for the second quarter of fiscal 2001 and $300 thousand for the first half of fiscal 2001. In addition, the inventory previously reported as of

February 2, 2002 increased $8.4 million. The new accounting policy for inventories is as follows:

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

SAFE HARBOR STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995
The statements under Management's Discussion and Analysis of Financial Condition and Results of Operations and the other statements in this Form 10-Q which are not historical facts are forward looking statements. These forward looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, continued acceptance of the Company's products in the marketplace, the effect of economic conditions, the impact of competitive stores and pricing, availability and costs of inventory, employee costs and availability, the rate of technology change, the cost and uncertain outcomes of pending and unforeseen litigation, the availability and cost of capital including the continued availability of capital under the Revolver, supply constraints or difficulties, the effect of the Company's accounting policies, the effect of regulatory and legal developments and other risks detailed in the Company's Securities and Exchange Commission filings or in material incorporated therein by reference.

                          PART II : OTHER INFORMATION:


ITEM 1 : LEGAL PROCEEDINGS       Not Applicable


ITEM 2 : CHANGE IN SECURITIES AND USE OF PROCEEDS     Not Applicable


ITEM 3 : DEFAULTS UPON SENIOR SECURITIES    Not Applicable


ITEM 4 : SUBMITTED MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Company's 2002 Annual Meeting of Shareholders on June 19, 2002, the following matters were submitted to a vote of Security Holders.

        In the matter of the election of the Board of Directors for a one year term, the Shareholders voting results were as follows:

                                             Votes For           Votes Withheld
                                          ---------------       -----------------
              Robert J. Kelly                2,719,169               92,746
              S. Patric Plumley              2,734,814               77,101
              Peter B. Foreman               2,741,830               70,085
              Steven M. Friedman             2,732,064               79,851
              Alain M. Oberrotman            2,718,727               93,188
              Jerry I. Reitman               2,741,830               70,085
              William J. Snyder              2,754,122               57,793

        In the matter of ratification of the appointment of KPMG LLP as independent auditors, 2,782,320 votes were cast in favor of approval, 21,988 votes were cast against and holders of 7,607 shares abstained.

        In the matter of the shareholder proposal with respect to urging the sale of the Company, 269,653 votes were cast in favor of approval, 1,742,765 votes were cast against, 783,251 were broker non-votes and holders of 16,246 shares abstained.

        All votes were in the majority regarding the election of directors and ratification of independent auditors. The directors were declared elected and the appointment of auditor proposal declared approved. The shareholder proposal urging the sale of the Company failed to be approved by the shareholders.

ITEM 5 : OTHER    Not Applicable


ITEM 6 : EXHIBITS AND REPORTS ON FORM 8K

Exhibit 10.15 Employment agreement dated May 9, 2002 between the Company and Ward Dunn, Vice President of Sales and Marketing.

No reports were filed on Form 8K.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                   EAGLE FOOD CENTERS, INC.



Dated:  September 17, 2002         /s/   Robert J. Kelly
                                   ---------------------------------
                                   Robert J. Kelly
                                   Chairman, Chief Executive Officer and
                                   President




Dated:  September 17, 2002         /s/   S. Patric Plumley
                                   -----------------------------
                                   S. Patric Plumley
                                   Senior Vice President -Chief Financial
                                   Officer and Secretary

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Robert J. Kelly, certify that:

       1. I have reviewed this quarterly report on Form 10-Q of Eagle Food Centers, Inc. (Eagle Food Centers);

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Eagle Food Centers as of, and for, the periods presented in this quarterly report.


Date:  September 17, 2002               /s/  Robert J. Kelly
                                        -------------------------------------
                                        Robert J. Kelly
                                        Chairman, Chief Executive Officer and
                                        President

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                         PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with this quarterly report on Form 10-Q of Eagle Food Centers, Inc. I, Robert J. Kelly, Chief Executive Officer of Eagle Food Centers, Inc., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

           (1) To the best of my knowledge, the report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

           (2) The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Eagle Food Centers, Inc.


Date:  September 17, 2002                 /s/  Robert J. Kelly
                                          --------------------------------------
                                          Robert J. Kelly
                                          Chairman, Chief Executive Officer and
                                          President

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, S. Patric Plumley, certify that:

       1. I have reviewed this quarterly report on Form 10-Q of Eagle Food Centers, Inc. (Eagle Food Centers);

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Eagle Food Centers as of, and for, the periods presented in this quarterly report.

Date:  September 17, 2002                  /s/ S. Patric Plumley
                                           -------------------------------------
                                           S. Patric Plumley
                                           Senior Vice President-Chief Financial
                                           Officer and Secretary

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                         PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with this quarterly report on Form 10-Q of Eagle Food Centers, Inc. I, S. Patric Plumley, Chief Financial Officer of Eagle Food Centers, Inc., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

           (1) To the best of my knowledge, the report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

           (2) The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Eagle Food Centers, Inc.


Date:  September 17, 2002                  /s/ S. Patric Plumley
                                           -------------------------------------
                                           S. Patric Plumley
                                           Senior Vice President-Chief Financial
                                           Officer and Secretary