Form 10-Q
period 2002-11-02
EAGLE FOOD CENTERS INC
filed 2002-12-17
CIK 30908

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-17871

EAGLE FOOD CENTERS, INC.
(Exact name of registrant as specified in the charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3548019 (I.R.S. Employer Identification No.)
Rt. 67 & Knoxville Rd., Milan, Illinois (Address of principal executive offices)	61264 (Zip Code)
Registrant's telephone number, including area code: (309) 787-7700

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court: Yes ☒    No ☐

        The number of shares of the Registrant's Common Stock, par value four cents ($0.04) per share, outstanding at December 13, 2002 was 3,110,935.

PART I—FINANCIAL INFORMATION

Item 1:    Financial Statements

EAGLE FOOD CENTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended		Three Quarters Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
		(as adjusted, see notes)		(as adjusted, see notes)
Sales	$151,048	$161,933	$474,946	$492,839
Cost of goods sold	(107,851)	(116,186)	(342,999)	(354,000)

Gross margin	43,197	45,747	131,947	138,839
Operating expenses:
Selling, general and administrative	(38,422)	(39,949)	(121,501)	(120,578)
Store closing and asset impairment	—	—	(606)	—
Reorganization items, net	—	648	—	921
Depreciation and amortization	(4,300)	(4,528)	(13,261)	(13,591)

Operating income (loss)	475	1,918	(3,421)	5,591
Interest expense, net	(2,962)	(3,216)	(9,101)	(9,667)
Gain on extinguishment of debt	71	972	860	1,740

Net loss	$(2,416)	$(326)	$(11,662)	$(2,336)

Basic and diluted net loss per share	$(0.78)	$(0.10)	$(3.75)	$(0.73)

Weighted average basic shares outstanding	3,110,935	3,171,091	3,113,511	3,188,651

See notes to the unaudited consolidated financial statements.

EAGLE FOOD CENTERS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)
(Unaudited)

	November 2, 2002	February 2, 2002
		(as adjusted, see notes)
ASSETS
Current assets:
Cash and cash equivalents	$644	$4,667
Restricted assets	8,301	7,901
Accounts receivable, net of allowance for doubtful accounts of $1.3 million in fiscal 2002 and $1.2 million in fiscal 2001	7,354	9,553
Inventories	53,489	65,016
Prepaid expenses and other	2,538	2,870

Total current assets	72,326	90,007
Property and equipment, net	100,196	107,307
Other assets:
Deferred software costs, net	3,693	6,740
Property held for resale, net	2,990	3,056
Other	1,003	1,352

Total other assets	7,686	11,148

Total assets	$180,208	$208,462

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,574	$29,236
Payroll and associate benefits	12,481	12,441
Accrued liabilities	10,997	14,536
Reserve for closed stores	239	364
Accrued taxes	4,841	5,647
Current portion of long term debt	884	833

Total current liabilities	51,016	63,057
Long term debt:
Senior notes, net	63,234	64,659
Capital lease obligations	32,494	33,037
Loan and security agreement	21,754	23,325
Other	340	466

Total long term debt	117,822	121,487
Other liabilities:
Reserve for closed stores	1,087	1,302
Other deferred liabilities	7,515	7,995

Total other liabilities	8,602	9,297

Total liabilities	177,440	193,841

Shareholders' equity:
Preferred stock, $.01 par value, 100,000 shares authorized	—	—
Common stock, $.04 par value, 4,500,000 shares authorized, 3,357,605 shares issued	134	134
Capital in excess of par value	55,464	55,464
Common stock in treasury, at cost, 246,670 and 229,351 shares	(2,383)	(2,369)
Accumulated other comprehensive income(loss)	(2,073)	(1,896)
Accumulated deficit	(48,374)	(36,712)

Total shareholders' equity	2,768	14,621

Commitments and contingencies
Total liabilities and shareholders' equity	$180,208	$208,462

See notes to the unaudited consolidated financial statements.

EAGLE FOOD CENTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
(Unaudited)

	Three Quarters Ended
	November 2, 2002	November 3, 2001
		(as adjusted, see notes)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,662)	$(2,336)
Adjustments to reconcile net loss to net cash flows from operating activities:
Gain on extinguishment of debt	(860)	(1,740)
Depreciation and amortization	13,261	13,591
Store closing and asset impairment	606	(1,005)
Deferred charges and credits	490	600
(Gain) loss on disposal of assets	(245)	16
Changes in assets and liabilities:
Receivables and other assets	2,667	(711)
Inventories	11,527	(12,185)
Accounts payable	(7,662)	6,544
Accrued and other liabilities	(4,673)	(5,833)
Principal payments on reserve for closed stores	(358)	(5,667)

Net cash flows from operating activities	3,091	(8,726)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales (purchases) of marketable securities, net	(577)	(1,602)
Additions to property and equipment	(4,182)	(5,016)
Cash proceeds from sale/leasebacks or dispositions of property and equipment	703	65

Net cash flows from investing activities	(4,056)	(6,553)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(5)	(320)
Principal payments on capital lease obligations	(618)	(693)
Principal payments on senior notes	(850)	(2,526)
Net revolving loans (repayments)	(1,571)	18,893
Purchase of treasury stock	(14)	(63)

Net cash flows from financing activities	(3,058)	15,291

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,023)	12
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,667	263

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$644	$275

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,507	$11,132
Noncash investing and financing activities:
Additions to property and equipment and debt	$—	$932
Unrealized loss on securities	$(177)	$(178)

See notes to the unaudited consolidated financial statements.

EAGLE FOOD CENTERS, INC.

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

        In the opinion of management, the accompanying unaudited financial statements reflect fairly, under generally accepted accounting principles, the results of operations and financial position for the interim periods presented. Operating results for the thirty-nine weeks ended November 2, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2003.

Risks and Uncertainties

        On November 2, 2002 the Company had $21.8 million in loans against the Revolver, no letters of credit outstanding and additional Revolver availability of $14.5 million. The Revolver has a financial covenant requiring the Company to maintain a minimum adjusted net worth, as defined by the Revolver, of $3.0 million. The Company believes it was in compliance with the covenant on November 2, 2002. To prevent a potential future default under the covenant, the Company has entered into a Limited Waiver agreement ("Waiver") with Congress Financial Corporation (Central) ("Congress") to waive the adjusted net worth covenant until February 1, 2003. This Waiver has two additional covenants requiring the Company to maintain Revolver availability of at least $5.0 million and to provide Congress with financial projections for the fiscal year ending January 31, 2004 by January 15, 2003. In addition, the Company has agreed to pay a Waiver fee and a higher rate of interest on Revolver loans. To provide greater flexibility during the remaining term of the Revolver, ending August 24, 2004, the Company is in discussions with Congress to amend the adjusted net worth covenant in the Revolver. If the Company is unable to obtain an amendment, or if the Company does not meet the covenants under the Waiver or the Revolver, as amended, Congress may exercise its rights under the Revolver and the Company's ability to borrow under the Revolver could be adversely affected.

        Nasdaq staff informed the Company, by letter dated February 14, 2002, that it's Common stock had not maintained a minimum closing bid price of $1.00 per share over 30 consecutive trading days as required for continued listing on the Nasdaq SmallCap Market. Nasdaq staff gave the Company until August 13, 2002 to regain compliance with the minimum closing bid price of $1.00 per share for at least ten consecutive trading days. The letter also provided that the Company would be granted an additional 180 days to achieve the minimum closing bid price requirement if Nasdaq staff were to determine that the Company met the initial listing criteria for the Nasdaq SmallCap Market, which are stockholder's equity of $5 million, market capitalization of $50 million or net income of $750,000 (excluding extraordinary or non-recurring items) in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. The Company was notified, by letter dated August 14, 2002, that it had not regained compliance with the minimum bid price of $1.00 per share. However, the Company was granted an additional 180 days to achieve the minimum closing bid price based on meeting the initial listing requirement of $5.0 million in stockholders' equity as of May 4, 2002. The Company's Common stock closed at $0.49 per share on the last trading day of the third quarter of fiscal 2002, with closing prices for the quarter ranging from a high of $0.73 on September 6, 2002 to a low of $0.36 on October 8, 2002.

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

        The Company's collective bargaining agreement with Union locals covering 35 stores, representing 45.5% of the Company's associates, expired on November 16, 2002. The Company signed an extension agreement on November 1, 2002 extending the term of the collective bargaining agreement until December 16, 2002 and subsequently signed another extension agreement on December 16, 2002 extending the term of the collective bargaining agreement until February 1, 2003. In addition, the Company has collective bargaining agreements covering two stores, representing 1.8% of the Company's associates, which are under extension agreements pending negotiation of new collective bargaining agreements.

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

        In August, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provision of APB Opinion No. 30 for the disposal of a segment of a business. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company implemented the statement on February 3, 2002. For the three quarters ended November 2, 2002, the

Company recorded an asset impairment charge of $646 which is included in Store closing and asset impairment on the Consolidated Statements of Operations.

        In April, 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Under Statement No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item. The rescission of Statement No. 4 affects the Company since it eliminates the exception to applying APB Opinion No. 30 to the Company's gains on extinguishment of debt. As a result, the gains should be classified as extraordinary only if they meet the criteria in APB Opinion No. 30. The Company does not believe its debt extinguishment gains are both unusual in nature or infrequent of occurrence, and thus do not meet the criteria to be classified as an extraordinary item.

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

	Quarter Ended		Three Quarters Ended
(Dollars in thousands)	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Gain on extinguishment of debt increase	$71	$972	$860	$1,740
Extraordinary item—gain on extinguishment of debt decrease	$71	$972	$860	$1,740

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

	Quarter Ended		Three Quarters Ended
(Dollars in thousands)	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Sales Decrease	$11,669	$13,895	$39,483	$44,906
Cost of Goods Sold Decrease	$11,572	$13,828	$38,939	$44,687
Selling, General and Administrative Decrease	$97	$67	$544	$219

Inventories

        During the first quarter of fiscal 2002 (as documented in the 10-Q for the quarter ended May 4, 2002), the Company implemented a change in accounting principle from valuing substantially all inventories at the lower of cost or market utilizing the last-in, first-out ("LIFO") method to valuing all inventories at the lower of cost or market utilizing the first-in, first-out ("FIFO") method. This change was adopted because the FIFO method more clearly follows the actual flow of inventory, due to its perishable nature, and more closely matches actual costs and revenues. The February 2, 2002 Consolidated Balance Sheet and quarter ended and three quarters ended November 3, 2001 Consolidated Statement of Operations and Consolidated Statement of Cash Flows have been restated to apply the new method retroactively.

        Due to the change in accounting principle, inventory previously reported as of February 2, 2002 increased $8.4 million. The balance of accumulated deficit has been restated by the same amount to reflect retroactive application of this new accounting method. Also, as a result of this change, the effect on the net loss previously reported for the third quarter and three quarters ended November 3, 2001 is presented in the following table. As a result of the implementation of Statement No. 145 (as previously discussed), gains of $972 thousand and $1.7 million, respectively, for the quarter and three quarters ended November 3, 2001, have been reclassified to gain on extinguishment of debt from extraordinary item-gain on extinguishment of debt and reflected in the net loss below:

	Quarter Ended November 3, 2001		Three Quarters Ended November 3, 2001
(Dollars in thousands, except per share amounts)	As previously reported—reclassified for SFAS 145	As restated for LIFO to FIFO	As previously reported—reclassified for SFAS 145	As restated for LIFO to FIFO
Net loss	$(476)	$(326)	$(2,786)	$(2,336)

Basic and diluted net loss per share	$(0.15)	$(0.10)	$(0.87)	$(0.73)

Weighted average basic shares outstanding	3,171,091	3,171,091	3,188,651	3,188,651

Comprehensive Income (Loss)

        Comprehensive income (loss) includes all changes in the Company's equity during the period, except transactions with stockholders of the Company. Comprehensive loss consisted of the following:

	Quarter Ended		Three Quarters Ended
(Dollars in thousands)	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
		(as adjusted, see notes)		(as adjusted, see notes)
Net loss	$(2,416)	$(326)	$(11,662)	$(2,336)
Other comprehensive loss:
Unrealized loss on marketable securities	(23)	(19)	(177)	(115)

Comprehensive loss	$(2,439)	$(345)	$(11,839)	$(2,451)

Litigation

        The Company is subject to various unresolved legal actions that arise in the normal course of its business. It is not possible to predict with certainty the outcome of these unresolved legal actions or the range of the possible loss.

Item 2:    Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

        Sales for the Company's third fiscal quarter ended November 2, 2002 were $151.0 million, a decrease of $10.9 million or 6.7% compared with the prior year. Sales for the three quarters ended November 2, 2002 were $474.9 million, a decrease of $17.9 million or 3.6% compared to the same period in fiscal 2001. These sales declines were due primarily to continued new store openings by competitors and a challenging competitive environment. Since the beginning of fiscal 2001, 25 stores have opened that are in direct competition with the Company, including nine store openings by competitors in the first three quarters of fiscal 2002. The Company sold one under performing store in the last week of the third quarter of fiscal 2002 leaving 63 stores in operation at the end of the third quarter of fiscal 2002 compared to 64 stores at the end of the third quarter of fiscal 2001.

        The gross margin for the third quarter of fiscal 2002 was $43.2 million or 28.6% of sales compared to $45.7 million or 28.3% of sales for the same quarter of fiscal 2001. For the three quarters ended November 2, 2002 the gross margin was $131.9 million or 27.8% of sales compared to $138.8 million or 28.2% of sales for the same period in fiscal 2001. The gross margin decline of $2.5 million for the quarter includes approximately $3.1 million relating to the decrease in sales, partially offset by an increase in the gross margin percentage. The gross margin decline of $6.9 million for the three quarters ended November 2, 2002 was primarily due to a decline in sales and a reduction in vendor funding. The gross margin rate decline for the three quarters ended November 2, 2002 included the impact of the lower gross margin rate in the eight Eagle Discount Foods stores which were converted back to the Eagle Country Market format in the second quarter.

        Selling, general and administrative expense for the third quarter of fiscal 2002 was $38.4 million or 25.4% of sales compared to $39.9 million or 24.7% of sales in the same quarter of fiscal 2001. For the three quarters ended November 2, 2002, selling, general and administrative expense was $121.5 million or 25.6% of sales versus $120.6 million or 24.5% of sales for the same period in fiscal 2001. The increase for the three quarters is primarily due to additional health and welfare costs of $2.8 million, partially offset by a reduction in variable expenses associated with the decline in sales.

        For the three quarters ended November 2, 2002 the Company recorded an asset impairment charge of $646 thousand, which was partially offset by favorable changes in the reserve for closed stores of $40 thousand.

        Depreciation and amortization expense for the quarter ended November 2, 2002 was $4.3 million or 2.8% of sales compared to $4.5 million or 2.8% of sales in the same quarter of fiscal 2001. For the three quarters ended November 2, 2002, depreciation and amortization expense was $13.3 million or 2.8% of sales versus $13.6 million or 2.8% of sales for the same period in fiscal 2001. Net interest expense decreased to $3.0 million or 2.0% of sales in the third quarter of fiscal 2002 compared to $3.2 million or 2.0% of sales in the same quarter of fiscal 2001. For the three quarters ended November 2, 2002, net interest expense decreased to $9.1 million or 1.9% of sales compared to $9.7 million or 2.0% of sales in the same period of fiscal 2001 due primarily to lower interest on the senior notes due to redemptions that have taken place, partially offset by increased interest expense on Loan and Security Agreement ("Revolver") borrowings.

        Gain on extinguishment of debt of $71 thousand and $860 thousand were recorded in the quarter and three quarters ended November 2, 2002, respectively, relating to the repurchase of senior notes. Senior notes with a face value of $119 thousand were purchased during the third quarter of fiscal 2002 for $48 thousand plus accrued interest. For the three quarters ended November 2, 2002, senior notes with a face value of $1.7 million were purchased for $850 million plus accrued interest. Gain on extinguishment of debt of $972 thousand and $1.7 million were recorded in the quarter and three quarters ended November 3, 2001, respectively, relating to the repurchase of Senior Notes. Senior

Notes with a face value of $2.4 million were purchased during the third quarter of fiscal 2001 for $1.4 million plus accrued interest. For the three quarters ended November 3, 2001, Senior Notes with a face value of $4.2 million were purchased for $2.5 million plus accrued interest.

        The net loss for the third quarter of fiscal 2002 was $2.4 million or $.78 per share compared to a net loss of $326 thousand or $.10 per share in the same quarter of fiscal 2001. For the three quarters ended November 2, 2002, the net loss was $11.7 million or $3.75 per share compared to a net loss of $2.3 million or $.73 per share for the comparable period of fiscal 2001. No tax benefit was recognized in fiscal 2002 or 2001 as the Company is in a net operating loss carryforward position. Valuation allowances have been established for the entire amount of net deferred tax assets due to the uncertainty of future recoverability.

Liquidity and Capital Resources

        Cash generated by operating activities was $3.1 million for the three quarters ended November 2, 2002 compared to cash used by operating activities of $8.7 million in the comparable period of fiscal 2001. The net loss and non-cash charges generated $1.6 million of cash. Working capital changes generated $1.5 million, due primarily to decreases in accounts receivable and inventories, partially offset by decreases in accounts payable, accrued and other liabilities, and reserve for closed stores.

        Working capital at November 2, 2002 was $21.3 million and the ratio of current assets to current liabilities was 1.42 to 1 compared to $27.0 million and 1.43 to 1 on February 2, 2002. The reduction in working capital was used primarily to reduce long term debt and fund the Company's capital spending program.

        Additions to property and equipment for the first three quarters of fiscal 2002 were $4.2 million compared to $5.0 million in the same period of fiscal 2001. The Company completed four major remodels during the first three quarters of fiscal 2002. The Company also sold one under performing store in the last week of the third quarter, realizing proceeds of $242 thousand and recording a gain of $212 thousand.

        The Company repurchased $1.7 million of its senior notes during the first three quarters of fiscal 2002 at a cost of $850 thousand, recording a gain on extinguishment of debt of $860 thousand. Payments related to lease rejection costs were $358 thousand during the first three quarters of fiscal 2002. The repurchase of the senior notes and the lease rejection payments were primarily funded from cash on hand and cash flows from operations.

        On November 2, 2002 the Company had $21.8 million in loans against the Revolver, no letters of credit outstanding and additional Revolver availability of $14.5 million. The Revolver has a financial covenant requiring the Company to maintain a minimum adjusted net worth, as defined by the Revolver, of $3.0 million. The Company believes it was in compliance with the covenant on November 2, 2002. To prevent a potential future default under the covenant, the Company has entered into a Limited Waiver agreement ("Waiver") with Congress Financial Corporation (Central) ("Congress") to waive the adjusted net worth covenant until February 1, 2003. This Waiver has two additional covenants requiring the Company to maintain Revolver availability of at least $5.0 million and to provide Congress with financial projections for the fiscal year ending January 31, 2004 by January 15, 2003. In addition, the Company has agreed to pay a Waiver fee and a higher rate of interest on Revolver loans. To provide greater flexibility during the remaining term of the Revolver, ending August 24, 2004, the Company is in discussions with Congress to amend the adjusted net worth covenant in the Revolver. If the Company is unable to obtain an amendment, or if the Company does not meet the covenants under the Waiver or the Revolver, as amended, Congress may exercise its rights under the Revolver and the Company's ability to borrow under the Revolver could be adversely affected.

        Nasdaq staff informed the Company, by letter dated February 14, 2002, that it's Common stock had not maintained a minimum closing bid price of $1.00 per share over 30 consecutive trading days as required for continued listing on the Nasdaq SmallCap Market. Nasdaq staff gave the Company until August 13, 2002 to regain compliance with the minimum closing bid price of $1.00 per share for at least ten consecutive trading days. The letter also provided that the Company would be granted an additional 180 days to achieve the minimum closing bid price requirement if Nasdaq staff were to determine that the Company met the initial listing criteria for the Nasdaq SmallCap Market, which are stockholder's equity of $5 million, market capitalization of $50 million or net income of $750,000 (excluding extraordinary or non-recurring items) in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. The Company was notified, by letter dated August 14, 2002, that it had not regained compliance with the minimum bid price of $1.00 per share. However, the Company was granted an additional 180 days to achieve the minimum closing bid price based on meeting the initial listing requirement of $5.0 million in stockholders' equity as of May 4, 2002. The Company's Common stock closed at $0.49 per share on the last trading day of the third quarter of fiscal 2002, with closing prices for the quarter ranging from a high of $0.73 on September 6, 2002 to a low of $0.36 on October 8, 2002.

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

        The Company's collective bargaining agreement with Union locals covering 35 stores, representing 45.5% of the Company's associates, expired on November 16, 2002. The Company signed an extension agreement on November 1, 2002 extending the term of the collective bargaining agreement until December 16, 2002 and subsequently signed another extension agreement on December 16, 2002 extending the term of the collective bargaining agreement until February 1, 2003. In addition, the Company has collective bargaining agreements covering two stores, representing 1.8% of the Company's associates, which are under extension agreements pending negotiation of new collective bargaining agreements. The Company expects to negotiate with the Union locals and to enter into new collective bargaining agreements. There can be no assurance, however, that such agreements will be reached without a work stoppage. A work stoppage could have a material adverse effect on the Company's results of operations.

        Cash on hand, operating cash flows and other sources of funds, including loans against the Revolver, are expected to be adequate to meet the Company's liquidity requirements for the coming twelve months. This expectation is subject to the impact of current and additional competitive stores and pricing, labor and benefit costs under collective bargaining agreements and the settlement of expired or expiring collective bargaining agreements without a work stoppage, supplier constraints or difficulties including a further reduction in credit limits and payment terms, compliance with Revolver and Waiver covenants and the continued availability of capital under the Revolver, and other risks and uncertainties outlined under "Safe Harbor Statements Under the Private Securities Litigation Reform Act of 1995".

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

Financial statements have been restated to apply the change in accounting principle retroactively, resulting in a decrease in the loss reported of $150 thousand for the third quarter of fiscal 2001 and $450 thousand for the first three quarters of fiscal 2001. In addition, the inventory previously reported as of February 2, 2002 increased $8.4 million. The new accounting policy for inventories is as follows:

        Inventory—Inventories are stated at the lower of cost or market. Cost is determined through use of the first-in, first-out ("FIFO") method, for all inventories, applied to inventory values determined primarily by the retail inventory method ("RIM") for store inventories and the weighted average method for warehouse inventories.

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

Safe Harbor Statements Under the Private Securities Litigation Reform Act of 1995

        The statements under Management's Discussion and Analysis of Financial Condition and Results of Operations and the other statements in this Form 10-Q which are not historical facts are forward looking statements. These forward looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, acceptance of the Company's products in the marketplace, the effect of economic conditions, the impact of current and additional competitive stores and pricing, availability and costs of inventory, employee costs and availability, the rate of technology change, the cost and uncertain outcomes of pending and unforeseen litigation, the availability and cost of capital including the continued availability of capital under the Revolver, supply constraints or difficulties, the effect of the Company's accounting policies, the effect of regulatory and legal developments and other risks detailed in the Company's Securities and Exchange Commission filings or in material incorporated therein by reference.

Item 3:    Quantitative and Qualitative Disclosures about Market Risk

        No significant changes since filing the Form 10-K, for the period ended February 2 2002, with the Securities and Exchange Commission on May 3, 2002.

Item 4:    Procedures and Controls

  a.
  Evaluation of disclosure controls and procedures

        Based on their evaluation as of a date within 90 days of the filing date of the Quarterly Report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that are filed and submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

  b.
  Changes in internal controls

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II:    OTHER INFORMATION:

Item 1: Legal Proceedings

        Not Applicable

Item 2: Changes in Securities and Use of Proceeds

        Not Applicable

Item 3: Defaults Upon Senior Securities

        Not Applicable

Item 4: Submission of Matters to a Vote of Security Holders

        Not Applicable

Item 5: Other Information

        Not Applicable

Item 6: Exhibits and Reports on Form 8K

        No exhibits or reports were filed on Form 8K.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

EAGLE FOOD CENTERS, INC.
Dated: December 17, 2002	/s/ ROBERT J. KELLY Robert J. Kelly Chairman, Chief Executive Officer and President
Dated: December 17, 2002	/s/ S. PATRIC PLUMLEY S. Patric Plumley Senior Vice President—Chief Financial Officer and Secretary

CERTIFICATIONS

        I, Robert J. Kelly, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Eagle Food Centers, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 17, 2002

/s/ ROBERT J. KELLY Robert J. Kelly Chairman, Chief Executive Officer and President

I, S. Patric Plumley, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Eagle Food Centers, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 17, 2002

/s/ S. PATRIC PLUMLEY S. Patric Plumley Senior Vice President—Chief Financial Officer and Secretary

Certification of Chief Executive Officer
Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

        In connection with this quarterly report on Form 10-Q of Eagle Food Centers, Inc. I, Robert J. Kelly, Chief Executive Officer of Eagle Food Centers, Inc., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

  (1)
  The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2)
  The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Eagle Food Centers, Inc.
Date: December 17, 2002	/s/ ROBERT J. KELLY Robert J. Kelly Chairman, Chief Executive Officer and President

Certification of Chief Financial Officer
Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

        In connection with this quarterly report on Form 10-Q of Eagle Food Centers, Inc. I, S. Patric Plumley, Chief Financial Officer of Eagle Food Centers, Inc., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

  (1)
  The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2)
  The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Eagle Food Centers, Inc.
Date: December 17, 2002	/s/ S. PATRIC PLUMLEY S. Patric Plumley Senior Vice President-Chief Financial Officer and Secretary

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1: Financial Statements
EAGLE FOOD CENTERS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in thousands, except per share data) (Unaudited)
EAGLE FOOD CENTERS, INC. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data) (Unaudited)
EAGLE FOOD CENTERS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands) (Unaudited)
EAGLE FOOD CENTERS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II: OTHER INFORMATION
  Item 1: Legal Proceedings
  Item 2: Changes in Securities and Use of Proceeds
  Item 3: Defaults Upon Senior Securities
  Item 4: Submission of Matters to a Vote of Security Holders
  Item 5: Other Information
  Item 6: Exhibits and Reports on Form 8K
SIGNATURES
CERTIFICATIONS
Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002