Form 10-K
period 2003-02-01
EAGLE FOOD CENTERS INC
filed 2003-05-23
CIK 30908

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Fiscal year ended February 1, 2003 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from to .

Commission File No.  0-17871

EAGLE FOOD CENTERS, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3548019
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Route 67 & Knoxville Road, Milan, Illinois 61264

(Address of principal executive offices)

Registrant’s telephone number including area code  (309) 787-7700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court:            Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☐.

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐            No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $304,733 as of May 2, 2003.

The number of shares of the Registrant’s Common Stock, par value four cent $(0.04) per share, outstanding on May 2, 2003 was 3,110,935.

FISCAL YEAR ENDED FEBRUARY 1, 2003

FORM 10-K ANNUAL REPORT

PART I

ITEM 1:  BUSINESS

General

Eagle Food Centers, Inc. (the “Company” or “Eagle”), is a Delaware Corporation.  Eagle is a leading regional supermarket chain operating 62 supermarkets as of the end of fiscal 2002 in northern and central Illinois and eastern Iowa under the trade names “Eagle Country Market®”, “Foodco“™””, “Eagle Discount Foods“™”” and “BOGO’s Food and Deals”™“.”  Most Eagle supermarkets offer a full line of groceries, meats, fresh produce, dairy products, delicatessen and bakery products, health and beauty aids and other general merchandise, and in certain stores, service seafood, prescription medicine, video rental, floral service, in-store banks, dry cleaners and coffee shops.

The Company’s fiscal year ends on the Saturday closest to January 31st.  Fiscal 2002 was a 52-week year ending on February 1, 2003, fiscal 2001 was a 52-week year ending on February 2, 2002, and fiscal 2000 was a 53-week year ending on February 3, 2001.

Talon Insurance Company (“Talon”), formed in the State of Vermont to provide insurance for Eagle’s workers’ compensation, general liability and automobile (effective November 1, 2001) claims, is a wholly owned subsidiary of Eagle Food Centers, Inc.

Reorganization Proceedings Under Chapter 11 of the Bankruptcy Code

On February 29, 2000 (the “Petition Date I”), the Company filed a voluntary petition under Chapter 11 of Title 11 of the United States Code (the “First Bankruptcy Case”).  The petition was filed in the United States Bankruptcy Court for the District of Delaware under case number 00-01311.  The Company continued to manage its affairs and operate its business as a debtor-in-possession while the First Bankruptcy Case was pending. The First Bankruptcy Case, which proceeded before the United States District Court for the District of Delaware, was commenced in order to implement a financial restructuring of the Company that had been pre-negotiated with holders of approximately 29% of the principal amount of the Company’s Senior Notes due April 15, 2000.  On March 10, 2000, the Company filed a plan of reorganization (the “2000 Plan”) to implement the financial restructuring, which Plan was subsequently amended on April 17, 2000.

The 2000 Plan was confirmed on July 7, 2000 and consummated on August 7, 2000.  The Company replaced the Senior Notes with new Senior Notes that have the following material terms and conditions; (i) maturity date of April 15, 2005, (ii) an interest rate of 11%, (iii) a $15 million repayment of outstanding principal by the Company upon the effective date of the 2000 Plan, and (iv) the Company may, at its option and with no prepayment penalty, redeem the Senior Notes at any time at 100% of the principal amount outstanding at the time of redemption.  In addition, under the 2000 Plan, the Company agreed to issue 15% of fully-diluted common stock of the Company (482,605 shares after adjusting for reverse stock split – see item 5) to the holders of the old Senior Notes, of which 10% would have been returned to the Company had the Company been sold or the debt retired prior to October 15, 2001.  If the Company had been sold or the debt had been retired prior to October 15, 2002, 5% of the common stock would have been returned to the Company.  None of the common stock was returned to the Company since the Company was not sold and the debt was not retired prior to October 15, 2002.  The shares were recorded at fair value in the amount of $2.1 million with the offsetting amount recorded as a discount against the Senior Notes.  The discount is being amortized over the life of the debt.

The United States Bankruptcy Court for the District of Delaware, on January 28, 2002, entered a final decree and order closing the Chapter 11 case.

On April 7, 2003 (the “Petition Date II”), the Company filed a voluntary petition under Chapter 11 of Title 11 of the United States Code (the “Second Bankruptcy Case”).  The petition was filed in the United States Bankruptcy Court for the Northern District of Illinois in Chicago under case number 03-15299.  The Company continues to manage its affairs and operate its business as a debtor-in-possession while the Second Bankruptcy Case is pending.  Reference is made to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Note B of the notes to the consolidated financial statements, and the Independent Auditor’s Report included herein.

As described above, the Company emerged from Chapter 11 approximately 3 years ago, following the completion of a largely pre-negotiated financial restructuring.  When the Second Bankruptcy Case was filed, the Company’s capital structure was comprised of a $50 million revolving credit facility with Congress Financial Corporation (Central) (“Congress”), of which approximately $26 million was outstanding,  $85 million of 11% Senior Notes that are due April 15, 2005 (the “Senior Notes”), of which approximately $64 million in principal is still outstanding and 3.1 million shares of common stock outstanding.

Since the Company’s restructuring efforts in 2000, it has faced new threats from increased competition, rising costs in connection with its unionized labor, significant cash outlays to cover interest expense from its outstanding Senior Notes, and a recessionary economy.  As a result, the Company’s overall cost of doing business increased. The Company has experienced cumulative losses during the last three years of $34.8 million, and had a stockholders deficit of $6 million at February 1, 2003.

During the third fiscal quarter of 2002, the Company became concerned that it may violate a covenant under its Second Amended and Restated Loan and Security Agreement (“Revolver”).  In particular, the Revolver contains a financial covenant requiring the Company to maintain an “Adjusted Net Worth” (as defined in the Revolver) of $3.0 million.  As a precaution the Company and Congress entered into a limited waiver agreement, effective as of November 1, 2002, which waived the Adjusted Net Worth covenant until February 1, 2003, which was subsequently extended to April 5, 2003 (the “Waiver”).  Moreover, the Company’s Senior Notes required an interest payment of approximately $3.5 million on April 15, 2003.  Accordingly, the upcoming interest payment, the low excess availability under the Revolver, the tightening of vendor credit, the expiration of the Waiver, the Company’s cost structure, and the slow economic climate forced the Company to file for Chapter 11 protection.  The Company is embarking upon this restructuring in order to attempt to create financial flexibility for future operating requirements and capital expenditures.  In preparations for the Chapter 11 filing, the Company, together with its outside advisors, have identified certain strategic alternatives to maximize value for its creditors.  The Company, in its business judgment, is evaluating all possible strategic alternatives, including the possible sale of some or all of its assets.

Common Stock Risks - At this time, it is not possible to predict the effect of the Chapter 11 reorganization on our business, various creditors and security holders or when we will be able to exit Chapter 11.

Under the priority scheme established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities need to be satisfied before shareholders are entitled to receive any distribution.  The ultimate recovery to common shareholders, if any, will not be determined until confirmation of a plan or plans of reorganization.  No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to the common shareholders.  A plan of reorganization could also result in holders of the Company’s common stock receiving no value for their interests.  Because of such possibilities, the value of the common stock is highly speculative.  Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in the securities.

Currently, the Board of Directors believes it is unlikely there will be any recovery of value to common shareholders.

Store Development and Expansion

The Company operates 60 Eagle Country Markets, one Foodco and one Bogo’s Food and Deals. Eagle Country Markets represent the Company’s primary full line supermarket format. Most Eagle Country Markets offer extra space devoted to expanded perishable departments, tying together meat, produce, full-service delicatessen and service bakery departments, and, in certain stores, offering service seafood, prescription medicine, video rental, floral service, in-store banks, dry cleaners and coffee shops. Eagle Country Markets range in size from 16,500 to 67,500 square feet, with an average size of 39,949 square feet.  The Company converted one Eagle Country Market to the Eagle Discount Foods format during fiscal 2001and seven during the first quarter of fiscal 2002.  This format offered many of the same product selection, quality and service features as an Eagle Country Market, with the addition of a wall of values, fewer stock keeping units and lower overall prices.  Due to under performance of this format, these eight stores were converted back to the Eagle Country Market format during the second quarter of fiscal 2002.  The Company also converted one Eagle Country Market to the Foodco format during fiscal 2001.  Foodco operates as a high standard, price impact store designed to serve the needs of value conscious customers.  The Foodco store maintains an aggressive pricing strategy while meeting the needs of the local market for product selection, quality and service.  The Company expects the lower prices in Foodco to be more than offset by the benefits of higher sales.  The Company operates one BOGO’s Food and Deals, which uses a limited assortment format covering approximately 2,000 stock-keeping units of groceries, produce, meat, health and beauty aids, and general merchandise.

The Company reviews the performance of all stores and expects to implement a variety of strategies, including selling, subleasing or otherwise closing underperforming stores. The Company completed five major remodels in fiscal 2002.  The Company closed two stores during fiscal 2002 and closed 19 stores and sold one store during fiscal 2000.  In addition, the Company closed two stores in the first quarter of fiscal 2003.

The Company prefers to lease stores from local developers and pursues this strategy wherever appropriate and cost-effective.  The Company completed three sale/leaseback transactions in fiscal 1999 to reduce the amount of capital committed to real estate.  As of year-end, the Company owned eight operating stores and one closed store, with the closed store classified in “Property held for resale.” The Company leased 54 operating stores and two locations that are subleased to other tenants.

Store Operations

The Company’s geographic market is divided into five districts, each having a District Manager responsible for approximately 12 stores.  Districts and stores operate with a certain degree of autonomy to take advantage of local market and consumer needs.  Districts and stores are responsible for store operations, associate recruitment and development, community affairs and other functions relating to local operations.

Store managers and marketing work together in tailoring merchandise and services to the needs of customers in the particular community.  Associate involvement and participation has been encouraged through district meetings and a store management incentive bonus program for sales and earnings improvement.

Computer and Information Systems

The Company outsources its Information Systems function to Electronic Data Systems (“EDS”).  The Company signed a Services Agreement with EDS on July 1, 2000 with a term of five years.  Either party may terminate the Services Agreement at any time after the first three contract years by giving the other party at least ninety days written notice designating the termination date.

Eagle management uses technology as a means of enhancing productivity, controlling costs, providing a quality shopping experience for customers and learning more about shoppers’ buying preferences.  Eagle embraced client/server technology and completed the replacement of all mainframe-based legacy systems with new client/server systems as of the end of fiscal year 1999.  Eagle will continue to research and explore possibilities to enhance service to its customers and suppliers through technology.

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

Merchandising Strategy

Eagle’s strategy is to strengthen its image as a high quality, service-oriented supermarket chain and provider of high quality perishables.  The Company strives to offer its customers one-stop shopping convenience and price value for all of their food and general merchandise shopping needs.

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

Corporate Brands (Private Label) - Corporate brand sales are an important element in Eagle’s merchandising plan.  The Company is a member of the Topco Associates, Inc. (“Topco”) buying organization and has engaged Daymon Associates, Inc. as its “corporate brand” broker.  Eagle has a strong penetration in many categories with its Lady Lee, Food Club, Best Yet, Top Care and Top Crest brands. Eagle also has the Valu Time label for the low price corporate brand niche.

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

Promotion - The Company’s promotion and merchandising strategy focuses on its image as a high-quality, service-oriented supermarket chain while reinforcing its reputation for price leadership and high quality perishables.  Eagle has utilized the Eagle Savers’ Card for several continuity promotions and for electronic coupon discounts.  Through its store personnel, the Company takes an active interest in the communities in which it operates.  The Company also contributes funds, products and services to local charities and civic groups.

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

Purchasing and Distribution

The majority of the Company’s stores are located within 200 miles of the Company’s central distribution facility in Milan, Illinois.  This complex includes the Company’s corporate office, warehouse, areas used for receiving, shipping and trailer storage and a truck repair facility.

The Company supplies approximately 64% of its stores’ inventory requirements from a 935,332 square foot central distribution facility (which includes approximately 189,072 square feet of refrigerated and freezer space).  The Company discontinued warehousing most health and beauty care products during the third quarter of fiscal 1999 and currently purchases these products, representing approximately 4% of the stores’ inventory requirements, from a wholesaler.  The remaining 32% of the stores’ inventory is delivered direct from product vendors to the stores.  The Company’s purchasing and warehousing functions are managed through its central merchandising system.

The Company’s purchasing and distribution operations permit rapid turnover at its central distribution facility, allowing its stores to offer consistently fresh, high-quality dairy products, meats, produce, bakery items and frozen foods.  Also, centralized purchasing and distribution reduces the Company’s cost of merchandise and related transportation costs by allowing the Company to take advantage of volume buying opportunities and manufacturers’ promotional discounts and allowances and by minimizing vendor distribution costs. The Company participates in “consortium buys” (consolidated volume buys) involving other regional chains and independent retailers to reduce product cost. The Company engages in forward buying programs to take advantage of temporary price discounts. Due to its proximity to Chicago and other major markets, the Company is able to reduce transportation costs included in cost of goods sold by “backhauling” merchandise to its Milan central distribution facility.  Overall, the Company believes that its relationship with suppliers is good.  However, there can be no assurance that suppliers will continue to provide product to Eagle on the same terms and conditions in the future.

Competition

The food retailing business is highly competitive.  The Company is in direct competition with national, regional and local chains as well as independent supermarkets, warehouse stores, membership warehouse clubs, supercenters, limited assortment stores, discount drug stores and convenience stores.  The Company also competes with local food stores, specialty food stores (including bakeries, fish markets and butcher shops), restaurants and fast food chains.  The principal competitive factors include store location, price, service, convenience, product quality and variety.  The number and type of competitors vary by location, and the Company’s competitive position varies according to the individual markets in which the Company does business.  The Company’s principal competitors operate under the trade names of Hy-Vee, Cub, Dominicks, Jewel Osco, Kmart, Kroger, Meijer, Shop-N-Save, Target and Wal-Mart (Supercenters and Sam’s Clubs).  Management believes that the Company’s potential principal competitive advantages are its strength of perishables (especially meat and produce), the attractive Eagle store format, concentration in certain markets and expansion of service and product offerings.  The Company is at a competitive disadvantage to most of its competitors due to work rules, labor and benefit costs of unionized associates.

Supercenters continue to open in trade areas served by the Company.  Wal-Mart Supercenters opened three stores in fiscal 2002, two stores in fiscal 2001 and two stores in fiscal 2000.   Meijer opened one store in fiscal 2002, two stores in fiscal 2001 and three stores in fiscal 2000.  Super Target opened one store in fiscal 2002.  Wal-Mart will open three additional supercenters in fiscal 2003 within the Company’s trade area.  In addition, regular Wal-Mart stores continue to add aisles containing traditional grocery items such as beverages, chips, snacks and dairy products.  The supercenter format, which adds new grocery square footage to the market, offers traditional grocery products at low prices with the intent to attract customers to the general merchandise side of the store.  These competitors operate at a significant cost advantage to supermarkets by using mostly part-time, non-union employees with no health and welfare costs.  The Company expects this growth to continue in both the traditional supermarket format and the supercenter format.

Trademarks, Trade Names and Licenses

The Company uses various trademarks and service marks in its business, the most important of which are the “Eagle Country Market ®”, “5-Star Meats®”, “Lady Lee®”, “Eagle Savers’ Card®” and “Harvest Day®” trademarks, and the “Eagle®”, “Eagle Country Market®”, “Eagle Discount Foods“™”“, “Foodco“™”“, “BOGO’s Food and Deals“™”“ and “Liquor Locker“™”“ service marks.  Each such trademark is federally registered.  Pursuant to a trademark license agreement (the “Trademark License Agreement”) entered into with the Company’s former parent, Lucky Stores, Inc., the Company has been granted the royalty-free use of the “5-Star Meats®”, “Lady Lee®” and “Harvest Day®” trademarks until November 2007.  The Trademark License Agreement permits the Company to use the licensed trademarks only in the states of Illinois, Indiana, Iowa, Michigan, Ohio, Wisconsin, Kentucky and Minnesota.  Lucky Stores, Inc. has agreed not to grant to any other person the right to use such trademarks in the states of Illinois, Indiana and Iowa during the period of the license to the Company.

Associates and Labor Relations

At the end of fiscal 2002, the Company had 3,457 associates, 247 of whom were management and administrative associates and 3,210 of whom were hourly associates.  Of the Company’s hourly associates, substantially all are represented by 15 collective bargaining agreements with six separate locals that are associated with two international unions.  Store associates are represented by several locals of the United Food and Commercial Workers; warehouse associates, warehouse drivers and office and clerical workers are represented by Teamsters Local 371.   Twelve contracts will expire during fiscal 2003, covering 78% of the Company’s associates.  The Company’s collective bargaining agreement with Union locals covering 35 stores, representing 45.5% of the Company’s associates, were due to expire on November 16, 2002.  The Company signed an extension agreement on November 1, 2002 extending the term of the collective bargaining agreement until December 16, 2002 and subsequently signed another extension agreement on December 16, 2002 extending the term of the collective bargaining agreement until February 1, 2003 and subsequently signed another extension agreement extending the term of the collective bargaining agreement until August 1, 2003.  In addition, the Company has collective bargaining agreements covering two stores, representing 1.8% of the Company’s associates, which are under extension agreements pending negotiation of new collective bargaining agreements.  The Company expects to continue to negotiate with the unions while a plan of reorganization develops.  There can be no assurance, however, that such agreements will be reached without a work stoppage.  A prolonged work stoppage affecting a substantial number of stores could have a material adverse effect on the Company’s financial position and results of operations.

The Company values its associates and believes that its relationship with them is good.  Associate relations programs continue, including measures that allow associates to participate in store-level decisions, a 401(k) savings plan, and customer service initiatives.  In addition, managers, assistant managers and other key personnel have participated in management training.

ITEM 2:  PROPERTIES

Stores

The Company operated 62 stores as of the fiscal year end, ranging in size from 16,500 to 67,500 square feet, with an average size of 39,949 square feet.  Nine of the Company’s stores, including one closed store, are owned in fee by the Company.  The closed store is classified in “Property held for resale.”  The Company is the lessee for the remaining 54 operating stores and two locations that are subleased to other tenants.  The Company closed and assigned the leases for two properties during fiscal year 2002.

Selected statistics on Eagle retail food stores are presented below:

	Fiscal Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001

Average total sq. ft. per store	39,949	39,762	39,730
Average total sq. ft. selling space per store	29,507	29,341	29,329

Stores beginning of year	64	64	84
Opened during year	0	0	0
Expansions/major remodels(1)	5	6	3
Closed during year	2	0	19
Sold during year	0	0	1
Stores end of year	62	64	64

Size of stores at end of year:
Less than 25,000 sq. ft.	3	3	3
25,000 - 29,999 sq. ft.	11	12	12
30,000 - 34,999 sq. ft.	2	2	2
35,000 - 44,999 sq. ft.	31	32	32
45,000 sq. ft. or greater	15	15	15

Type of stores:
Eagle Country Markets	60	61	63
Eagle Discount Foods	0	1	0
Foodco	1	1	0
BOGO’s Food and Deals	1	1	1

(1)          A major remodeling project is one that costs $300,000 or more.

Eagle stores contain various specialty departments such as delicatessen (61 stores), bakery (60 stores), service seafood (15 stores), pharmacies (16 stores), video rentals (34 stores), floral service (52 stores), in-store banks (13 stores) and alcoholic beverages (57 stores).

Most of the leases for the stores contain renewal options for periods ranging from five to 30 years.  The Company is required to pay fixed rent on 54 operating stores and a percentage (ranging from 0.75% to 3.0%) of its gross sales in excess of stated minimum gross sales amounts under 40 of these leases.  The Company is also the lessee for two locations that are subleased to other tenants.  For additional information on leased premises, see Notes D and H of the notes to the Consolidated Financial Statements.

Central Distribution

The Company leases its central distribution facility under a lease expiring February 28, 2007.  The Company’s central distribution facility contains a total of 935,332 square feet of space.

Substantially all store fixtures and equipment, leasehold improvements and transportation and office equipment are owned by the Company.  The total cost of the Company’s ownership of property and equipment is shown in Note E of the notes to the Consolidated Financial Statements.

ITEM 3:  LEGAL PROCEEDINGS

Bankruptcy Cases

The  First Bankruptcy Case was consummated on August 7, 2000 and closed on January 28, 2002.  The Second Bankruptcy Case commenced on April 7, 2003.  Additional information relating to the Bankruptcy Cases is set forth in PART 1, ITEM 1 of this Form 10-K report under the caption “Reorganization Proceedings Under Chapter 11 of the Bankruptcy Code.”  Such information is incorporated herein by reference.  (See also Notes B and  M of the notes to the Consolidated Financial Statements.)

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company’s common stock trades on the OTC Bulletin Board under the symbol “EGLE.OB” The stock began trading publicly on July 27, 1989 on the Nasdaq National Market. Trading of the Company’s common stock was suspended subsequent to the close of business on February 29, 2000 as a result of the First Bankruptcy Case.  Trading resumed on August 10, 2000.  The Company’s common stock began trading on the Nasdaq SmallCap Market on May 15, 2001.  The Company’s common stock was delisted from the Nasdaq SmallCap Market and began trading on the OTC Bulletin Board on March 27, 2003.  As of May 2, 2003, there were approximately 3,800 beneficial holders of shares. The following table sets forth, by fiscal quarter, the high and low bid prices reported by the Nasdaq National Market and Nasdaq SmallCap Market systems for the periods indicated.  The following bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Year Ended February 1, 2003
	High	Low

First Quarter	$0.90	$0.60
Second Quarter	1.40	0.65
Third Quarter	0.71	0.35
Fourth Quarter	0.61	0.19

	Year Ended February 2, 2002
	High	Low

First Quarter	$3.00	$1.38
Second Quarter	4.74	0.40
Third Quarter	2.10	1.13
Fourth Quarter	1.42	0.45

There were no dividends paid in fiscal 2002 or fiscal 2001.  The indenture underlying the Company’s Senior Notes and the Amended and Restated Loan and Security Agreement contain restrictions on the payment of dividends (see Note F of the notes to the Consolidated Financial Statements).  The Company does not intend to pay dividends in the foreseeable future.

Nasdaq staff informed the Company, by letter dated November 13, 2000, that it had not maintained a minimum market value of public float of $5,000,000 and a minimum bid price of $1.00 over 30 consecutive trading days as required for continued listing on the Nasdaq National Market.  Nasdaq staff had determined that the Company’s Common Stock would be delisted from quotation on the Nasdaq National Market at the opening of business on February 14, 2001.  On February 12, 2001, the Company delivered a request for an appeal to the Nasdaq Listing Qualifications Panel.  The delisting process was suspended pending resolution of the appeal.

The Company presented a plan to the Nasdaq Listing Qualifications Panel for achieving compliance with the listing requirements of the Nasdaq National Market at a hearing held March 28, 2001.  No decision was made at the hearing regarding the continued listing of the Company’s shares.  Members of the Listing Qualifications Panel suggested that the Company consider a reverse stock split and applying for listing on the Nasdaq SmallCap Market.  The Company sent a letter to the panel on April 2nd in which the Company modified its earlier plan by (i) consenting to the possible change from listing on the Nasdaq National Market to listing on the Nasdaq SmallCap Market and (ii) consenting to recommend shareholder approval of a reverse stock split in the event other measures are not sufficient to achieve compliance with the Nasdaq listing requirements for either the Nasdaq National Market or the Nasdaq SmallCap Market.

The Company’s common stock began trading on the Nasdaq SmallCap Market on May 15, 2001.  On June 27, 2001 the Shareholders of Eagle Food Centers, Inc. approved an amendment to the Company’s Certificate of Incorporation to accomplish a reverse stock split.  This was effective on June 29, 2001 and resulted in each four outstanding shares of the Company’s common stock being automatically reclassified and changed into one share of the Company’s common stock. Prior period common stock information has been presented on a comparative basis.

Nasdaq staff again informed the Company, by letter dated February 14, 2002, that it had not maintained a minimum closing bid price of $1.00 per share over 30 consecutive trading days as required for continued listing on the Nasdaq SmallCap Market.  Nasdaq staff gave the Company until August 13, 2002 to regain compliance with the minimum closing bid price of $1.00 per share for at least ten consecutive trading days. The Company was notified, by letter dated August 14, 2002, that it had not regained compliance with the minimum bid price of $1.00 per share.  However, the Company was granted an additional 180 days to achieve the minimum closing bid price based on meeting the initial listing requirement of $5.0 million in stockholders’ equity as of May 4, 2002.

The Company received a Nasdaq Staff Determination on March 18, 2003 indicating that the Company had failed to regain compliance with the minimum bid price and did not comply with the minimum market value of publicly held shares as required by Marketplace Rules 4310(c)(4) and 4310(c)(7), respectively.  Accordingly, Nasdaq notified the Company that its Common Stock would be delisted from the Nasdaq Stock Market effective as of the opening of business on March 27, 2003.  The Company’s Common Stock began trading on the OTC Bulletin Board on March 27, 2003.

Inclusion of the Company’s common stock on the OTC Bulletin Board or similar quotation system could adversely affect the liquidity of the Company’s common stock and may impact the public’s perception of the Company.  There can be no assurance that delisting will not have a material adverse effect on liquidity or business operations.

Common Stock Risks - At this time, it is not possible to predict the effect of the Chapter 11 reorganization on our business, various creditors and security holders or when we will be able to exit Chapter 11.

Under the priority scheme established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities need to be satisfied before shareholders are entitled to receive any distribution.  The ultimate recovery to common shareholders, if any, will not be determined until confirmation of a plan or plans of reorganization.  No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to the common shareholders.  A plan of reorganization could also result in holders of the Company’s common stock receiving no value for their interests.  Because of such possibilities, the value of the common stock is highly speculative.  Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in the securities.

Currently, the Board of Directors believes it is unlikely there will be any recovery of value to common shareholders.

ITEM 6: SELECTED FINANCIAL DATA

The following table represents selected financial data of the Company on a consolidated basis for the five fiscal years ended February 1, 2003.  Prior year amounts have been adjusted to reflect the implementation of EITF Issue No. 01-9”Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”, SFAS No. 144  Accounting for Asset Retirement Obligations and the change in accounting principle for inventory valuation from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method.  For further information on EITF Issue No. 01-9 and SFAS No. 144 see New Accounting Standards and for the change in accounting principle see Critical Accounting Policies in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The selected historical financial data for the five fiscal years ended February 1, 2003 are derived from the Consolidated Financial Statements of the Company.  The fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001 have been audited by KPMG LLP, independent auditors, and are included in this Form 10-K.

The selected financial data set forth below should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included elsewhere in this document.  Per share amounts have been adjusted to reflect the reverse stock split that occurred on June 29, 2001.

(Dollars in thousands, except per share data) Consolidated Operating Data:	Year Ended February 1, 2003	Year Ended February 2, 2002	Year Ended February 3, 2001	Year Ended January 29, 2000	Year Ended January 30, 1999
		(as adjusted, see note B)	(53 weeks) (as adjusted, see note B)	(as adjusted see 4 and 5)	(as adjusted see 4 and 5)
Sales(5)	$599,452	$630,398	$682,503	$846,920	$875,298
Gross margin(5)	165,717	178,458	186,703	231,442	224,411
Selling, general and administrative(5)	(153,380)	(153,129)	(165,302)	(197,255)	(195,463)
Store closing, asset impairment and lease termination(1)	(1,747)	—	(821)	(8,367)	(2,925)
Reorganization items, net(2)	—	830	(10,782)	—	—
Depreciation and amortization	(16,997)	(18,151)	(18,618)	(20,596)	(18,657)
Operating income (loss)	(6,407)	8,008	(8,820)	5,224	7,366
Interest expense	(12,185)	(12,871)	(13,430)	(13,906)	(11,870)
Gain on extinguishment of debt(3)	860	2,529	5,286	—	—
Earnings (loss) from continuing operations	(17,732)	(2,334)	(16,964)	(8,682)	(4,504)
Earnings (loss) from discontinued operations	(111)	815	1,463	1,406	1,264
Net loss	$(17,843)	$(1,519)	$(15,501)	$(7,276)	$(3,240)

Basic and diluted loss per common share:
Earnings (loss) from continuing operations	$(5.70)	$(0.73)	$(5.71)	$(3.18)	$(1.65)
Earnings (loss) from discontinued operations	(0.03)	0.25	0.49	0.52	0.46
Net loss	$(5.73)	$(0.48)	$(5.22)	$(2.66)	$(1.19)

Consolidated Balance Sheet Data (at year-end):
Total assets	$175,108	$208,462	$205,615	$269,981	$293,615
Total debt (including capital leases)	121,957	122,320	109,896	144,735	138,770
Total shareholders’ (deficit) equity(4)	(6,040)	14,621	18,136	31,544	38,686

(1)                   Represents a charge of $2.1 million for asset impairment and $386 thousand for favorable changes in estimates for the costs of closed stores in fiscal 2002.  Represents a charge of $821 thousand for asset impairment in fiscal 2000.  Represents a charge of $1.7 million to provide for costs of closed stores, $4.6 million for asset impairments, and a $2.1 million goodwill write off in fiscal 1999.  Represents a $2.9 million charge related to future lease costs for the mainframe, and various related software, software licenses and contracting costs in connection with the migration from mainframe to client/server technology in fiscal 1998.  (See Notes B and D of the notes to the Consolidated Financial Statements).

(2)                   See Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Reorganization Items, Net.”

(3)                   Represents gain of $860 thousand, $2.5 million and $5.3 million related to the buy back of the Senior Notes in fiscal  2002, 2001 and fiscal 2000, respectively.  (See Note F of the notes to the Consolidated Financial Statements.)

(4)                   Represents the retroactive application of the change in accounting principle for inventory valuation from LIFO to FIFO.  The effect is an increase in shareholders’ (deficit) equity of $8.4 million in fiscal 2001 and fiscal 2000, $9.6 million in fiscal 1999 and $10.3 million in fiscal 1998.  The application also resulted in an increase in the loss reported of $735 thousand for fiscal 1999 and a decrease in the loss reported of $685 thousand for fiscal 1998.  (See Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies”).

(5)                   The effect of the implementation of EITF Issue No. 01-9 is decreases in sales of $51.1 million, cost of goods sold of $50.2 million and selling, general and administrative of $0.9 million for fiscal 1999 and decreases in sales of $32.2 million, cost of goods sold of 32.1 million and selling, general and administrative of $0.1 million for fiscal 1998.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain key operating statistics as a percentage of sales for the periods indicated:

	Year Ended February 1, 2003	Year Ended February 2, 2002	Year Ended February 3, 2001	Year Ended January 29, 2000	Year Ended January 30, 1999
		(as adjusted, see note B)	(53 weeks) (as adjusted, see note B)	(as adjusted see Item 6)	(as adjusted) see Item 6)
Statements of Operations Data:
Sales	100.00%	100.00%	100.00%	100.00%	100.00%
Gross margin	27.64	28.31	27.36	27.33	25.64
Selling, general and administrative	(25.58)	(24.29)	(24.21)	(23.30)	(22.33)
Store closing, asset impairment and lease termination	(0.29)	—	(0.12)	(0.99)	(0.33)
Reorganization items, net	—	0.13	(1.58)	—	—
Depreciation and amortization	(2.84)	(2.88)	(2.73)	(2.43)	(2.13)
Operating income (loss)	(1.07)	1.27	(1.28)	0.61	0.85
Interest expense	(2.03)	(2.04)	(1.97)	(1.64)	(1.36)
Gain on extinguishment of debt	0.14	0.40	0.77	—	—
Earnings (loss) from continuing operations	(2.96)	(0.37)	(2.48)	(1.03)	(0.51)
Earnings (loss) from discontinued operations	(0.02)	0.13	0.21	0.17	0.14
Net loss	(2.98)%	(0.24)%	(2.27)%	(0.86)%	(0.37)%

Results Of Continuing Operations

Sales

(Dollars in thousands)	Year Ended February 1, 2003	Year Ended February 2, 2002	Year Ended February 3, 2001

Sales	$599,452	$630,398	$682,503
Percent Change	(4.9)%	(7.6)%	(19.4)%
Same Store Change	(4.9)%	(2.7)%	(0.1)%

Sales for fiscal 2002 were $599.5 million, a decrease of $30.9 million or 4.9% from fiscal 2001.  Same store sales also decreased 4.9% from fiscal 2001 to fiscal 2002.  The Company was operating 62 stores as of the end of fiscal 2002 and 64 stores as of the end of fiscal 2001, however the above sales amounts do not include the sales for the two stores that closed during fiscal 2002 and the two stores that closed during the first quarter of fiscal 2003 as such stores are classified as discontinued operations.

Sales for fiscal 2001 (52 weeks) were $630.4 million, a decrease of $52.1 million or 7.6% from fiscal 2000 (53 weeks).  Same store sales decreased 2.7% from fiscal 2000 to fiscal 2001, after adjusting fiscal 2000 to a comparable 52 week year.  The Company was operating 64 stores as of the end of fiscal 2001 and fiscal 2000.

The reduction in total sales in fiscal 2002 and fiscal 2001 is due primarily to continued new store openings by competitors and a challenging competitive environment.

Gross Margin

Gross margin as a percentage of sales was 27.64% in fiscal 2002 compared to 28.31% in fiscal 2001 and 27.36% in fiscal 2000. Gross margin was $12.7 million or 7.1% lower in fiscal 2002 than in fiscal 2001 primarily due to a decline in sales and a reduction in vendor funding.  The gross margin rate decline from fiscal 2001 also included the impact of the lower gross margin rate in the eight Eagle Discount Foods stores which were converted back to the Eagle Country Market format in the second quarter of fiscal 2002. Gross margin was $8.2 million or 4.4% lower in fiscal 2001 than in fiscal 2000 partially due to a decrease of $4.7 million relating to the closure of nineteen stores and sale of one store during fiscal 2000 and a decline in sales in continuing stores.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of sales were 25.58% in fiscal 2002 compared to 24.29% in fiscal 2001 and 24.21% in fiscal 2000.  Selling, general and administrative expenses were $0.3 million higher in fiscal 2002 than in fiscal 2001 primarily due to additional health and welfare costs of $3.2 million, partially offset by a reduction in variable expenses associated with the decline in sales.  Selling, general and administrative expenses were $12.2 million or 7.40% lower in fiscal 2001 than in fiscal 2000 primarily due to a decrease of $8.2 million relating to the closure of nineteen stores and sale of one store during fiscal 2000

Store Closing and Asset Impairment

The Company closed two stores during fiscal 2002 and closed 19 stores and sold one store during fiscal 2000.  Also, the Company closed two stores in the first quarter of fiscal 2003.

The Company does not anticipate any future costs associated with the closure and lease assignment of the two stores that were closed during fiscal 2002, as well as, the two stores that were closed in the first quarter of fiscal 2003.  During fiscal 2002, the Company benefited $386 thousand from favorable changes in the reserve for closed stores.  During fiscal 2002, the Company also recognized a charge of $2.1 million for asset impairment, excluding $50 thousand accounted for in discontinued operations.

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

During fiscal 2000, the Company added 15 stores to the reserve for which $10.4 million was provided for estimated future lease costs.  In addition, the Company benefited from net favorable changes in estimates of $3.9 million for both the 18 stores in the reserve at the end of fiscal 1999.  The leases for 16 stores terminated or expired during fiscal 2000.  The net cost is included in Reorganization Items, Net as presented below.

During fiscal 2000, the Company also recognized a charge of $821 thousand for asset impairments.  The charge represents impairment of assets for one underperforming store.  (See Note B of the notes to the Consolidated Financial Statements.)

Reorganization Items, Net

AICPA Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code provides guidance on financial reporting by entities that have filed petitions with the U.S. Bankruptcy Court and expect to reorganize as going concerns under Chapter 11 of Title 11 of the United States Code.  Revenues, expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business are reported separately as reorganization items.  A summary of costs recognized during the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001 relating to the Company’s reorganization during the First Bankruptcy Case is as follows:

(Dollars in thousands)	Year Ended February 1, 2003	Year Ended February 2, 2002	Year Ended February 3, 2001
Store closing and asset impairment	$—	$1,005	$(6,533)
Employee termination benefits	—	(16)	(1,361)
Professional fees	—	(166)	(3,608)
Net realized gains on sale/disposal of leases and equipment and release of capital leases	—	—	944
Other	—	7	(224)
Total	$—	$830	$(10,782)

Employee Termination Benefits – In connection with the First Bankruptcy Case, the Company recognized $1.4 million in employee termination benefits during fiscal 2000, representing severance costs for 353 employees terminated as a result of the store closings under the provisions of the 2000 Plan.

Professional Fees – Professional fees relate to legal, accounting, consulting and other professional costs directly attributable to the First Bankruptcy Case and have been expensed as incurred.

Net Realized Gains – During fiscal 2000, the Company had realized gains on the sale/disposal of leases and equipment and release of capital lease obligations of $944 thousand, all related to the 20 closed or sold stores as part of the 2000 Plan.

No expenses relating to the Second Bankruptcy Case that was filed on April 7, 2003 were recognized as reorganization costs for fiscal year 2002 as expenses are included in this category only after the petition has been filed (see note B).

Depreciation and Amortization Expense

Depreciation and amortization expense as a percentage of sales was 2.84% in fiscal 2002, 2.88% in fiscal 2001and 2.73% in fiscal 2000.  Depreciation and amortization expense was $1.2 million or 6.36% lower in fiscal 2002 than in fiscal 2001 primarily due to a decrease in capital spending since fiscal year 1999 resulting in a higher percentage of the Company’s capital assets have fully depreciated.  Depreciation and amortization expense was $0.6 million or 2.98% lower in fiscal 2001 than in fiscal 2000 primarily due to a decrease of $0.4 million relating to the closure of nineteen stores and sale of one store during fiscal 2000.

Operating  Income (Loss)

Operations for fiscal 2002 resulted in an operating loss of $6.4 million or 1.07% of sales compared to an operating income of $8.0 million or 1.27% of sales in fiscal 2001 and an operating loss of $8.8 million or 1.28% of sales during fiscal 2000.  The decrease in operating income for fiscal 2002 included a $12.7 million reduction in gross margin and a $2.1 million charge for impairment of assets, partially offset by a decrease of $1.2 million in depreciation and amortization expense.  The increase in operating income for fiscal 2001 included an $830 thousand benefit compared to an expense of $10.8 million for fiscal 2000 for reorganization items and a $12.2 million reduction in selling, general and administrative expenses, offset by a decrease of  $8.2 million in gross margin.

Interest Expense

Interest expense, which is net of interest income, decreased to 2.03% of sales in fiscal 2002 compared to 2.04% of sales in fiscal 2001 and 1.97% of sales in fiscal 2000.  Interest expense as a percentage of sales increased in fiscal 2001 and fiscal 2000 due to lower sales resulting from the closure or sale of stores.  Interest expense decreased $0.7 million in fiscal 2002 compared to fiscal 2001 and $0.6 million in fiscal 2001 compared to fiscal 2000 due primarily to lower interest on the Senior Notes due to redemptions that have taken place, partially offset by increased interest expense on revolver borrowings.

Gain on extinguishment of debt

A gain on extinguishment of debt of $860 thousand was recorded in fiscal 2002 relating to the repurchase of Senior Notes.  Senior Notes with a face value of $1.7 million were repurchased for $840 thousand.  A gain on extinguishment of debt of $2.5 million was recorded in fiscal 2001 relating to the repurchase of Senior Notes.  Senior Notes with a face value of $6.2 million were repurchased for $3.7 million.  In fiscal 2000, a gain on extinguishment of debt of $5.3 million was recorded relating to the repurchase of Senior Notes.  Senior Notes with a face value of $13.0 million were repurchased for $7.7 million. (See Note F of the notes to the Consolidated Financial Statements.)

Earnings (Loss) from Discontinued Operations

In accordance with SFAS No. 144, the two stores that the Company closed in fiscal 2002 and the two stores that the Company closed in the first quarter of fiscal 2003 are required to be reported as discontinued operations.  The results include all direct charges to the operations of the stores.  Corporate overhead, including interest, is not included in discontinued store operations.  The results are excluded from the accompanying notes to the Consolidated Financial Statements, unless otherwise noted.  Sales relating to discontinued operations, adjusted for EITF Issue No. 01-9, were $26.4 million in fiscal 2002, $32.4 million in fiscal 2001 and $35.9 million in fiscal 2000.  Also in accordance with SFAS No. 144, the Company recorded a charge of $50 thousand for asset impairment relating to the discontinued

store operations.  The Company’s discontinued operations recorded a loss of $0.1 million in fiscal 2002, income of $0.8 million in fiscal 2001 and income of $1.5 million in fiscal 2000.

Net Earnings (Loss)

The Company recognized a net loss of $17.8 million or $5.73 per share for fiscal 2002 compared to a net loss of $1.5 million or $0.48 per share for fiscal 2001 and a net loss of $15.5 million or $5.22 per share for fiscal 2000.  The weighted average common shares outstanding were 3,112,867, 3,178,109, and 2,969,013 for fiscal years 2002, 2001 and 2000, respectively.

No tax benefit was recognized in fiscal 2002, 2001, or 2000 as the Company is in a net operating loss carryforward position. Valuation allowances have been established for the entire amount of net deferred tax assets due to the uncertainty of future recoverability (See Note I of the notes to the Consolidated Financial Statements).

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are important to the portrayal of Eagle’s financial condition and results of operations and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Inventory- The Company implemented a change in accounting principle, effective February 3, 2002, from valuing substantially all inventories at the lower of cost or market utilizing the last-in, first-out (“LIFO”) method to valuing all inventories at the lower of cost or market utilizing the first-in, first-out (“FIFO”) method.  This change was adopted because the FIFO method more clearly follows the actual flow of inventory, due to its perishable nature, and more closely matches actual costs and revenues. Financial statements have been restated to apply the change in accounting principle retroactively, resulting in a decrease in the net loss reported of $95 thousand (or $0.03 per share) for fiscal year 2001 and an increase in the net loss reported of $1.2 million (or $0.41 per share) for fiscal year 2000.  In addition, the inventory previously reported as of February 2, 2002 increased $8.4 million and the balance of accumulated deficit as of January 29, 2000 has been restated by $9.6 million to reflect retroactive application of this new accounting method.  The new accounting policy for inventories is as follows:

Inventories are stated at the lower of cost or market.  Cost is determined through use of the FIFO method, for substantially all inventories, applied to inventory values determined primarily by the retail inventory method (“RIM”) for store inventories and the weighted average inventory method for warehouse inventories.

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

Long-Lived Assets— The Company monitors under-performing stores and under-utilized facilities for an indication that the carrying amount of assets may not be recoverable.  If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset an impairment loss is recognized.  Impairment is measured based on the estimated fair value of the asset.  Fair value is based on management’s estimate of the amount that could be realized from the sale of assets in a current transaction between willing parties based on professional appraisals, offers and other indications of fair value.  In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which, for the Company, is generally on a store by store basis.

Self-Insurance - The Company is primarily self-insured, through its captive insurance subsidiary, for workers’ compensation, general liability and automobile (effective November 1, 2001) claims.  The self-insurance claim liability is determined actuarially based on claims filed and an estimate of claims incurred but not yet reported.  Actuarial projections of the losses are employed due to the high degree of variability in the liability estimates.  Some factors affecting the uncertainty of claims include the timeframe of development, settlement patterns, litigation and adjudication direction and medical treatment and cost trends.  The liability is not discounted.

A single parent captive is used to fund the self-insurance liabilities.  The captive allows greater flexibility and management control over the claims activities while earning income on the reserves.

Liquidity and Capital Resources

As a result of the Company’s inability to refinance its Senior Notes, due April 15, 2000, the Company filed the First Bankruptcy Case on February 29, 2000.  The Company operated its business and managed properties as a debtor-in-possession pursuant to the Bankruptcy Code, through August 7, 2000, the date on which the 2000 Plan became effective (See Item 1: Business “Reorganization Proceedings Under Chapter 11 of the Bankruptcy Code”).

In connection with the reorganization under the 2000 Plan, the Company paid $7.9 million relating to lease rejection costs and other reorganization costs of  $175 thousand during fiscal 2001.  The Company paid $4.1 million relating to lease rejection costs, $3.6 million in professional fees and $1.4 million in employee severance costs during fiscal 2000.  The Company sold certain assets and terminated leases in fiscal 2000 for net proceeds of $3.7 million.

The Company entered into a Second Amended and Restated Loan and Security Agreement (“Revolver”) with Congress Financial Corporation (Central) on August 24, 2001, which amended and restated the Amended and Restated Loan and Security Agreement dated August 7, 2000 and extended the term of the facility to August 24, 2004.  The Revolver is a $50 million facility that provides for revolving credit loans and letters of credit.  No more than an aggregate of $20 million of the total commitment may be drawn by the Company as letters of credit.  Total availability under the Revolver is based on percentages of allowable inventory and selected real estate up to a maximum of $50 million.  The terms of the Revolver provide for capital expenditures up to $75 million per year and purchase money security interests and purchase money mortgage amounts to a combined maximum outstanding amount of $75 million. The Revolver is secured by a first priority security interest in selected real estate with a book value of $22.9 million and in all inventories of the Company located in its stores and distribution center in Milan, Illinois.  Loans made pursuant to the Revolver bear interest at a fluctuating interest rate based, at the Company’s option, on a margin over the Prime Rate or a margin over the London Interbank Offered Rate (LIBOR). The Revolver has one financial covenant requiring the Company to maintain an “Adjusted Net Worth” (as defined in the Revolver) of $3.0 million.  During the third fiscal quarter of 2002, the Company became concerned that it may violate the covenant under its Revolver.  As a precaution the Company and Congress entered into a limited waiver agreement, effective as of November 1, 2002, which waived the Adjusted Net Worth covenant until February 1, 2003, which was subsequently extended to April 5, 2003 (the “Waiver”).  Since the Company did not attempt to extend the Waiver beyond April 5, 2003, it was not in compliance with the financial covenant as of April 6, 2003.  The Company determined it would not be able to cure the default within the next twelve months. Therefore, according to EITF Issue No. 86-30 “Classification of Obligations When a Violation is Waived by the Creditor” the related debt must be classified as current.  Also, the filing of the Second Bankruptcy Case is an event of default under the Revolver and the loans became immediately due and payable subject to the automatic stay provisions of Chapter 11.  The Revolver also has as an event of default the actual or likely occurrence or existence of any event or circumstance which, in the lender’s reasonable judgement, has a material adverse effect on the Company or the lender, as defined in the Revolver.

At February 1, 2003, the Company had $25.1 million in loans against the Revolver and no letters of credit outstanding, resulting in $1.5 million of excess availability, subject to the conditions of the limited waiver, under the Revolver.   Of the $25.1 million, $25.0 million was at an average rate of 4.37% using the LIBOR option.  The remaining $0.1 million was at a rate of 5.00%.  At February 2, 2002, the Company had $23.3 million in loans against the Revolver and no letters of credit outstanding, resulting in $21.0 million of availability under the Revolver.   Of the $23.3 million, $15.0 million was at an average rate of 4.28% using the LIBOR option.  The remaining $8.3 million was at a rate of 5.25%.

Moreover, the Company’s Senior Notes required an interest payment of approximately $3.5 million on April 15, 2003.  Accordingly, the upcoming interest payment, the low excess availability under the Revolver, the tightening of vendor credit, the expiration of the Waiver, the Company’s cost structure, and the slow economic climate forced the Company to file for Chapter 11 protection on April 7, 2003 (See Item 1: Business “Reorganization Proceedings Under Chapter 11 of the Bankruptcy Code”).  Subsequent to the filing, the Senior Notes interest payment was not made, which is an event of default under the Indenture for the Senior Notes.  Also, the filing of the Second Bankruptcy Case is an event of default under the Indenture and the Senior Notes became immediately due and payable subject to the automatic stay provisions of Chapter 11. The Company is embarking upon this restructuring in order to attempt to create financial flexibility for future operating requirements and capital expenditures.  In preparations for the Chapter 11 filing, the Company, together with its outside advisors, have identified certain strategic alternatives to maximize value for its creditors.  The Company, in its business judgment, is evaluating all possible strategic alternatives, including the possible sale of some or all of its assets.

In conjunction with the Chapter 11 filing on April 7, 2003, the Company received a commitment for $40 million in debtor-in-possession (DIP) financing from Congress which the bankruptcy court approved on an interim basis, with the final DIP order approved on May 20, 2003.  The interest rates for this facility are the same as defined in the Waiver.

Cash provided by operating activities was $3.9 million for fiscal 2002 compared to cash used of $1.3 million in fiscal 2001.  The net loss and non-cash charges provided $0.7 million of cash.  Working capital provided $3.2 million primarily due to a decrease in inventories, offset by decreases in accounts payable, accrued liabilities and the reserve for closed stores and an increase in receivables and other assets.

Capital expenditures, including property held for resale, were $4.7 million for fiscal 2002 compared to $7.4 million for fiscal 2001.  During fiscal 2002, five major remodels were completed and no major remodels were in progress at year-end.  The Company converted one Eagle Country Market to the Eagle Discount Foods format during fiscal 2001 and seven during the first quarter of fiscal 2002.  This format offered many of the same product selection, quality and service features as an Eagle Country Market, with the addition of a wall of values, fewer stock keeping units and lower overall prices.  Due to under performance of this format, these eight stores were converted back to the Eagle Country Market format during the second quarter of fiscal 2002.  The Company opened the first Foodco store in fiscal year 2001.  This store, a remodeled and converted Eagle Country Market store, operates as a high standard, price impact store designed to serve the needs of value conscious customers.  The Foodco store maintains an aggressive pricing strategy while meeting the needs of the local market for product selection, quality and service.

Working capital on February 1, 2003 was negative $4.4 million and the current ratio was 0.94 to 1 compared to $27.0 million and 1.43 to 1 on February 2, 2002.  The decrease is primarily due to classifying the Revolver as current in fiscal 2002 compared to long-term in fiscal 2001.

The following table summarizes store development and reductions:

	Planned Fiscal 2003	Fiscal 2002	Fiscal 2001

Store closings and sales	2	2	0
Expansions and major remodels	0	5	6
Store count, end of year	60	62	64

As of February 1, 2003, the Company owned eight operating stores and one closed store, with the closed store classified in “Property held for resale” and leased 54 operating stores and two locations that are subleased to other tenants.

State insurance reserve requirements for funds held in escrow by third parties to satisfy claim liabilities recorded for workers’ compensation, general liability and automobile claims were not adjusted in fiscal 2002, and were reduced $1.5 million in fiscal 2001 and $1.7 million in fiscal 2000.

The Company repurchased $1.7 million of its Senior Notes during fiscal 2002 at a cost of $840 thousand, recording a gain on extinguishment of debt of $860 thousand.  The Company repurchased $6.2 million of its Senior Notes during fiscal 2001 at a cost of $3.7 million, recording a gain on extinguishment of debt of $2.5 million. The Company repurchased $13.0 million of its Senior Notes during fiscal 2000 at a cost of $7.7 million, recording a gain on extinguishment of debt of $5.3 million.  The repurchase of the Senior Notes was primarily funded from cash on hand, cash flows from operations and loans against the Revolver.

The Company purchased shares of its common stock to the extent that the Board of Directors believed that the shares were undervalued and that such purchases were in the best interests of the Company and consistent with its cash requirements.  The Company funded such purchases from cash on hand, cash flows from operations and loans against the Revolver.  The market price of the Company’s common stock fluctuates and it is likely that the price will change subsequent to any such purchases by the Company.

The following table summarizes loans and interest information for the Revolver:

(Dollars in millions)	Fiscal 2002 February 1, 2003	Fiscal 2001 February 2, 2002	Fiscal 2000 February 3, 2001

Loans as of year-end	$25.1	$23.3	$4.4
Maximum amount outstanding during year	$29.7	$31.4	$11.1
Average amount outstanding during year	$22.3	$15.4	$2.1
Weighted average interest rate	4.3%	6.0%	9.8%

The table below presents significant contractual obligations of the Company as of the end of fiscal year 2002:

(Dollars in thousands)	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Thereafter	Total

Senior notes	$—	$—	$64,076	$—	$—	$—	$64,076
Revolver	25,135	—	—	—	—	—	25,135
Capital lease obligation	3,944	3,947	3,947	3,947	3,947	50,885	70,617
Operating leases	11,119	10,891	10,578	9,590	7,820	54,345	104,343
Reserve for closed stores	318	318	310	217	145	146	1,454
EDS technology agreement	3,568	3,568	1,487	—	—	—	8,623
Other	165	167	134	—	—	—	466

Working capital and the current ratio were as follows:

(Dollars in millions)	Working Capital	Current Ratio

February 1, 2003	$(4.4)	0.94 to 1
February 2, 2002	$27.0	1.43 to 1
February 3, 2001	$11.7	1.18 to 1

See Item 5:  Market for Registrant’s Common Equity and Related Shareholder Matters for a discussion of the Company’s common stock.

Inflation

Inflation has had only a minor effect on the operations of the Company and its internal and external sources of liquidity and working capital.

New Accounting Standards

Existing accounting principles generally accepted in the United States of America do not provide specific guidance on the accounting for sales incentives that many companies offer to their customers.  The Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”), a group responsible for promulgating changes to accounting policies and procedures, has issued an accounting pronouncement, EITF Issue No. 01-9,  which addresses the recognition, measurement and income statement classification for certain sales incentives offered by companies in the form of discounts, coupons or rebates.  The implementation of this accounting pronouncement in the first quarter of fiscal 2002 required the Company to make certain reclassifications between Total Sales, Cost of Goods Sold and Selling, General and Administrative Expenses in the Company’s Consolidated Statements of Operations.  The implementation of EITF Issue No. 01-9 did not have an effect on reported Operating Income (Loss) or Net Earnings (Loss).  In accordance with such implementation, the Company, including stores accounted for as discontinued operations, reclassified certain prior period financial statements, for comparability purposes, having the following impact on Sales, Cost of Goods Sold and Selling, General and Administrative Expenses:

(Dollars in thousands)	February 1, 2003	February 2, 2002	February 3, 2001

Sales Decrease	$53,403	$60,310	$58,408
Cost of Goods Sold Decrease	$52,707	$59,865	$57,611
Selling, General and Administrative Decrease	$696	$445	$797

EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” became effective for the Company on January 1, 2003. This issue addresses the appropriate accounting for cash consideration received from a vendor that is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction in cost of sales when the related products are sold unless it is a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue, or it is a reimbursement of costs incurred to sell the vendor’s products, in which case the cash consideration should be characterized as a reduction of that cost. Historically, we recognized those allowances as they were earned, based on the fulfillment of the related obligations of the contract. This accounting treatment was consistent with generally accepted accounting principles. For all contracts entered or modified after January 1, 2003, we have recognized prospectively, and will continue to recognize, vendor allowances in accordance with EITF Issue No. 02-16. Net loss for fiscal 2002 was not affected by the adoption of EITF Issue No. 02-16 on January 1, 2003.

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

In August, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provision of APB Opinion No. 30 for the disposal of a segment of a business.  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  The Company implemented the statement on February 3, 2002.  During fiscal 2002 the Company recorded as asset impairment charge of $2.1 million which is included in Store closing and asset impairment in the Consolidated Statements of Operations.  In accordance with SFAS No. 144, the two stores that the Company closed in fiscal 2002 and the two stores that the Company closed in the first quarter of fiscal 2003 are required to be reported as discontinued operations.  The results include all direct charges to the operations of the stores.  Corporate overhead, including interest, is not included in discontinued store operations.  The results are excluded from the accompanying notes to the Consolidated Financial Statements, unless otherwise noted.  Sales relating to discontinued operations, adjusted for EITF Issue No. 01-9, were $26.4 million in fiscal 2002, $32.4 million in fiscal 2001 and $35.9 million in fiscal 2000.  Also in accordance with SFAS No. 144, the Company recorded a charge of $50 thousand for asset impairment relating to the discontinued store operations.  The Company’s discontinued operations recorded a loss of $0.1 million in fiscal 2002, income of $0.8 million in fiscal 2001 and income of $1.5 million in fiscal 2000.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  Under Statement No. 4, all gains and losses from extinguishment of debt are required to be aggregated and, if material, classified as an extraordinary item.  The rescission of Statement No. 4 affects the Company since it eliminates the exception to applying APB Opinion No. 30 to the Company’s gains on extinguishment of debt.  As a result, the gains should be classified as extraordinary only if they meet the criteria in APB Opinion No. 30.  The Company does not believe its debt extinguishment gains are both unusual in nature or infrequent of occurrence, and thus do not meet the criteria to be classified as an extraordinary item.

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

(Dollars in thousands)	Fiscal 2002 February 1, 2003	Fiscal 2001 February 2, 2002	Fiscal 2000 February 3, 2001

Gain on extinguishment of debt increase	$860	$2,529	$5,286
Extraordinary item - gain on extinguishment of debt decrease	$860	$2,529	$5,286

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of the company’s commitment to an exit plan.  SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  In accordance with SFAS No. 146, store lease exit costs are accrued when a store is closed.  SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.  SFAS No. 146 may affect the timing of recognizing future store closures and restructuring costs, if any, as well as the amounts recognized.  The provisions of this Statement are effective for exit and disposal activities that are initiated after December 31, 2002.  The Company has determined the application of this statement does not have an effect on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002.  The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123 and SFAS No. 148, as disclosed in these financial statements.

Safe Harbor Statements Under the Private Securities Litigation Reform Act of 1995

The statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other statements in this Form 10-K which are not historical facts are forward looking statements.  These forward looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, acceptance of the Company’s products in the marketplace, the effect of economic conditions, the impact of current and additional competitive stores and pricing, availability and costs of inventory, employee costs and availability, the rate of technology change, the cost and uncertain outcomes of pending and unforeseen litigation including the Second Bankruptcy Case, the availability and cost of capital including the continued availability of capital under the interim DIP facility (final order approved May 20, 2003), supply constraints or difficulties, the effect of the Company’s accounting policies, the effect of regulatory and legal developments and other risks detailed in the Company’s Securities and Exchange Commission filings or in material incorporated therein by reference.

Similarly, these and other factors, including the terms of any reorganization plan ultimately confirmed, can affect the value of the Company’s various pre-petition liabilities, common stock.  No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies.  Accordingly, the Company urges that the appropriate caution be exercised with respect to existing and future investments in any of these liabilities and/or securities.

ITEM 7a: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to certain market risks that are inherent in the Company’s financial instruments that arise from transactions entered into in the normal course of business.  Although the Company currently utilizes no derivative financial instruments that expose the Company to significant market risk, the Company is exposed to fair value risk due to changes in interest rates with respect to its long-term debt borrowings.

The Company is subject to interest rate risk on its long-term fixed interest rate debt borrowings.  Loans against the Revolver do not give rise to significant interest rate risk because of the floating interest rate charged on such loans.  The Company manages its exposure to interest rate risk by utilizing a combination of fixed and floating rate borrowings.

The following describes information relating to the Company’s instruments that are subject to interest rate risk at February 1, 2003 (dollars in millions):

Description	Contract Terms	Interest Rate	Cost	Fair Value

Senior Notes	Due April 15, 2005	11% fixed	$64.1	$12.8

The Company recorded a discount of $2.1 million in conjunction with the refinancing of its Senior Notes. The discount is being amortized over the term of the Senior Notes.  (See Note F of the notes to the Consolidated Financial Statements.)

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of Eagle Food Centers, Inc.:

We have audited the accompanying consolidated balance sheets of Eagle Food Centers, Inc. and subsidiaries as of February 1, 2003 and February 2, 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended February 1, 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eagle Food Centers, Inc. and subsidiaries as of February 1, 2003 and February 2, 2002, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended February 1, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency, as of April 6, 2003 was not in compliance with a financial covenant of its Second Amended and Restated Loan and Security Agreement (“Revolver”), and, as of April 7, 2003, filed for voluntary bankruptcy protection and reorganization under Chapter 11 of Title 11 of the United States Code.  The filing for voluntary bankruptcy protection and reorganization is an event of default under both the Revolver and the Indenture for the 11% Senior Notes.  In addition, another event of default occurred on April 15, 2003 when the required interest payment on the 11% Senior Notes was not made. These issues raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note B.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note B to the consolidated financial statements, the accompanying consolidated balance sheet as of February 2, 2002 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for the years ended February 2, 2002 and February 3, 2001 have been restated for the change in inventory costing method from last-in-first-out (LIFO) to first-in-first-out (FIFO) during 2002.

KPMG LLP

Des Moines, Iowa
May 2, 2003

EAGLE FOOD CENTERS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	February 1, 2003	February 2, 2002
		(as adjusted, see note B)
ASSETS
Current assets:
Cash and cash equivalents	$3,892	$4,667
Restricted assets	8,840	7,901
Accounts receivable, net of allowance for doubtful accounts of $1.4 million in fiscal 2002 and $1.2 million in fiscal 2001	7,246	9,553
Inventories	46,666	65,016
Prepaid expenses and other	5,823	2,870
Total current assets	72,467	90,007

Property and equipment, net	95,962	107,307

Other assets:
Deferred software costs, net	3,029	6,740
Property held for resale, net	2,530	3,056
Other	1,120	1,352
Total other assets	6,679	11,148
Total assets	$175,108	$208,462

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,016	$29,236
Payroll and associate benefits	14,336	12,441
Accrued liabilities	11,963	14,536
Reserve for closed stores	64	364
Accrued taxes	5,436	5,647
Loan and Security Agreement	25,135	—
Current portion of other long term debt	900	833
Total current liabilities	76,850	63,057
Long term debt:
Senior Notes, net	63,318	64,659
Capital lease obligations	32,303	33,037
Loan and Security Agreement	—	23,325
Other	301	466
Total long term debt	95,922	121,487
Other liabilities:
Reserve for closed stores	910	1,302
Other deferred liabilities	7,466	7,995
Total other liabilities	8,376	9,297
Total liabilities	181,148	193,841

Shareholders’ (deficit) equity:
Preferred stock, $.01 par value, 100,000 shares authorized	—	—
Common stock, $.04 par value, 4,500,000 shares authorized; 3,357,605 issued	134	134
Capital in excess of par value	55,464	55,464
Common stock in treasury, at cost, 246,670 and 229,351 shares	(2,383)	(2,369)
Accumulated other comprehensive loss	(4,700)	(1,896)
Accumulated deficit	(54,555)	(36,712)
Total shareholders’ (deficit) equity	(6,040)	14,621
Commitments and contingencies
Total liabilities and shareholders’ (deficit) equity	$175,108	$208,462

See notes to the consolidated financial statements.

EAGLE FOOD CENTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Year Ended February 1, 2003	Year Ended February 2, 2002	Year Ended February 3, 2001
		(as adjusted, see note B)	(53 weeks (as adjusted, see note B)

Sales	$599,452	$630,398	$682,503

Cost of goods sold	(433,735)	(451,940)	(495,800)

Gross margin	165,717	178,458	186,703

Operating expenses:

Selling, general and administrative	(153,380)	(153,129)	(165,302)

Store closing and asset impairment	(1,747)	—	(821)

Reorganization items, net	—	830	(10,782)

Depreciation and amortization	(16,997)	(18,151)	(18,618)

Operating income (loss)	(6,407)	8,008	(8,820)

Interest expense	(12,185)	(12,871)	(13,430)

Gain on extinguishment of debt	860	2,529	5,286

Earnings (loss) from continuing operations	(17,732)	(2,334)	(16,964)

Earnings (loss) from discontinued operations (Including gain on disposal of $103 in fiscal 2002)	(111)	815	1,463

Net loss	$(17,843)	$(1,519)	$(15,501)

Weighted average basic shares outstanding	3,112,867	3,178,109	2,969,013

Basic and diluted loss per common share:

Earnings (loss) from continuing operations	$(5.70)	$(0.73)	$(5.71)

Earnings (loss) from discontinued operations	(0.03)	0.25	0.49

Net loss	$(5.73)	$(0.48)	$(5.22)

See notes to the consolidated financial statements.

EAGLE FOOD CENTERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Common Stock					Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total (Deficit) Equity
	Shares	Par Value	Capital in Excess of Par Value	Treasury
				Shares	Dollars
						(as adjusted see note B)		(as adjusted see note B)
BALANCE, JANUARY 29, 2000	2,875,000	$115	$53,336	140,238	$(2,228)	$(19,692)	$13	$31,544

Comprehensive income/(loss):

Net loss						(15,501)

Pension liability adjustment							(129)

Change in unrealized gain/(loss) on marketable securities							125

Total comprehensive income/(loss)								(15,505)

Purchase of treasury stock				19,135	(50)			(50)

Issuance of stock in connection with senior notes	482,338	19	2,128					2,147

BALANCE, FEBRUARY 3, 2001	$3,357,338	$134	$55,464	$159,373	$(2,278)	$(35,193)	$9	$18,136

Comprehensive income/(loss):

Net loss						(1,519)

Pension liability adjustment							(1,789)

Change in unrealized gain/(loss) on marketable securities							(116)

Total comprehensive income/(loss)								(3,424)

Purchase of treasury stock				69,978	(91)			(91)

Issuance of stock in connection with senior notes	267

BALANCE, FEBRUARY 2, 2002	3,357,605	$134	$55,464	229,351	$(2,369)	$(36,712)	$(1,896)	$14,621

Comprehensive income/(loss):

Net loss						(17,843)

Pension liability adjustment							(2,622)

Change in unrealized gain/(loss) on marketable securities							(182)

Total comprehensive income/(loss)								(20,647)

Purchase of treasury stock				17,319	(14)			(14)

BALANCE, FEBRUARY 1, 2003	3,357,605	$134	$55,464	246,670	$(2,383)	$(54,555)	$(4,700)	$(6,040)

See notes to the consolidated financial statements.

EAGLE FOOD CENTERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended
	February 1, 2003	February 2, 2002	February 3, 2001
		(as adjusted, see note B)	(53 weeks (as adjusted, see note B)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(17,843)	$(1,519)	$(15,501)

Adjustments to reconcile net loss to net cash flows from operating activities:

Gain on extinguishment of debt	(860)	(2,529)	(5,286)

Depreciation and amortization	17,084	18,256	18,816

Store closing and asset impairment	1,797	(1,005)	7,354

Deferred charges and credits	645	791	869

Gain on disposal of assets	(122)	(225)	(987)

Changes in assets and liabilities:

Receivables and other assets	(614)	(3,194)	6,626

Inventories	18,350	(5,118)	16,358

Accounts payable	(10,220)	3,515	(10,644)

Accrued and other liabilities	(3,911)	(4,080)	(4,215)

Payments on reserve for closed stores	(381)	(6,207)	(8,124)

Net cash flows from operating activities	3,925	(1,315)	5,266

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of marketable securities, net	(1,121)	(821)	(653)

Additions to property and equipment	(4,656)	(7,374)	(7,538)

Additions to property held for resale	—	(4)	—

Cash proceeds from sale/leasebacks or dispositions of property and equipment	1,053	71	3,974

Cash proceeds from sale/leasebacks or dispositions of property held for resale	—	—	246

Net cash flows from investing activities	(4,724)	(8,128)	(3,971)

CASH FLOWS FROM FINANCING ACTIVITIES:

Deferred financing costs	(90)	(370)	(337)

Principal payments on capital lease obligations	(832)	(900)	(923)

Principal payments on senior notes	(850)	(3,731)	(22,666)

Net revolving loans	1,810	18,939	4,386

Purchase of treasury stock	(14)	(91)	(50)

Net cash flows from financing activities	24	13,847	(19,590)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(775)	4,404	(18,295)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,667	263	18,558

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,892	$4,667	$263

See notes to the consolidated financial statements.

EAGLE FOOD CENTERS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED FEBRUARY 1, 2003, FEBRUARY 2, 2002 AND FEBRUARY 3, 2001

Note A – Organization – Eagle Food Centers, Inc. (the “Company”), a Delaware corporation, is engaged in the operation of retail food stores, with 62 stores in northern and central Illinois and eastern Iowa.

Note B – Summary of Significant Accounting Policies and Practices

Fiscal Year – The Company’s fiscal year ends on the Saturday closest to January 31st.  Fiscal 2002 was a 52-week year ending on February 1, 2003, fiscal 2001 was a 52-week year ending on February 2, 2002 and fiscal 2000 was a 53-week year ending on February 3, 2001.

Basis of Consolidation – The consolidated financial statements include the accounts of Eagle Food Centers, Inc. and all subsidiaries.  All significant intercompany transactions have been eliminated.

Risks and Uncertainties – The preparation of the Company’s Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

On April 7, 2003 (the “Petition Date II”), the Company filed a voluntary petition under Chapter 11 of Title 11 of the United States Code (the “Second Bankruptcy Case”).  The petition was filed in the United States Bankruptcy Court for the Northern District of Illinois in Chicago under case number 03-15299.  The Company continues to manage its affairs and operate its business as a debtor-in-possession while the Second Bankruptcy Case is pending.

Since the Company’s restructuring efforts in 2000, it has faced new threats from increased competition, rising costs in connection with its unionized labor, significant cash outlays to cover interest expense from its outstanding Senior Notes, and a recessionary economy.  As a result, the Company’s overall cost of doing business increased.  The Company has experienced cumulative losses during the last three years of $34.8 million, and had a stockholders deficit of $6 million at February 1, 2003.

During the third fiscal quarter of 2002, the Company became concerned that it may violate a covenant under its Second Amended and Restated Loan and Security Agreement (“Revolver”).  In particular, the Revolver contains a financial covenant requiring the Company to maintain an “Adjusted Net Worth” (as defined in the Revolver) of $3.0 million.  As a precaution the Company and Congress entered into a limited waiver agreement, effective as of November 1, 2002, which waived the Adjusted Net Worth covenant until February 1, 2003, which was subsequently extended to April 5, 2003 (the “Waiver”). Since the Company did not attempt to extend the Waiver beyond April 5, 2003, it was not in compliance with the financial covenant as of April 6, 2003.  The Company determined it would not be able to cure the default within the next twelve months. Therefore, according to EITF Issue No. 86-30 “Classification of Obligations When a Violation is Waived by the Creditor” the related debt must be classified as current.  Moreover, the Company’s Senior Notes required an interest payment of approximately $3.5 million on April 15, 2003. Subsequent to the filing, the Senior Notes interest payment was not made, which is an event of default under the Indenture for the Senior Notes.  Accordingly, the upcoming interest payment, the low excess availability ($1.5 million) under the Revolver, the tightening of vendor credit, the expiration of the Waiver, the Company’s cost structure, and the slow economic climate forced the Company to file for Chapter 11 protection. The filing of the Second Bankruptcy Case is an event of default under the Revolver and the Indenture for the Senior Notes and the debt outstanding became immediately due and payable subject to the automatic stay provisions of Chapter 11.  The Company is embarking upon this restructuring in order to attempt to create financial flexibility for future operating requirements and capital expenditures.  In preparations for the Chapter 11 filing, the Company, together with its outside advisors, have identified certain strategic alternatives to maximize value for its creditors.  The Company, in its business judgment, is evaluating all possible strategic alternatives, including the possible sale of some or all of its assets.

Nasdaq staff informed the Company, by letter dated November 13, 2000, that it had not maintained a minimum market value of public float of $5,000,000 and a minimum bid price of $1.00 over 30 consecutive trading days as required for continued listing on the Nasdaq National Market.  Nasdaq staff had determined that the Company’s Common Stock would be delisted from quotation on the Nasdaq National Market at the opening of business on

February 14, 2001.  On February 12, 2001, the Company delivered a request for an appeal to the Nasdaq Listing Qualifications Panel.  The delisting process was suspended pending resolution of the appeal.

The Company presented a plan to the Nasdaq Listing Qualifications Panel for achieving compliance with the listing requirements of the Nasdaq National Market at a hearing held March 28, 2001.  No decision was made at the hearing regarding the continued listing of our shares.  Members of the Listing Qualifications Panel suggested that the Company consider a reverse stock split and applying for listing on the Nasdaq SmallCap Market.  The Company sent a letter to the panel on April 2, 2001 in which the Company modified its earlier plan by (i) consenting to the possible change from listing on the Nasdaq National Market to listing on the Nasdaq SmallCap Market and (ii) consenting to recommend shareholder approval of a reverse stock split in the event other measures were not sufficient to achieve compliance with the Nasdaq listing requirements for either the Nasdaq National Market or the Nasdaq SmallCap Market.

The Company’s common stock began trading on the Nasdaq SmallCap Market on May 15, 2001.  On June 27, 2001 the shareholders of Eagle Food Centers, Inc. approved an amendment to the Company’s Certificate of Incorporation to accomplish a reverse stock split.  This was effective on June 29, 2001 and resulted in each four outstanding shares of the Company’s common stock being automatically reclassified and changed into one share of the Company’s common stock.  Prior period common stock information has been presented on a comparative basis.

Nasdaq staff again informed the Company, by letter dated February 14, 2002, that it had not maintained a minimum bid price of $1.00 per share over 30 consecutive trading days as required for continued listing on the Nasdaq SmallCap Market.  Nasdaq staff gave the Company until August 13, 2002 to regain compliance with the minimum closing bid price of $1.00 per share for ten consecutive trading days. The Company was notified, by letter dated August 14, 2002, that it had not regained compliance with the minimum bid price of $1.00 per share.  However, the Company was granted an additional 180 days to achieve the minimum closing bid price based on meeting the initial listing requirement of $5.0 million in stockholders’ equity as of May 4, 2002.

The Company received a Nasdaq Staff Determination on March 18, 2003 indicating that the Company had failed to regain compliance with the minimum bid price and did not comply with the minimum market value of publicly held shares as required by Marketplace Rules 4310(c)(4) and 4310(c)(7), respectively.  Accordingly, Nasdaq notified the Company that its Common Stock would be delisted from the Nasdaq Stock Market effective as of the opening of business on March 27, 2003.  The Company’s Common Stock began trading on the OTC Bulletin Board, on March 27, 2003.

Inclusion of the Company’s common stock on the OTC Bulletin Board or similar quotation system could adversely affect the liquidity of the Company’s common stock and may impact the public’s perception of the Company.  There can be no assurance that delisting will not have a material adverse effect on liquidity or business operations.

Common Stock Risks - At this time, it is not possible to predict the effect of the Chapter 11 reorganization on our business, various creditors and security holders or when we will be able to exit Chapter 11.

Under the priority scheme established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities need to be satisfied before shareholders are entitled to receive any distribution.  The ultimate recovery to common shareholders, if any, will not be determined until confirmation of a plan or plans of reorganization.  No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to the common shareholders.  A plan of reorganization could also result in holders of the Company’s common stock receiving no value for their interests.  Because of such possibilities, the value of the common stock is highly speculative.  Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in the securities.

Currently, the Board of Directors believes it is unlikely there will be any recovery of value to common shareholders.

Revenue Recognition – Revenue is recognized at the point of sale.

Cash and Cash Equivalents—- The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be a cash equivalent.  Cash and cash equivalents were $3.9 million and $4.7 million as of February 1, 2003 and February 2, 2002, respectively.

Restricted Assets—- Restricted assets are comprised of marketable securities and cash held in escrow by third parties.  Marketable securities are restricted to satisfy state insurance reserve requirements related to claim liabilities recorded for workers’ compensation, general liability and automobile (effective November 1, 2001) claims; such claim liability reserves are classified as current.

The Company has classified its entire holdings of marketable securities as available for sale.  Such securities are reported at fair value and the difference between cost and fair value is reported as a separate component of shareholders’ equity until gains and losses are realized.  Such amount is a component in the “Accumulated other comprehensive loss” caption of shareholders’ equity.  The decline in market value of any security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established.

Accounts Receivable – Accounts receivable are recorded at cost, less the related allowance for doubtful accounts.  The allowance is based on management’s evaluation of accounts receivable considering current information and events regarding the debtors’ ability to repay.  The activity in the allowance for doubtful accounts for the years ended February 1, 2003, February 2, 2002 and February 3, 2001 follows:

(In Thousands)	Year Ending February 1, 2003	Year Ending February 2, 2002	Year Ending February 3, 2001

Balance at beginning of year	$(1,160)	$(1,668)	$(1,388)

Bad debt provision	(357)	(2)	(323)

Writeoffs	164	510	43

Balance at end of year	$(1,353)	$(1,160)	$(1,668)

Inventories– The Company implemented a change in accounting principle, effective February 3, 2002, from valuing substantially all inventories at the lower of cost or market utilizing the last-in, first-out (“LIFO”) method to valuing all inventories at the lower of cost or market utilizing the first-in, first-out (“FIFO”) method.  This change was adopted because the FIFO method more clearly follows the actual flow of inventory, due to its perishable nature, and more closely matches actual costs and revenues. Financial statements have been restated to apply the change in accounting principle retroactively, resulting in a decrease in the loss reported of $95 thousand (or $0.03 per share) for fiscal year 2001 and an increase in the loss reported of $1.2 million (or $0.41 per share) for fiscal year 2000.  In addition, the inventory previously reported as of February 2, 2002 increased $8.4 million and the balance of accumulated deficit as of January 29, 2000 has been restated by $9.6 million to reflect retroactive application of this new accounting method.  The new accounting policy for inventories is as follows:

Inventories are stated at the lower of cost or market.  Cost is determined through use of the first-in, first-out (“FIFO”) method, for all inventories, applied to inventory values determined primarily by the retail inventory method (“RIM”) for store inventories and the weighted average inventory method for warehouse inventories.

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

Vendor Funding- EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” became effective for the Company on January 1, 2003. This issue addresses the appropriate accounting for cash consideration received from a vendor that is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction in cost of sales when the related products are sold unless it is a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue, or it is a reimbursement of costs incurred to sell the vendor’s products, in which case the cash consideration should be characterized as a reduction of that cost. Historically, the Company recognized those allowances as they were earned, based on the fulfillment of the related obligations of the contract. This accounting treatment was consistent with generally accepted accounting principles. For all contracts entered or modified after January 1, 2003, we have recognized prospectively, and will continue to recognize, vendor allowances in accordance with EITF Issue No. 02-16.

Property and Equipment – Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is computed by using the straight-line method over the estimated useful lives of buildings, fixtures and equipment.  Leasehold costs and improvements are amortized over their estimated useful lives or the remaining original lease term, whichever is shorter.  Leasehold interests are generally amortized over the lease term plus expected renewal periods or 25 years, whichever is shorter.  Property acquired under capital lease is amortized on a straight-line basis over the shorter of the estimated useful life of the property or the original lease term.

Long-Lived Assets – The Company monitors under-performing stores and under-utilized facilities for an indication that the carrying amount of assets may not be recoverable.  If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset an impairment loss is recognized.  Impairment is measured based on the estimated fair value of the asset.  Fair value is based on management’s estimate of the amount that could be realized from the sale of assets in a current transaction between willing parties based on professional appraisals, offers and other indications of fair value.  In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which, for the Company, is generally on a store by store basis.

During fiscal 2002 and fiscal 2000, the Company recognized charges of $2.1 million and $821 thousand, respectively, for asset impairments on underperforming stores.  Impairment charges are included in the caption “Store closing, asset impairment and lease termination” in the Consolidated Statements of Operations.

Debt Issuance Costs - Debt issuance costs are amortized over the terms of the related debt agreements using the interest method.

Property Held for Resale –— Property in this classification includes a closed store, undeveloped lots and assets (in the amount of $184 thousand) for two leased stores that were closed in the first quarter of fiscal 2003.

Deferred Software Costs –— Software costs are generally amortized over five years beginning when the software is placed in service.  Deferred software balances were $3.0 million and $6.7 million as of February 1, 2003 and February 2, 2002, respectively; net of accumulated amortization of $18.2 million and $14.4 million, respectively.

Self-Insurance –— The Company is primarily self-insured, through its captive insurance subsidiary, for workers’ compensation, general liability and automobile (effective November 1, 2001) claims.  The self-insurance claim liability is determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. Actuarial projections of the losses are employed due to the high degree of variability in the liability estimates.  Some factors affecting the uncertainty of claims include the timeframe of development, settlement patterns, litigation and adjudication direction and medical treatment and cost trends.  The liability is not discounted.

A single parent captive is used to fund the self-insurance liabilities.  The captive allows greater flexibility and management control over the claims activities while earning income on the reserves.

Self-insurance claim liabilities of $7.0 million as of February 1, 2003 and $6.1 million as of February 2, 2002 are included in the “Accrued liabilities” caption of the balance sheet.

Store Closing and Asset Impairment –— In the event the performance or utilization of underperforming stores and underutilized facilities cannot be improved, management may decide to close, sell or otherwise dispose of such stores or facilities.  A charge for store closing and asset impairment is provided when management has reached the decision to close, sell or otherwise dispose of such stores within one year and the costs can be reasonably estimated.  The charge for store closing arises primarily from (a) the discounted value of future lease commitments in excess of the discounted value of estimated sublease revenues, (b) store closing costs and (c) revaluing fixed assets to estimated fair values when assets are impaired, or to net realizable value for assets to be disposed of (see Long-Lived Assets above).  Discount rates have been determined at the time a store was added to the closed store reserve and have not been changed to reflect subsequent changes in rates.  The Company’s policy is to use a risk-free rate of return for a duration equal to the remaining lease term at the time the reserve was established.

The provision for store closing and asset impairment includes the items discussed in Note D of notes to Consolidated Financial Statements for the year ended February 1, 2003 and asset impairment charges for underperforming stores that are not being closed, sold or otherwise disposed of (see Long-Lived Assets above).  The components of the provision for the years ended February 1, 2003, February 2, 2002 and February 3, 2001 were as follows:

(Dollars in thousands)	Year Ended February 1, 2003	Year Ended February 2, 2002	Year Ended February 3, 2001

Provision for store closing	386	$—	$—
Asset impairment charges	(2,133)	—	(821)
Total	(1,747)	$—	$(821)

Reorganization Items, Net – AICPA Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code provides guidance on financial reporting by entities that have filed petitions with the U.S. Bankruptcy Court and expect to reorganize as going concerns under Chapter 11 of Title 11 of the United States Code.  Revenues, expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business are reported separately as reorganization items.  A summary of costs recognized during the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001 relating to the Company’s reorganization during the First Bankruptcy Case is as follows:

(Dollars in thousands)	Year Ended February 1, 2003	Year Ended February 2, 2002	Year Ended February 3, 2001
Store closing and asset impairment	$—	$1,005	$(6,533)
Employee termination benefits	—	(16)	(1,361)
Professional fees	—	(166)	(3,608)
Net realized gains on sale/disposal of leases and equipment and release of capital leases	—	—	944
Other	—	7	(224)
Total	$—	$830	$(10,782)

Employee Termination Benefits - In connection with the First Bankruptcy Case, the Company recognized $1.4 million in employee termination benefits during fiscal 2000, representing severance costs for 353 employees terminated as a result of the store closings under the provisions of the Plan of Reorganization (2000 Plan).

Professional Fees - Professional fees relate to legal, accounting, consulting and other professional costs directly attributable to the First Bankruptcy Case and have been expensed as incurred.

Net Realized Gains - During fiscal 2000, the Company had realized gains on the sale/disposal of leases and equipment and release of capital lease obligations of $944 thousand, all related to the 20 closed or sold stores as part of the 2000 Plan.

No expenses relating to the Second Bankruptcy Case that was filed on April 7, 2003 were recognized as reorganization costs for fiscal year 2002 as expenses are included in this category only after the petition has been filed (see note B).

Advertising Expense - The Company’s advertising costs, including radio and television production costs, are expensed as incurred and included in the “Selling, general and administrative” caption of the Consolidated Statements of Operations.  The components of advertising expense are as follows:

	Gross Advertising		Co-Op Credits		Net Advertising
(Dollars in thousands)	Dollars	% of Sales	Dollars	% of Sales	Dollars	% of Sales
Fiscal 2002	$10,198	1.7%	$8,142	1.4%	$2,056	0.3%
Fiscal 2001	$11,601	1.8%	$9,034	1.4%	$2,567	0.4%
Fiscal 2000	$11,695	1.7%	$10,620	1.5%	$1,075	0.2%

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

Stock Based Compensation - The Company accounts for stock option grants and awards under its stock based compensation plans in accordance with Accounting Principles Board Opinion No. 25.  If compensation cost for stock option grants and awards had been determined based on fair value at the grant dates for fiscal 2002, 2001 and 2000 consistent with the method prescribed by SFAS No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, the Company’s net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

		2002	2001	2000
		(In thousands, except per share data)
Net loss:	As reported	$(17,843)	$(1,519)	$(15,501)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		—	(13)	(546)
	Pro Forma	$(17,843)	$(1,532)	$(16,047)

Basic net loss per share:	As reported	$(5.73)	$(0.48)	$(5.22)
	Pro Forma	$(5.73)	$(0.48)	$(5.40)

Reclassifications - Certain reclassifications were made to prior years’ balances to conform to current year presentation.

New Accounting Standards –

Existing accounting principles generally accepted in the United States of America do not provide specific guidance on the accounting for sales incentives that many companies offer to their customers.  The Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (EITF), a group responsible for promulgating changes to accounting policies and procedures, has issued an accounting pronouncement, EITF Issue No. 01-9, “Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”, which addresses the recognition, measurement and income statement classification for certain sales incentives offered by companies in the form of discounts, coupons or rebates.  The implementation of this accounting pronouncement in the first quarter of fiscal 2002 required the Company to make certain reclassifications between Total Sales, Cost of Goods Sold and Selling, General and Administrative Expenses in the Company’s Consolidated Statements of Operations.   The implementation of EITF Issue No. 01-9 did not have an effect on reported Operating Income (Loss) or Net Earnings (Loss).  In accordance with such implementation, the Company, including stores accounted for as discontinued operations, reclassified certain prior period financial statements, for comparability purposes, having the following impact on Sales, Cost of Goods Sold and Selling, General and Administrative Expenses:

(Dollars in thousands)	February 1, 2003	February 2, 2002	February 3, 2001

Sales Decrease	$53,403	$60,310	$58,408
Cost of Goods Sold Decrease	$52,707	$59,865	$57,611
Selling, General and Administrative Decrease	$696	$445	$797

EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a

Vendor,” became effective for the Company on January 1, 2003. This issue addresses the appropriate accounting for cash consideration received from a vendor that is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction in cost of sales when the related products are sold unless it is a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue, or it is a reimbursement of costs incurred to sell the vendor’s products, in which case the cash consideration should be characterized as a reduction of that cost. Historically, the Company recognized those allowances as they were earned, based on the fulfillment of the related obligations of the contract. This accounting treatment was consistent with generally accepted accounting principles. For all contracts entered or modified after January 1, 2003, we have recognized prospectively, and will continue to recognize, vendor allowances in accordance with EITF Issue No. 02-16. Net loss for fiscal 2002 was not affected by the adoption of EITF Issue No. 02-16 on January 1, 2003.

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

In August, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provision of APB Opinion No 30 for the disposal of a segment of a business.  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  The Company implemented the statement on February 3, 2002.  During fiscal 2002 the Company recorded as asset impairment charge of $2.1 million which is included in Store closing and asset impairment on the Consolidated Statements of Operations.  In accordance with SFAS No. 144, the two stores that the Company closed in fiscal 2002 and the two stores that the Company closed in the first quarter of fiscal 2003 are required to be reported as discontinued operations.  The results include all direct charges to the operations of the stores.  Corporate overhead, including interest, is not included in discontinued store operations.  The results are excluded from the accompanying notes to the Consolidated Financial Statements, unless otherwise noted.  Sales relating to discontinued operations, adjusted for EITF Issue No. 01-9, were $26.4 million in fiscal 2002, $32.4 million in fiscal 2001 and $35.9 million in fiscal 2000.  Also in accordance with SFAS No. 144, the Company recorded a charge of $50 thousand for asset impairment relating to the discontinued store operations.  The Company’s discontinued operations recorded a loss of $0.1 million in fiscal 2002, income of $0.8 million in fiscal 2001 and income of $1.5 million in fiscal 2000.

In April, 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  Under Statement No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item.  The rescission of Statement No. 4 affects the Company since it eliminates the exception to applying APB Opinion No. 30 to the Company’s gains on extinguishment of debt.  As a result, the gains should be classified as extraordinary only if they meet the criteria in APB Opinion No. 30.  The Company does not believe its debt extinguishment gains are both unusual in nature or infrequent of occurrence, and thus do not meet the criteria to be classified as an extraordinary item.

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

(Dollars in thousands)	Fiscal 2002 February 1, 2003	Fiscal 2001 February 2, 2002	Fiscal 2000 February 3, 2001

Gain on extinguishment of debt increase	$860	$2,529	$5,286
Extraordinary item - gain on extinguishment of debt decrease	$860	$2,529	$5,286

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of the company’s commitment to an exit plan.  SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  In accordance with SFAS No. 146, store lease exit costs are accrued when a store is closed.  SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.  SFAS No. 146 may affect the timing of recognizing future store closures and restructuring costs, if any, as well as the amounts recognized.  The provisions of this Statement are effective for exit and disposal activities that are initiated after December 31, 2002.  The Company has not determined whether future application of this statement will have an effect on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002.  The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123 and SFAS No. 148.

Note C - Consolidated Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

SUPPLEMENTAL CASH FLOW INFORMATION

(Dollars in thousands)	2002	2001	2000

Cash paid for interest	$11,692	$12,378	$13,173
Non-cash additions to property and equipment and capital lease obligation	—	533	—
Non-cash reductions in property and equipment	—	215	—
Non-cash reductions in capital lease obligation	—	386	—
Non-cash transfer from property held for resale to property and equipment, net	—	—	4,163
Additions to property and equipment and debt	—	—	103
Unrealized gain (loss) on marketable securities	(182)	(116)	125
Stock issued to New Senior Note holders	—	—	2,147

Note D - Reserve for Closed Stores

An analysis of activity in the reserve for closed stores for the years ended February 1, 2003, February 2, 2002, and February 3, 2001 is as follows:

(In thousands)	February 1, 2003	February 2, 2002	February 3, 2001

Balance at beginning of year	$1,666	$8,704	$9,986

Payments, primarily rental payments, net of sublease rentals of $270 in fiscal 2002, $280 in fiscal 2001 and $636 in fiscal 2000	(381)	(6,207)	(8,124)

Interest cost	75	174	309

Provision for store closing	(386)	(1,005)	6,533

Balance at end of year (including $0.1 million , $0.4 million and $5.6 million, respectively, classified as current)	$974	$1,666	$8,704

The provision for store closing and asset impairment is classified in the Consolidated Statements of Operations under the caption “Store closing and asset impairment” for fiscal 2002 and the caption “Reorganization items, net” for fiscal 2001 and fiscal 2000.

During fiscal 2002, the Company recorded favorable changes in the reserve for closed stores of $386 thousand.  The Company settled one store lease that was included in the reserve at the end of fiscal 2001.

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

During fiscal 2000, the Company added 15 stores to the reserve for which $10.4 million was provided for estimated future lease costs.  In addition, the Company benefited from net favorable changes in estimates of $3.9 million for both the 18 stores in the reserve at the end of fiscal 1999.  The leases for 16 stores terminated or expired during fiscal 2000.

The reserve at February 1, 2003 represents estimated future cash outflows primarily related to the present value of net future rental payments.  It is management’s opinion that the reserve will be adequate to cover continuing costs for the existing closed stores.

At the end of fiscal year 2002, the reserve included estimated net future costs for sublease subsidies for two closed stores.  At the end of fiscal year 2001, the reserve included estimated net future costs for one closed store and sublease subsidies for two closed stores.

A rollforward presentation of the number of stores in the closed store reserve for fiscal years 2002, 2001 and 2000 is as follows:

	Fiscal 2002	Fiscal 2001	Fiscal 2000

Number of stores in reserve at beginning of year	3	17	18
Leases terminated or expired	(1)	(14)	(16)
Stores added to the closed store reserve	0	0	15
Number of stores in reserve at end of year	2	3	17

See Note B of the notes to the Consolidated Financial Statements under the captions Store Closing and Asset Impairment, and Reorganization Items, Net.

Note E - Property and Equipment

The investment in property and equipment is as follows:

(In thousands)	February 1, 2003	February 2, 2002

Land	$5,383	$5,732
Buildings	24,720	25,325
Leasehold costs and improvements	41,235	40,778
Fixtures and equipment	121,507	125,249
Leasehold interests	14,232	15,852
Property under capital leases	37,025	37,025
Total	244,102	249,961
Less accumulated depreciation and amortization	(148,140)	(142,654)
Property and equipment (net)	$95,962	$107,307

As of February 2, 2002, the Company owned eight operating stores and one closed store, with the closed store classified in “Property Held for Resale.” The leased stores include 54 operating stores and two locations that are subleased to other tenants.  Of these 56 leased stores, nine are capital leases included in Property and Equipment.

Property under capital leases represents capital leases for land, buildings and improvements. The capital leases have 22-25 year terms with up to six five-year renewal options. The gains on the sale of these properties have been deferred and are amortized over the life of the original lease term.  The Company eliminated one capital lease during fiscal 2001.  Accumulated amortization for property under capital leases as of February 1, 2003 was $9.2 million and as of February 2, 2002 was $7.5 million.  Amortization of the capital lease assets are included in the caption “Depreciation and amortization” in the Consolidated Statements of Operations.

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets.  Depreciation expense was $13.2 million, $14.2 million and $14.8 million for fiscal years 2002, 2001 and 2000 respectively.  The useful lives of the various classes of assets are as follows:

Buildings	20-25 years

Fixtures and Equipment	2-12 years

Leasehold Costs & Improvements	5-23 years

Leasehold interests	12-25 years

Property under capital lease	Shorter of economic life or lease term

In fiscal year 2002, the Company reclassed the assets of two stores with a combined book value of $184 thousand from “Property and Equipment (Net)” to “Property Held for Resale”.   These two stores were closed and the assets sold during the first quarter of fiscal 2003.

Note F – Long-Term Debt

Long-term debt consists of the following:

(In thousands)	February 1, 2003	February 2, 2002

11% Senior Notes, net	$63,318	$64,659
Capital leases (Note H)	33,038	33,693
Loan and Security Agreement	25,135	23,325
Other	466	643
	121,957	122,320
Less current maturities	26,035	833
Total long-term debt	$95,922	$121,487

The maturities of long-term debt, including capital lease obligations are: fiscal year 2003 - $26.0 million, fiscal year 2004 - $1.0 million, fiscal year 2005 - $64.4 million, fiscal year 2006 - $1.0 million and fiscal year 2007 - $1.1 million.

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

In addition, under the 2000 Plan, the Company agreed to issue 15% of fully-diluted common stock of the Company (482,605 shares) to the holders of the Senior Notes, of which 10% would have been returned to the Company if the Company had been sold or the debt had been retired prior to October 15, 2001.  If the Company had been sold or the debt had been retired prior to October 15, 2002, 5% of the common stock would have been returned to the Company.  None of the common stock was returned to the Company since the Company was not sold nor the debt retired prior to October 15, 2002.  The shares were recorded at fair value in the amount of $2.1 million with the offsetting amount recorded as a discount against the Senior Notes. The indenture relating to the 11% Senior Notes contains provisions as well as certain restrictions relating to certain asset dispositions, sale/leaseback transactions, payment of dividends, repurchase of equity interests, incurrence of additional indebtedness and liens, and certain other restricted payments. The filing of the Second Bankruptcy Case is an event of default under the Indenture and the Senior Notes became immediately due and payable subject to the automatic stay provisions of Chapter 11.  Subsequent to the filing of the Second Bankruptcy Case, a required interest payment of approximately $3.5 million due April 15, 2003 was not made, which is also an event of default under the Indenture.

The Company repurchased $1.7 million of its Senior Notes during fiscal 2002 at a cost of $840 thousand, recording a gain on extinguishment of debt of $860 thousand.  The balance of the Senior Notes on February 1, 2003 was $64.1 million less unamortized discount of $758 thousand.  The Company repurchased $6.2 million of its Senior Notes during fiscal 2001 at a cost of $3.7 million, recording a gain on extinguishment of debt of $2.5 million.  The balance of the Senior Notes on February 2, 2002 was $65.8 million less unamortized discount of $1.1 million. The Company repurchased $13.0 million of its Senior Notes during fiscal 2000 at a cost of $7.7 million, recording a gain on extinguishment of debt of $5.3 million.  The balance of the Senior Notes on February 3, 2001 was $72.0 million less unamortized discount of $1.6 million.   The effective interest rate on the Senior Notes is 11.5%.  The repurchase of the Senior Notes was primarily funded with cash on hand, cash from Company operations and loans against the Revolver.

The Company entered into a Second Amended and Restated Loan and Security Agreement (“Revolver”) with Congress Financial Corporation (Central) on August 24, 2001, which amended and restated the Amended and Restated Loan and Security Agreement dated August 7, 2000 and extended the term of the facility to August 24, 2004.  The Revolver is a $50 million facility that provides for revolving credit loans and letters of credit.  No more than an aggregate of $20 million of the total commitment may be drawn by the Company as letters of credit.  Total availability under the Revolver is based on percentages of allowable inventory and selected real estate up to a maximum of $50 million.  The terms of the Revolver provide for capital expenditures up to $75 million per year and purchase money security interests and purchase money mortgage amounts to a combined maximum outstanding amount of $75 million. The Revolver is secured by a first priority security interest in selected real estate with a book value of $22.9 million and in all inventories of the Company located in its stores and distribution center in Milan, Illinois.  Loans made pursuant to the Revolver bear interest at a fluctuating interest rate based, at the Company’s option, on a margin over the Prime Rate or a margin over the London Interbank Offered Rate (LIBOR). The Revolver has one financial covenant requiring the Company to maintain an “Adjusted Net Worth” (as defined in the Revolver) of $3.0 million.  During the third fiscal quarter of 2002, the Company became concerned that it may violate the covenant under its Revolver.  As a precaution the Company and Congress entered into a limited waiver agreement, effective as of November 1, 2002, which waived the Adjusted Net Worth covenant until February 1, 2003, which was subsequently extended to April 5, 2003 (the “Waiver”). Since the Company did not attempt to extend the Waiver beyond April 5, 2003, it was not in compliance with the financial covenant as of April 6, 2003.  The Company determined it would not be able to cure the default within the next twelve months. Therefore, according to EITF Issue No. 86-30 the related debt must be classified as current.  Also, the filing of the Second Bankruptcy Case is an event of default under the Revolver and the loans became immediately due and payable subject to the automatic stay provisions of Chapter 11. The Revolver also has as an event of default the actual or likely occurrence or existence of any event or circumstance which, in the lender’s reasonable judgement, has a material adverse effect on the Company or the lender, as defined in the Revolver.

At February 1, 2003, the Company had $25.1 million in loans against the Revolver and no letters of credit outstanding, resulting in $1.5 million of excess availability, subject to the conditions of the limited waiver, under the Revolver.   Of the $25.1 million, $25.0 million was at an average rate of 4.37% using the LIBOR option.  The remaining $0.1 million was at a rate of 5.00%.  At February 2, 2002, the Company had $23.3 million in loans against the Revolver and no letters of credit outstanding, resulting in $21.0 million of availability under the Revolver.   Of the $23.3 million, $15.0 million was at an average rate of 4.28% using the LIBOR option.  The remaining $8.3 million was at a rate of 5.25%.

In conjunction with the Chapter 11 filing on April 7, 2003, the Company received a commitment for $40 million in debtor-in-possession (DIP) financing from Congress which the bankruptcy court approved on an interim basis, with the final DIP order approved on May 20, 2003.  The interest rates for this facility are the same as defined in the Waiver.

Note G - Treasury Stock

The following summarizes the treasury stock activity for the three years in the period ended February 1, 2003:

(Dollars in thousands, except share information)	Shares	Dollars	Average

Balance January 29, 2000	140,238	$2,228	$15.89
Purchased	19,135	50	$2.60

Balance February 3, 2001	159,373	2,278	$14.28
Purchased	69,978	91	$1.30

Balance February 2, 2002	229,351	$2,369	$10.33
Purchased	17,319	14	$0.81

Balance February 1, 2003	246,670	$2,383	$9.66

Note H - Leases and Long-term Contracts

Fifty-four operating stores and two locations that are subleased to other tenants were leased at February 1, 2003, many of which have renewal options for periods ranging from five to 30 years.  Some provide the option to acquire the property at certain times during the initial lease term for approximately its estimated fair market value at that time, and some require the Company to pay taxes, common area maintenance and insurance on the leased property.  The

Company also leases its central distribution facility under a lease expiring February 28, 2007.  Rent expense consists of:

	Year Ended
(In thousands)	February 1, 2003	February 2, 2002	February 3, 2001

Minimum rent under operating leases	$11,751	$11,564	$13,531
Additional rent based on sales	38	88	98
Less rentals received on noncancelable subleases	(305)	(284)	(251)
	$11,484	$11,368	$13,378

Future minimum lease payments under non-cancelable operating and capital leases as of February 1, 2003 are as follows:

(In thousands)	Operating Leases	Capital Leases
2003	11,119	3,944
2004	10,891	3,947
2005	10,578	3,947
2006	9,590	3,947
2007	7,820	3,947
Thereafter	54,345	50,885
Total minimum lease payments	$104,343	$70,617
Less amount representing interest		37,579
Present value of minimum capital lease payments, including $735 classified as current portion of long-term debt		$33,038

The operating and capital lease future minimum lease payments do not include gross minimum commitments of $1.5 million for closed stores, the present value of which (net of estimated sublease payments) is included in the Consolidated Balance Sheet caption “Reserve for closed stores.”

The Company outsources its Information Systems function to EDS.  The Company signed a Services Agreement with EDS on July 1, 2000 with a term of five years.  The agreement has provisions for inflationary increases.  The obligation based on current rates is: fiscal year 2003 - $3.6 million, fiscal year 2004 - $3.6 million, and fiscal year 2005 - $1.5 million.  Either party may terminate the Services Agreement at any time after the first three contract years by giving the other party at least ninety days written notice designating the termination date.

Note I - Income Taxes

The provision for income taxes for the years ended February 1, 2003, February 2, 2002, and February 3, 2001 was $0.

Income tax benefit of $0 differs from the amounts computed by applying the federal income tax rate of 35% to pretax loss from continuing operations as a result of the following:

	Year Ended
(In thousands)	February 1, 2003	February 2, 2002	February 3, 2001

Income tax benefit from continuing operations at statutory Federal tax rate of 35%	$(6,206)	$(817)	$(5,937)
Surtax exemption	177	23	170
State income taxes, net of Federal benefit	(922)	(121)	(882)
Change in valuation allowance	7,446	910	6,274
Other	(495)	5	375
Total	$—	$—	$—

Deferred tax assets and liabilities arise because of differences between the financial accounting bases of assets and liabilities and their respective tax bases and tax credit and net operating loss carryforwards.  The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below:

(In thousands)	February 1, 2003	February 2, 2002

Deferred Tax Assets:
Store closing	$402	$693
Accrued reserves	1,148	1,992
Deferred revenues	802	1,256
Associate benefits	272	507
Other, net	567	492
Tax credit and net operating loss carryforwards	37,818	34,058
Valuation allowance	(32,005)	(29,325)
Total	$9,004	$14,439

Deferred Tax Liabilities:
Property and equipment	$2,425	$5,488
LIFO inventory reserve	6,579	8,951
Total	$9,004	$14,439

Net deferred tax asset	$—	$—

Valuation allowances have been established for the entire amount of the net deferred tax assets as of February 1, 2003 and February 2, 2002, due to the uncertainty of future recoverability.

The tax credit carryforwards of $0.9 million expire at various dates from 2003 through the year 2010; alternative minimum tax credit carryforwards of $5.7 million have no expiration date.  Net operating loss carryforwards totaled $79.8 million at February 1, 2003 and expire at various dates from 2009 through the year 2022.

Note J - Associate Benefit Plans

Retirement Plans

Substantially all associates of the Company are covered by trusteed, non-contributory retirement plans of the Company or by various multi-employer retirement plans under collective bargaining agreements.

The Company’s defined benefit plans covering salaried and hourly associates provide benefits that are based on associates’ compensation during years of service.  The Company’s policy is to fund no less than the minimum required under the Employee Retirement Income Security Act of 1974.  During the years ended February 1, 2003, February 2, 2002, and February 3, 2001, pension costs under the plans totaled $182 thousand, $16 thousand and $646 thousand, respectively.

Net periodic pension cost under the Milan Office and Non-Foods Warehouse Retirement Plan (“Milan Plan”) and the Eagle Food Centers, Inc. Associate Pension Plan (“Eagle Plan”) includes the following benefit and cost components for the years ended February 1, 2003, February 2, 2002, and February 3, 2001:

	Year Ended
(In thousands)	February 1, 2003	February 2, 2002	February 3, 2001

Service cost	$38	$34	$607
Interest cost	987	956	926
Expected return on plan assets	(961)	(1,018)	(923)
Amortization of prior service cost	44	44	36
Amortization of net loss	74	—	—
Net periodic pension cost	$182	$16	$646

The amounts included within other comprehensive income (loss) arising from a change in the additional minimum pension liability are a loss of $2.6 million for fiscal 2002, a loss of $1.8 million for fiscal 2001, and a loss of $129 thousand for fiscal 2000.

During 2000, the Eagle Plan provided an early retirement window and was frozen as of December 31, 2000.  No future benefits will accrue after that date. This action resulted in a curtailment gain of $780 thousand offset by unrecognized prior service costs and an unrecognized net loss on plan assets of $387 thousand and additional termination benefits of $89 thousand.

The changes in benefit obligation and plan assets, the funded status and amounts recognized in the Company’s Consolidated Balance Sheets for the Milan Plan and Eagle Plan, as of the measurement dates of December 31, 2002 and 2001 and reflected in the financial statements at February 1, 2003 and February 2, 2002, respectively, are as follows:

(In thousands)	February 1, 2003	February 2, 2002

Change in Benefit Obligation
Balance at January 1, 2002 and 2001	$13,758	$12,994
Service cost	38	34
Interest cost	987	956
Plan amendment	—	153
Actuarial (gain) loss	1,286	284
Benefits paid	(660)	(663)

Balance at December 31, 2002 and 2001	$15,409	$13,758

Change in Plan Assets at Fair Value
Balance at January 1, 2002 and 2001	$12,415	$12,394
Actual return on plan assets	(449)	(321)
Company contributions	477	1,005
Benefits paid	(660)	(663)

Balance at December 31, 2002 and 2001	$11,783	$12,415

Reconciliation of Funded Status to Amounts Recognized in Financial Statements
Funded status at December 31, 2002 and 2001	$(3,626)	$(1,343)
Unrecognized loss	4,540	1,918
Unrecognized prior service cost	214	258
Contributions after December 31 and before fiscal year end	54	156

Recognized prepaid (accrued) pension cost	$1,182	$989

Amounts Recognized in the Financial Statements at February 1, 2003 and February 2, 2002
Accrued benefit liability	$(3,572)	$(1,187)
Intangible asset	214	258
Accumulated other comprehensive income	4,540	1,918

Net amount recognized	$1,182	$989

Plan assets are held in a trust and primarily include corporate and U.S. government debt securities and common stocks.

Actuarial assumptions used to develop net periodic pension cost and related pension obligations for the fiscal years 2002, 2001 and 2000 were as follows:

	2002	2001	2000

Discount rate	6.75%	7.25%	7.50%
Expected long term rate of return on assets	8.25%	8.50%	8.50%
Rate of increase in compensation levels	N/A	N/A	4.00%

The rate of increase in compensation levels related to the Eagle Plan is not applicable since the Eagle Plan was frozen as of December 31, 2000.  The rate of increase related to the Milan Plan is based on years of service and not compensation levels.

The Company has a defined contribution plan pursuant to Section 401K of the Internal Revenue Code (“401K Plan”), which covers salaried and non-union hourly associates.  The Company matches employee contributions, up to specified percentages of those contributions, as approved by the Board of Directors.  The Company recognized no expense relating to matching contributions under the 401K Plan during fiscal 2002.  During fiscal 2001 and 2000 the Company recognized expense relating to matching contributions under the 401K Plan of $429 thousand and $425 thousand, respectively.  Effective January 1, 2001, the 401K Plan was amended to include a 3% contribution to replace the Eagle Plan.  The Company recognized expense of $426 thousand and $412 thousand in fiscal 2002 and fiscal 2001, respectively, relating to the 3% contribution.

The Company also participates in various multi-employer plans.  The plans provide for defined benefits to substantially all unionized workers.  Amounts charged to pension cost and contributed to the plans for the years ended February 1, 2003, February 2, 2002, and February 3, 2001 totaled $5.0 million, $5.2 million and $5.9 million, respectively. Under the provisions of the Multi-employer Pension Plan Amendments Act of 1980, the Company would be required to continue contributions to a multi-employer pension fund to the extent of its portion of the plan’s unfunded vested liability if it substantially or totally withdraws from such plans.

Incentive Compensation Plans

The Company has incentive compensation plans for store management and certain other management personnel.  Incentive plans include approximately 160 associates.  Provisions for payments to be made under the plans are based primarily on achievement of sales and earnings in excess of specific performance targets.

Non-qualified stock option plans were ratified by stockholders and implemented in 2000, 1995 and 1990 for key management associates.  Stock options generally have a ten-year life beginning at the grant date. For the options granted under the 2000 and 1995 Stock Option Plans, vesting provisions generally provide for 1/3 of the shares vesting at each of the first three anniversaries following the date of the grant. Options granted under the 1990 plan were generally vested at 12 months following the grant date.  All options under the 1990 plan have either been issued or expired.  Certain specific employment agreements provide for different vesting schedules.  As of February 1, 2003, there were 571,630 shares available for future grants under the plans.   The Company recognized no compensation expense for fiscal years 2002, 2001 or 2000 because the exercise price was at or above the market value at the date of grant.

The Company cancelled stock option grants and issued replacement stock option grants for certain individuals during fiscal 2000.  The new stock option grants were issued at a price of $5.00, with a market price of $4.12 at the time of issuance.  In addition, the term of the new stock option grants was shortened by two years compared with the cancelled grants.  Stock option grants for a total of 56,875 shares were cancelled, with the same number of shares issued in replacement grants.  As such, these stock option grants are variable. The Company has not recognized compensation expense for these replacement stock option grants since, at the measurement dates and thereafter, the market value was below the exercise price.

The following table sets forth the stock option activity for the three years in the period ended February 1, 2003:

	Shares Subject to Option	Option Price Range Per Share	Weighted Average Exercise Price of Options

Outstanding January 29, 2000	311,175	$5.00 - $40.00	$13.72
Granted	276,575	$1.12 - $13.04	$7.28
Forfeited	93,175	$5.00 - $40.00	$12.76

Outstanding February 3, 2001	494,575	$1.12 - $34.00	$10.28
Granted	12,500	$1.30 - $1.62	$1.46
Forfeited	102,306	$4.00 - $34.00	$10.02

Outstanding February 2, 2002	404,769	$1.12 - $18.00	$10.09
Granted	—	- -	—
Forfeited	233,000	$1.88 - $16.00	$9.56

Outstanding February 1, 2003	171,769	$1.12 - $18.00	$10.80

Stock options exercisable are as follows:

	Options Exercisable	Weighted Average Exercise Price

February 3, 2001	295,156	$11.36
February 2, 2002	304,703	$10.56
February 1, 2003	148,909	$11.88

The following table summarizes stock option information on outstanding and exercisable options as of February 1, 2003:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Price

$1.12 - $6.00	72,044	$3.86	5.26	54,808	$4.53
$8.00 - $14.00	29,100	$11.95	4.47	23,476	$12.41
$16.00 - $18.00	70,625	$17.42	1.39	70,625	$17.42
Total	171,769			148,909

The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected option life of ten years; stock volatility of 73% to 76% in 2001, 64% to 76% in 2000; risk-free interest rate of 4.50% in 2001, 6.63% to 6.82% in 2000; and no dividends during the expected term.  Based on this model, the weighted average fair values of stock options awarded were $1.28 and $3.16 for fiscal years 2001 and 2000, respectively.  There were no stock options issued during fiscal year 2002.  The pro forma amounts for compensation cost may not be indicative of the effects on net earnings (loss) and net earnings (loss) per share for future years.

Note K - Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments as of February 1, 2003 and February 2, 2002 are as follows:

	February 1, 2003		February 2, 2002
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$3,892	$3,892	$4,667	$4,667
Marketable securities	8,840	8,840	7,901	7,901
Senior notes	63,318	12,815	64,659	39,472

The fair value of cash and cash equivalents approximated its carrying value due to the short-term nature of these instruments.  The fair value of marketable securities and the Senior Notes is based on quoted market prices.

The amortized cost, gross unrealized gains and losses, and estimated fair values of the Company’s marketable securities at February 1, 2003 and February 2, 2002 are as follows:

	February 1, 2003
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Money market mutual fund, due within one year	$8,392	$—	$—	$8,392
Equity securities	609	7	168	448
Total marketable securities	$9,001	$7	$168	$8,840

	February 2, 2002
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Money market mutual fund, due within one year	$4,342	$—	$—	$4,342
U.S. Treasury notes	3,001	38	—	3,039
Equity securities	537	35	52	520
Total marketable securities	$7,880	$73	$52	$7,901

Note L - Litigation

Bankruptcy Cases

On February 29, 2000 (the “Petition Date I”), the Company filed a voluntary petition under Chapter 11 of Title 11 of the United States Code (the “First Bankruptcy Case”.  The petition was filed in the United States Bankruptcy Court for the District of Delaware under case number 00-01311).  The Company continued to manage its affairs and operate its business as a debtor-in-possession while the First Bankruptcy Case was pending. The First Bankruptcy Case, which proceeded before the United States District Court for the District of Delaware, was commenced in order to implement a financial restructuring of the Company that had been pre-negotiated with holders of approximately 29% of the principal amount of the Company’s Senior Notes due April 15, 2000.  On March 10, 2000, the Company filed a Plan to implement the financial restructuring, which Plan was subsequently amended on April 17, 2000.  The 2000 Plan was confirmed on July 7, 2000 and consummated on August 7, 2000.  On January 28, 2002, the United States Bankruptcy Court for the District of Delaware entered a final decree and order closing the First Bankruptcy Case.

On April 7, 2003 (the “Petition Date II”), the Company filed a voluntary petition under Chapter 11 of Title 11 of the United States Code (“Second Bankruptcy Case”).  The petition was filed in the United States Bankruptcy Court for the Northern District of Illinois in Chicago under case number 03-15299.  The Company continues to manage its affairs and operate its business as a debtor-in-possession while the Second Bankruptcy Case is pending.  (See Note B of the notes to the Consolidated Financial Statements.)

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

Note M - Loss Per Share

Loss per share disclosures for the three years ended February 1, 2003 is as follows:

(In thousands except per share data)	Net Loss (Numerator)	Wtd. Ave. Shares (Denominator)	Per Share Amount

Year Ended February 1, 2003:
Basic and diluted net loss per share:
Net loss from continuing operations	(17,732)	3,113	$(5.70)
Discontinued operations	(111)	3,113	(0.03)
Net loss	$(17,843)	3,113	$(5.73)

Year Ended February 2, 2002:
Basic and diluted net loss per share:
Net loss from continuing operations	(2,334)	3,178	$(0.73)
Discontinued operations	815	3,178	0.25
Net loss	$(1,519)	3,178	$(0.48)

Year Ended February 3, 2001:
Basic and diluted net loss per share:
Net loss from continuing operations	(16,964)	2,969	$(5.71)
Discontinued operations	1,463	2,969	0.49
Net loss	$(15,501)	2,969	$(5.22)

Note N - Quarterly Financial Data (Unaudited)

(Dollars in thousands, except per share data)	Sales	Gross Margin	Earnings (Loss) From Continuing Operations	Net Earnings (Loss)	Earnings (Loss) From Continuing Operations Per Share - Diluted	Net Earnings (Loss) Per Share - Diluted

2002
Quarter: First	$154,121	$42,307	$(3,358)	$(3,179)	$(1.08)	$(1.02)
Second	154,925	42,423	(6,016)	(6,068)	(1.93)	(1.95	)(1)
Third	144,250	41,415	(2,549)	(2,416)	(0.82)	(0.78)
Fourth	146,156	39,572	(5,809)	(6,180)	(1.87)	(1.98	)(1)
Total	$599,452	$165,717	$(17,732)	$(17,843)	$(5.70)	$(5.73)

2001
Quarter: First	$154,036	$43,541	$(1,137)	$(884)	$(0.36)	$(0.28)
Second	160,589	45,299	(1,219)	(1,127)	(0.38)	(0.35)
Third	153,880	43,577	(537)	(326)	(0.17)	(0.10)
Fourth	161,893	46,041	559	818	0.18	0.26
Total	$630,398	$178,458	$(2,334)	$(1,519)	$(0.73)	$(0.48)

2000
Quarter: First	$179,289	$48,946	$(17,180)	$(16,827)	$(6.28)	$(6.15	)(2)
Second	167,102	46,307	(550)	(138)	(0.20)	(0.05)
Third	157,911	43,875	(1,510)	(1,235)	(0.48)	(0.39)
Fourth	178,201	47,575	2,276	2,699	0.71	0.84	(1)
Total	$682,503	$186,703	$(16,964)	$(15,501)	$(5.71)	$(5.22)

(1)            Net earnings include an asset impairment charge of $606 thousand in the second quarter of fiscal 2002, $1.2 million in fourth quarter of fiscal 2002 and $821 thousand in fourth quarter of fiscal 2000.

(2)            Net loss is attributable primarily to reorganization costs of $11.3 million in the first quarter of fiscal 2000.

ITEM 9:      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no disagreements on accounting principles or practices or financial statement disclosures between the Company and its independent certified public accountants during the two fiscal years ended February 1, 2003.

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Board of Directors currently consists of six members as follows:

Name	Age	Position(s) Held

Robert J. Kelly	58	Chairman of the Board of Directors, Chief Executive Officer and President
Peter B. Foreman	67	Director
Steven M. Friedman	48	Director
Alain M. Oberrotman	52	Director
Jerry I. Reitman	65	Director
William J. Snyder	60	Director, Secretary

The business experience of each of the nominees during the past five years is as follows:

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

Mr. Foreman has been President of Sirius Corporation, a private investment management firm, since 1993. Prior to 1993, Mr. Foreman was a Principal at Harris Associate LP since 1976.  Mr. Foreman has been a director of the Company since June 1989.

Mr. Friedman is a General Partner of EOS Partners, LP, an investment firm which he co-founded in 1994. EOS invests in private companies and marketable securities.  Until 1994 he was a General Partner of Odyssey Partners, LP, an investment partnership where he was responsible for its private investment group.  Before joining Odyssey in 1983, he was vice president at Citibank, NA.  He is a director of several public and private companies.  Mr. Friedman has served as a director of the Company since November 1987.  He has an AB and MBA from the University of Chicago and a JD from Brooklyn Law School.

Mr. Oberrotman is currently employed in merchant banking and consulting and previously was a Principal with Odyssey Partners LP from October 1992 to May 1997.  Mr. Oberrotman became a director of the Company in June 1996.

Mr. Reitman is Vice Chairman, Partner of the Callahan Group, a full service management consulting company in Chicago, Illinois, a lecturer at Northwestern University, author, and an advisor to Senior Management on direct marketing, integrated communications, and strategic positioning.  Previously, Mr. Reitman was Executive Vice President of Worldwide Direct Marketing for the Leo Burnett Agency.  Mr. Reitman became a director of the Company in December 1998.  Mr. Reitman also serves on the board of directors of CADMUS Communication (CDMS).

Mr. Snyder is a senior shareholder in the law firm of Snyder, Schwarz, Park & Nelson P.C., Attorneys at Law, Rock Island, Illinois since March 1983 and has maintained an active law practice for 36 years in the Quad-City area.  The law firm of Snyder, Schwarz, Park & Nelson, P.C., has acted as legal counsel to the Company for many years and has received legal fees from the Company in various amounts.  Mr. Snyder has been a director of the Company since June 1989.

The directors of the Company are elected annually to serve until the next annual meeting of shareholders and until their successors have been elected and qualified.  None of the directors or executive officers listed herein is related to any other director or executive officer.

The following table sets forth certain information with respect to the persons who are executive officers of the Company as of February 1, 2003.

Name	Age	Position(s) Held
Robert J. Kelly	58	Chairman of the Board of Directors, Chief Executive Officer and President
Randall D. McMurray	46	Vice President-Controller and Acting Chief Financial Officer
Clark Jordan	52	Senior Vice President – Operations
Jill Cirivello	43	Vice President – Human Resources and General Counsel
Frank Klun	55	Vice President – Support Services

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

Mr. Jeffery L.Little left the Company on March 18, 2002.  Mr. Little was named Chief Executive Officer and President on January 31, 2000 and became a director in September 2000.  Mr. Little was Vice President, Marketing for Fleming Companies and President of ABCO Foods (a division of Fleming) from January 1998 to January 2000.  From August 1989 to December 1997, Mr. Little was with Haggen, Inc. serving in various capacities as Senior Vice President Operations, Vice President Sales/Marketing and Vice President Perishables.  Mr. Little has 34 years of experience in the supermarket industry.

Mr. McMurray was named Acting Chief Financial Officer and Vice President - Controller in January 2003 and served the Company as Vice President – Controller from January 2001, Corporate Controller from April 1998, Assistant Controller from May 1996 and General Accounting Supervisor from October 1993 until his promotions.

Mr. S. Patric Plumley left the Company on January 24, 2003.  Mr. Plumley was named Director in September 2000, was named Senior Vice President - Chief Financial Officer and Secretary on March 1, 1999, served the Company as Vice President - Chief Financial Officer and Secretary from March 30, 1998 and Vice President and Corporate Controller from September 15, 1997 until his promotions.  Prior to September 1997, Mr. Plumley served as Senior Vice President of American Stores’ Super Saver Division from 1994 to 1997 and Senior Vice President of Lucky Stores, Inc. from 1990 to 1994.  Mr. Plumley has 29 years of experience in the supermarket industry.

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

Mr. Klun joined the Company as Vice President - Support Services in February 1998.  Prior to February 1998, Mr. Klun was employed by Bruno’s, Birmingham, Alabama as Assistant Distribution Manager.  For the period from December 1968 to December 1997, Mr. Klun held various positions with Jewel Food Stores, Chicago, Illinois.  Mr. Klun has over 34 years of experience in the supermarket industry.

Compensation of Directors

Four of the non-employee directors of the Company receive an annual retainer of $32,000 and fees of $750 for each board meeting and $1,000 for each committee meeting attended plus reimbursement of travel expenses.  Mr. Snyder does not receive fees as director, but does receive legal fees for his services as counsel to the Company while serving as a member of the board and as a committee member.

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

Section 16(a) Beneficial Ownership Reporting Compliance

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

To the knowledge of the Company, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the three fiscal years ended February 1, 2003, all Section 16(a) filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were in compliance except for the following, which were inadvertently filed late in fiscal 2000:  Mr. Jeffrey Little with one report disclosing one transaction; Mr. Frank Klun with two reports disclosing one transaction each; and Mr. S. Patric Plumley with three reports each disclosing one transaction. There was one report for Mr. Clark Jordan disclosing two transactions, which was inadvertently filed late in fiscal 2001.

ITEM 11:  EXECUTIVE COMPENSATION

The Summary Compensation Table below shows compensation information for the Chief Executive Officer of the Company and the four other most highly compensated executive officers who were serving at the end of the last fiscal year whose total annual salary and bonus exceeded $100,000 for the fiscal years indicated, as well as two individuals for whom disclosure would have been provided had the individual been serving as an executive officer at the end of the fiscal year.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Annual Compensation				Long-Term Compensation Securities Underlying Options (#)		All Other Compensation
		Salary	Bonus	Other Annual Compensation

Robert J. Kelly,	2002	$375,769	$0		(1)	0		$16,386	(2)
Chairman of the Board,	2001	190,000	0		(1)	0		20,736	(2)

Chief Executive Officer, President	2000	221,271	0		(1)	0		15,121	(2)

Jeffrey L. Little,	2002	$85,571	$0		(1)	0		$362,286	(3)

Chief Executive Officer,	2001	333,613	0			0		13,382	(3)
President	2000	331,250	57,978		(1)	150,000		197,397	(3)

S. Patric Plumley,	2002	$211,613	$0		(1)	0		$8,257	(4)
Senior Vice President,	2001	192,246	0		(1)	0		12,622	(4)
Chief Financial Officer, Secretary	2000	183,462	32,111		(1)	10,000	(5)	85,908	(4)

Ward Dunn,	2002	$162,019	$0		(1)	0		$54,800	(6)
Vice President,
Sales and Marketing

Clark J. Jordan,	2002	$178,899	$0		(1)	0		$7,113	(7)
Senior Vice President,	2001	158,878	0		(1)	6,250		6,882	(7)
Operations	2000	108,750	19,034		(1)	12,500		58,518	(7)

Patrick M. Flatley	2002	$118,275	$0		(1)	0		$5,734	(8)
Vice President,	2001	114,095	0		(1)	0		12,546	(8)

Non-Retail Procurement	2000	107,565	26,838		(1)	10,000		30,000	(9)

Frank A. Klun,	2002	$118,273	$0		(1)	0		$10,230	(10)
Vice President,	2001	113,995	11,581		(1)	0		17,869	(10)
Support Systems	2000	110,276	37,983		(1)	750		8,239	(10)

Notes:

(1)                    Received other annual compensation consisting of perquisites and personal benefits valued at less than the lesser of ten percent of total annual salary and bonus or $50,000.

(2)                    Mr. Kelly returned as the Chief Executive Officer and President on March 18, 2002, having served as the Company’s Chairman since March 30, 1998 and as the Chief Executive Officer and President from May 10, 1995 to January 31, 2000.  Mr. Kelly’s annual salary became $400,000 effective March 18, 2002.  Mr. Kelly received full dollar value of premiums paid by the Company on an Executive Term Life policy of $10,386 and a $6,000 defined contribution to his 401(k) in 2002.  Mr. Kelly received a 401(k)-matching amount of $5,250; a $5,100 defined contribution to his 401(k) and full dollar value of premiums paid by the Company on an Executive Term Life policy of $10,386 in 2001.  Mr. Kelly received a 401(k)-matching amount of $5,250 and full dollar value of premiums paid by the Company on an Executive Term Life policy of $9,871 in 2000.

(3)                    Mr. Little left the Company March 18, 2002 and received a severance of $342,286, outplacement of $20,000 and up to 12 months of company provided health insurance coverage.  Mr. Little’s stock options expired April 17, 2002.  Mr. Little received full dollar value of premiums paid by the Company on Executive Term Life policy of $3,182, a 401(k)-matching amount of $5,100 and a $5,100 defined contribution to his 401(k) in 2001.  In 2000, Mr. Little received a signing bonus of $100,000, temporary living expenses of $12,855, taxable moving expenses of $61,927, non-taxable moving expenses of $15,243, full dollar value of premiums paid by the Company on Executive Term Life policy of $2,122 and a 401(k)-matching amount of $5,250.

(4)                    Mr. Plumley left the Company January 24, 2003.  Mr. Plumley received full dollar value of premiums paid by the Company on an Executive Term Life policy of $2,272 and a $5,985 defined contribution to his 401(k) in 2002.  Mr. Plumley received a 401(k)-matching amount of $5,250; a $5,100 defined contribution to his 401(k) and full dollar value of premiums paid by the Company on an Executive Term Life policy of $2,272 in 2001.  Mr. Plumley received a 401(k)-matching amount of $5,250, a retention bonus of $78,495 and full dollar value of premiums paid by the Company on an Executive Term Life policy of $2,163 in 2000.

(5)                    Along with other key employees, Mr. Plumley agreed to cancellation and reissue of options on 10,000 shares as follows: 3,750 shares issued September 15, 1997 at $20.00 per share, expiring September 15, 2007, were cancelled and reissued at $5.00 per share, expiring September 15, 2005; 2,500 shares issued September 15, 1998 at $10.00 per share, expiring September 15, 2008, were cancelled and reissued at $5.00 per share, expiring September 15, 2006; and 3,750 shares issued April 1, 1999 at $11.75 per share, expiring April 1, 2009, were cancelled and reissued at $5.00 per share, expiring April 1, 2007.  Mr. Plumley received an option grant for 15,000 shares on May 31, 2000.  Mr. Plumley’s options expired February 23, 2003, thirty days after leaving the Company.

(6)                    Mr. Dunn joined the Company May 9, 2002 and received a singing bonus of $35,000, taxable moving expenses of $12,743, and non-taxable moving expenses of $1,804 and a $5,253 defined contribution to his 401(k).

(7)                    Mr. Jordan received full dollar value of premiums paid by the Company on an Executive Term Life policy of $1,782 and a $5,331 defined contribution to his 401(k) in 2002.  Mr. Jordan received full dollar value of premiums paid by the Company on an Executive Term Life policy of $1,782 and a $5,100 defined contribution to his 401(k) in 2001.  In 2000, Mr. Jordan received a signing bonus of $25,000, temporary living expenses of $2,559, taxable moving expenses of $21,821, non-taxable moving expenses of $8,395 and full dollar value of premiums paid by the Company on an Executive Term Life policy of $743.

(8)                    Mr. Flatley received full dollar value of premiums paid by the Company on an Executive Term Life policy of $2,196 and a $3,538 defined contribution to his 401(k) in 2002.  Mr. Flatley received a 401(k)-matching amount of $5,250; a $5,100 defined contribution to his 401(k) and full dollar value of premiums paid by the Company on an Executive Term Life policy of $2,196 in 2001.

(9)                    Mr. Flatley received $30,000 for cost savings management.

(10)              Mr. Klun received full dollar value of premiums paid by the Company on an Executive Term Life policy of $6,692 and a $3,538 defined contribution to his 401(k) in 2002.  Mr. Klun received a 401(k)-matching amount of $5,250; a $5,100 defined contribution to his 401(k) and full dollar value of premiums paid by the Company on an Executive Term Life policy of $7,519 in 2001.  In 2000, Mr. Klun received full dollar value of premiums paid by the Company on an Executive Term Life policy of $8,239.

Options/SAR Grants in Fiscal Year 2002

There were no stock options issued in fiscal 2002.

Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Values

The following table shows information regarding the values of certain unexercised options owned by the named executive officers at the end of the last completed fiscal year.  No options or stock appreciation rights were exercised during the fiscal year.  No stock appreciation rights were granted during fiscal 2002 or were outstanding at the end of fiscal 2002.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values Table

	Shares Acquired on	Value	Number of Securities Underlying Unexercised Options at February 1, 2003		Value of Unexercised In-the-Money Options At February 1, 2003(1)
	Exercise	Realized	Exercisable (#)	Non-Exercisable (#)	Exercisable ($)	Non-Exercisable ($)
Robert J. Kelly	0	0	50,000	0	0	0
S. Patric Plumley(2)	0	0	16,562	0	0	0
Clark Jordan	0	0	10,312	8,438	0	0
Pat Flatley	0	0	8,750	1,250	0	0
Frank A. Klun	0	0	6,000	1,000	0	0

Notes:

(1)          Market value of underlying securities at February 1, 2003 ($0.20) minus the base price.  The market price of all unexercised options was below the exercise price on February 1, 2003.

(2)          Mr. Plumley’s options expired February 23, 2003.

COMPENSATION COMMITTEE REPORT

The Compensation Committee for fiscal 2002 was composed of two non-employee members from the Board of Directors.  The members were Mr. Friedman and Mr. Reitman.  Mr. Kelly attended meetings as a non-voting participant.  The Committee establishes objectives for the executive compensation program and reviews and approves all salary and other remuneration for the executive officers of the Company.

The objectives of the executive compensation program are to:

1.               Promote the attainment of Company goals by emphasizing a greater portion of compensation subject to performance goals.

2.               Attract and retain qualified talent.

3.               Enhance shareholder value by providing opportunities for equity ownership through performance-based programs.

The executive officer compensation program is comprised of salary, cash incentive compensation and other benefits, including pension, 401(k) contributions and medical benefits that are available to other employees of the Company.

Base Salary

There is no formal Compensation Committee policy regarding the determination of salaries, however, consideration is given to several factors, including individual work experience, performance and comparable salaries within the retail food industry.

Annual Incentive Bonuses

Annual bonus potentials depend upon job levels and are set at a stated percent of the base compensation. Bonuses are paid based on an allocation formula primarily derived from performance against budgeted sales and earnings targets.  The bonus plan had no pay outs in fiscal 2002 and paid out below target amounts in fiscal 2001 and fiscal 2000 based on the financial results for each year.

Long-Term Incentive

The Committee has utilized stock options as the vehicle to provide a long-term focus. No stock options were issued in fiscal 2002.  Stock options were issued in fiscal 2001 and in fiscal 2000.

Chief Executive Officer Compensation

Robert Kelly returned as the Chief Executive Officer and President on March 18, 2002, having served as the Company’s Chairman since March 30, 1998 and as the Chief Executive Officer and President from May 10, 1995 to January 31, 2000.  On April 25, 2002 the Company and Mr. Kelly entered into an agreement to extend his employment through December 31, 2003 with an annual salary of $400,000 and all other terms to remain the same.

On January 24, 2002, the Company and Robert Kelly entered into an extension of the employment agreement dated May 10, 1995.  The Company agreed to extend his employment through December 31, 2002 with all other terms to remain the same.  The agreement provides Mr. Kelly with $190,000 per year as Chairman of the Board of Directors and for services provided in the ongoing operation of the Company through the end of the agreement.  Any period of time spent over and above one week per month shall be compensated at the annual salary of $350,000 and paid on a weekly basis

Through fiscal 1999, Mr. Kelly was eligible to receive bonus compensation, in an amount determined by the Board of Directors based upon mutually acceptable performance targets, of 50% of the base salary with a maximum potential of 100% should the Company exceed budgeted expectations.

Under the December 15, 1999 extension of his Employment Agreement, Mr. Kelly was also entitled to (1) in the event of a Change of Control of the Company occurring within two years of termination of his employment for any reason other than cause, to an extended exercise period for each group of options, based on a one year extension for each completed year of service from December 31, 1997 (up to a maximum exercise period of the ten year expiration period as provided for under the stock incentive plans of the Company), and (2) upon termination of his employment for any reason other than cause, extended payment by the Company of all premiums associated with the split dollar life insurance policy in effect for Mr. Kelly, for a period equal to each year of service from December 31, 1997.

Mr. Kelly purchased 31,250 shares of common stock of the Company at the time of his original employment by delivering to the Company a promissory note with the purchase price of the shares based upon the closing sale price of the common stock of the Company on the business day immediately preceding the date of the Employment Agreement. Under the May 10, 1998 amendment to his Employment Agreement, the foregoing loan (and interest) was forgiven in 50% increments for each year of service completed by Mr. Kelly, commencing as of December 31, 1997.  The company also provided Mr. Kelly with a tax gross up of the loan forgiveness.  Mr. Kelly had an option to purchase 150,000 shares of Company stock as follows: 50,000 shares of stock of the Company at $10.00 per share which expired May 22, 2001, 50,000 shares at $14.00 per share which expired May 22, 2002 and 50,000 shares at $18.00 per share which expire May 22, 2003, all of which are contingently exercisable within two years of termination of employment under all extensions of the Employment Agreement dated May 15, 1995.  The May 10, 1998 extension to the Employment Agreement of Mr. Kelly also subjects him to a one year non-competition restriction following the termination of his employment, prohibiting Mr. Kelly from engaging in any supermarket business conducted in the service area of the Company.

Jeffery Little served as the Company’s President and Chief Executive Officer from January 31, 2000 until March 18, 2002.  His employment with the Company ended on March 18, 2002.  His severance package included: wages of $342,286, outplacement costs of $20,000 and up to 12 months of company provided health insurance coverage.

As of January 31, 2000, the Company retained Mr. Jeffrey Little as its President and Chief Executive Officer. The Company and Mr. Little entered into an Employment Contract with an initial term of three years to end January 31, 2003.  The Employment Contract provided for a base salary at the rate of $325,000 per year.  In addition, the Company paid a signing bonus of $100,000 at the commencement of his employment.  Also, Mr. Little was eligible to receive bonus compensation, in an amount determined by the Board of Directors based upon mutually acceptable performance targets, of 50% of the base salary, with a maximum potential of 100% should the Company exceed budgeted expectations.  In the event the Company terminated Mr. Little’s Employment other than for “cause”, Mr. Little was to receive a payment in a lump sum equal to eighteen (18) months of compensation, continued health and dental insurance coverage for a period of eighteen (18) months, any accrued and unused vacation pay and professional outplacement services up to the sum of $20,000.

The Company had also granted Mr. Little the option to purchase up to 150,000 shares of stock of the Company.  Under the terms of his option, up to 50,000 shares could have been purchased by Mr. Little on or after the first anniversary date of his employment at $5.04 per share, up to an additional 50,000 shares could have been purchased on or after the second anniversary of his employment at $9.04 per share and the final 50,000 shares could have been purchased on or after the third anniversary of the employment of Mr. Little at $13.04 per share with the expiration of options at January 31, 2010.  One hundred thousand shares represented by the vested options expired April 17, 2002.  All other options expired on March 18, 2002, the date his employment ended.  Mr. Little received relocation and temporary housing expenses and was entitled to regular Company benefits and four weeks of vacation per year.

Compensation Committee Interlocks and Insider Information

The Compensation Committee is comprised exclusively of directors who are not and have never been Company employees.  No Company executive officer serves on the Compensation Committee or as a director of another company in which one of whose executive officers serves as a director or executive officer of the Company.

Summary of Compensation Plans

Retirement Plans

The Company maintains a tax-qualified defined benefit pension plan covering both salaried and non-union hourly employees.  The benefit formula under such plan is the sum of 1% of annual compensation for each year up to the Social Security Wage Base for that year and 1.33% of annual compensation over the Social Security Wage Base with a minimum benefit of $360 per year multiplied by years of credited service.  There is full vesting of benefits after five years of service.  The Company makes all contributions.  Effective October 1, 1990, the pension plans were amended to provide for voluntary early retirement at age 55.  The annual benefits payable beginning at age 65 to the executive officers are as follows:  Mr. Kelly—$11,294; Mr. Plumley—$5,669; Mr. Klun—$4,263; and Mr. Flatley—$2,624.  This plan was frozen as of December 31, 2000 and no future benefits will accrue after that date.

The Company maintains a tax-qualified defined contribution plan covering both salaried and non-union hourly employees.  Under this plan, employees may contribute up to 100% of eligible earnings up to a maximum of $11,000 during the plan year.  The plan year begins on January 1 and ends on December 31.  The plan includes a discretionary Company matching contribution of up to 50% of the first 10% of employee contributions or a maximum match of 5% of eligible earnings.  The matching contribution becomes partially vested after two years of service and fully vested after five years.  Effective January 1, 2001, the Company amended the plan to include a profit sharing contribution of 3% of eligible earnings.  The profit sharing contribution is immediately vested.  The profit sharing contribution was added in fiscal 2001 to replace the defined benefit plan described above.

Stock Incentive Plan

The Company has a Stock Incentive Plan which was ratified by the shareholders at the 2000 Annual Shareholders Meeting.  The Plan provides the Compensation Committee with the discretion to make grants until September 12, 2010 to all salaried employees of the Company who are not in a bargaining unit, in the form of Non-qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights and Restricted Stock. The plan contains a provision allowing non-employee Directors of the Company to elect annually to receive payment of all or any portion of the fees for their services as Directors in the form of options to acquire Company Common Stock.  The Plan authorized 250,000 shares of common stock.  There were 250,000 shares available as of February 1, 2003 for future grants.

The Company has a Stock Incentive Plan which was ratified by the shareholders at the 1995 Annual Shareholders Meeting.  The Plan provides the Compensation Committee with the discretion to make grants until June 20, 2005 to all salaried employees of the Company who are not in a bargaining unit, in the form of Non-qualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Limited Stock Appreciation Rights and Restricted Stock.  Grants of Stock Appreciation Rights, Limited Stock Appreciation Rights and Restricted Stock are intended to be confined to key employees in special situations.  The Plan originally authorized 500,000 shares of common stock.  There were 321,630 shares available as of February 1, 2003 for future grants.

In order to protect all of the rights of the participant in the event of a Change in Control of the Company, the 2000 and 1995 Stock Incentive Plans provide for the immediate vesting of all outstanding awards upon the occurrence of such an event.  A Change in Control of the Company is deemed to occur if any one or more of the following conditions are fulfilled:  (i) any person or entity (with the exception of Odyssey Partners) acquires 50% or more of the voting securities of the Company; (ii) the shareholders approve a plan of complete liquidation, an agreement for sale or disposition of substantially all of the assets of the Company, or a materially dilutive merger or consolidation of the Company; or (iii) the Board of Directors agrees by a two-thirds vote that a Change in Control has occurred or is about to occur and within six months actually does occur.  However, in no event shall a Change in Control be deemed to occur with respect to any Plan participant who is a material equity participant of the purchasing group that consummates a Change in Control.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Robert Kelly, Chairman, President and Chief Executive Officer, has an employment contract which is described above.

Jeffrey L. Little, former President and Chief Executive Officer, had an employment contract which is described above.  Mr. Little left the Company on March 18, 2002.

The Company entered into an employment contract with Ward Dunn on May 9, 2002 as Vice President of Sales and Marketing for a term of two years.  The terms of the contract include an annual salary of $190,000; a signing bonus of $35,000; bonus eligibility at the Vice President level of 40% of annual salary; reimbursement of relocation and temporary living expenses; participation in life, health and disability insurance programs; and four weeks of annual vacation.

Retention Agreement

There are no Retention Agreements currently in effect between the Company and any employees.

The Company had a Retention Agreement with certain key employees in the event that the Company commenced a voluntary case under Chapter 11 of the United States Bankruptcy Code.  The agreement provided a bonus for continuing services provided that the employee is still employed by the Company six months after consummation of a plan of reorganization in the Chapter 11 Case.  On May 31, 2000 the Retention Agreements were modified to provide for the payment of the bonuses should the employee’s employment by the Company be terminated prior to such six month period as a result of (i) a sale of all or substantially all of the assets of the Company, whether in separate transaction or as part of a plan of reorganization for the company, or (ii) a merger, consolidation, liquidation, dissolution or similar transaction involving the Company.  The Company did commence Chapter 11 proceedings on February 29, 2000.  On July 7, 2000 the United States District Court for the District of Delaware confirmed the Company’s plan of reorganization, which plan the Company consummated on August 7, 2000.  Payments under the Retention Agreements were made in January 2001.

Change of Control

There are no Change of Control agreements currently in effect between the Company and any employees.

Respectfully submitted,
Steven M. Friedman, Chairman	Jerry I. Reitman

Performance Presentation

Shown below is a line graph comparing total shareholder return for the Company, the Russell 2000 and the S&P Retail Stores (Food) since the Company’s stock resumed trading on August 7, 2000 at the exit from Chapter 11, as required by Item 402(l) of SEC Regulation S-K.  The graph assumes $100 invested on August 7, 2000 in Eagle common stock and $100 invested at the same time in the Russell 2000 index and the S&P 500 Retail index.

Note: Companies comprising the S&P Retail Stores (Food) Index include: Albertson’s, Inc., Kroger Co., Safeway, Inc. and Winn-Dixie Stores, Inc.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of shares of Common Stock by (a) each person or group that is known to the Company to be the beneficial owner of more than 5% of the outstanding shares, (b) each director and named executive officer of the Company and (c) all directors and executive officers of the Company as a group.  A total of 3,110,935 shares of Common Stock were outstanding on May 2, 2003.

Names of Beneficial Owners	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Odyssey Partners, LP (2)	996,096	32.02%
Dimensional Fund Advisors, Inc. (3)	182,850	5.88%
REKCEB Enterprises, LLC (4)	156,610	5.03%
Robert J. Kelly (5)	81,250	2.61%
Steven M. Friedman (6)	56,836	1.83%
O. L. Becker Trust (4)	60,000	1.93%
Peter B. Foreman	37,755	1.21%
Clark J. Jordan (7)	11,443	*
The Friedman Family Foundation (6)	10,000	*
Patrick M. Flatley (8)	8,750	*
Frank A. Klun (9)	8,750	*
Alain M. Oberrotman	1,000	*
Jerry I. Reitman	500	*
William J. Snyder (10)	250	*
Directors and Executive Officers as a group (10 persons) including certain of the persons listed above.	223,401	7.18%

*Owns less than 1%.

Notes:

(1)   Unless otherwise noted, each person has sole investment and voting power with respect to the shares indicated.

(2)   Odyssey Partners LP, 280 Park Avenue, West Tower, 21st Floor, New York, NY 10017, a private investment partnership in liquidation, owns 996,096 shares, which may be deemed to be beneficially owned by each of Messrs. Stephen Berger, The Estate of Leon Levy, Jack Nash, Joshua Nash and Brian Wruble, who collectively constitute all of the general partners of Odyssey Partners, LP.  Does not include 158,034 shares of Common Stock owned by The Jerome Levy Foundation, as to which The Estate of Mr. Leon Levy may be deemed to have beneficial ownership, or 115,300 shares of Common Stock owned by The Nash Family Foundation, a charitable foundation, as to which Messrs. Nash may be deemed to have beneficial ownership.

(3)   Dimensional Fund Advisors Inc. (“Dimensional”), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other investment vehicles, including commingled group trusts.  (These investment companies and investment vehicles are the “Portfolios.”)  In its role as investment advisor and investment manager, Dimensional possessed both investment and voting power over 182,850 shares of Eagle Food Centers, Inc. stock as of December 31, 2002.  The Portfolios own all securities reported in this statement, and Dimensional disclaims beneficial ownership of such securities.  The business office address of Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.

(4)   REKCEB Enterprises, LLC, 320 Guaranty Building, Cedar Rapids, Iowa 52401, owns 156,610 shares of Common Stock of the Company.  O. L. Becker Trust owns 42,200 shares of Common Stock of the Company.  Harold M. Becker is the Principal of REKCEB Enterprises, LLC and Trustee of the O. L. Becker Trust.  Mr. Becker is Chairman of the Board of Directors of Guaranty Bankshares, LTD, Cedar Rapids, Iowa, a bank holding company.  Mr. Becker may be deemed to have beneficial ownership of 216,610 shares of Common Stock of the Company.

(5)   Mr. Kelly purchased 31,250 shares of Common Stock of the Company at the time of the execution of his Employment Agreement.  The beneficial ownership includes options for 50,000 shares that are exercisable as of May 2, 2003.

(6)   Steven M. Friedman owns 56,836 shares of Common Stock of the Company, which does not include the 10,000 shares owned by The Friedman Family Foundation, a charitable foundation, as to which Steven M. Friedman may be deemed to have beneficial ownership.

(7)   The beneficial ownership represents 1,130 shares that are owned by Mr. Jordan plus the exercisable portion of options on 18,750 shares.  A total of 10,313 shares were exercisable as of May 2, 2003.

(8)   The beneficial ownership represents the exercisable portion of options on 10,000 shares owned by Mr. Flatley.  A total of 8,750 shares were exercisable as of May 2, 2003.

(9)   The beneficial ownership represents the exercisable portion of options on 8,750 shares owned by Mr. Klun.  All 8,750 shares were exercisable as of May 2, 2003.

(10) The profit sharing plan of Snyder, Schwarz, Park & Nelson P.C., the law firm of which Mr. Snyder is a member, owns 250 shares of Common Stock.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	171,769	$10.80	571,630
Equity compensation plans not approved by security holders	0	0	0
Total	171,769	$10.80	571,630

Ownership of Principal Shareholders

Odyssey Partners, LP, Dimensional Fund Advisors, certain Beneficial Owners of Odyssey Partners, LP and Company Directors and Executive Officers currently hold the right to vote, or have the right to acquire through the exercise of options, shares of Common Stock of the Company representing 52.46% of shares that would be outstanding upon the exercise of such options.

Stock Issued in Conjunction with the Company’s Plan of Reorganization

The Company filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on February 29, 2000.  Pursuant to the Company’s Plan of Reorganization, 15% of the fully-diluted common stock of the Company was issued to the holders of the Senior Notes, of which 10% would have been returned to the Company if the Company had been sold or the debt retired prior to October 15, 2001.  If the Company would have been sold or the debt would have been retired after October 14, 2001 and prior to October 15, 2002,

5% of the common stock would have been returned to the Company.  None of the common stock was returned to the Company since the Company was not sold nor the debt retired prior to October 15, 2002.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Snyder, Schwarz, Park & Nelson P.C., the law firm of which Mr. Snyder, a director of the Company, is a member, serves as counsel to the Company.  The Company paid that law firm $147,693, $116,492 and $275,437 for services rendered in fiscal 2002, 2001, and 2000, respectively.  These amounts include remuneration for the services of Mr. Snyder as a director of the Company.  The Board has determined that the fees paid for services rendered from Snyder, Schwarz, Park & Nelson P.C. were fair and competitive.

Mr. Oberrotman was paid $15,000 including expenses, in fiscal 2000 for services rendered as a consultant in connection with the restructuring of the Senior Notes of the Company.  The Board has determined that the fees paid for services rendered by Mr. Oberrotman were fair and competitive.

ITEM 14:  CONTROLS AND PROCEDURES

a.       Evaluation of disclosure controls and procedures

Based on their evaluation as of a date within 90 days of the filing date of the Annual Report on Form 10-K, the Company’s Chief Executive Officer and Acting Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that are filed and submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b.       Changes in internal controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a)	The following documents are filed as a part of this report:

	1.	Financial Statements:

- Independent Auditors’ Reports

- Consolidated Balance Sheets as of February 1, 2003 and February 2, 2002

- Consolidated Statements of Operations for the years ended February 1, 2003, February 2, 2002, and February 3, 2001

- Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended February 1, 2003, February 2, 2002, and February 3, 2001

- Consolidated Statements of Cash Flows for the years ended February 1, 2003, February 2, 2002, and February 3, 2001

- Notes to the Consolidated Financial Statements

	2.	Financial Statement Schedules:

All schedules are omitted because they are not applicable or not required, or because the information required therein is included in the Consolidated Financial Statements or the notes thereto.

	3.	Exhibits - see Exhibit Index on page 62.

(b) Reports on Form 8-K:

On December 4, 2002, the Company announced that it has entered into an agreement with Congress Financial Corporation (Central) (“Congress”) relating to an adjusted net worth covenant in the Second Amended and Restated Loan and Security Agreement dated as of August 24, 2001 (“Revolver”).  The Revolver has a financial covenant requiring the Company to maintain a minimum adjusted net worth.  To prevent a potential default under the covenant, the Company has signed a Limited Waiver in which Congress has agreed to waive such default until February 1, 2003.

On January 31, 2003, the Company announced that Mr. Randall McMurray has been appointed as Acting Chief Financial Officer and Mr. Herbert Fickel, Vice President, Treasurer, has assumed additional responsibilities in the areas of audit and compliance following the departure of Chief Financial Officer, Mr. Patric Plumley, on January 24, 2003.

Also on January 31, 2003, the Company announced that it has received an extension on the Limited Waiver Agreement (“Waiver”) with Congress Financial Corporation (Central) (“Congress”) until March 8, 2003.  The Waiver with Congress was signed to prevent a default, or potential default, under the adjusted net worth covenant in the Second Amended and Restated Loan Agreement dated August 24, 2001 (“Revolver”).

On March 11, 2003, the Company announced that it has received an extension on the Limited Waiver Agreement (“Waiver”) with Congress Financial Corporation (Central) (“Congress”) until April 5, 2003.  The Waiver with Congress was signed to prevent a default, or potential default, under the adjusted net worth covenant in the Second Amended and Restated Loan Agreement dated August 24, 2001 (“Revolver”).  The Company also announced that its current Collective Bargaining Agreement with UFCW Locals 881 and 1546 has been extended to August 1, 2003.

On March 25, 2003, the Company announced that its Common Stock will be delisted from the Nasdaq Stock Market effective as of the opening of business on March 27, 2003.

On April 7, 2003, the Company announced that it filed voluntary Chapter 11 petitions in the U.S. Bankruptcy Court for the Northern District of Illinois in Chicago.  The Company received approval on an interim basis of its debtor-in-possession (DIP) financing and first-day orders in connection with restructuring.

On May 21, 2003, the Company announced that it received final Court approval of the Company’s $40 million debtor-in-possession (DIP) financing facility.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE FOOD CENTERS, INC.

By:	/s/ Robert J. Kelly
Robert J. Kelly
Chairman, Chief Executive Officer
and President

DATED:  May 23, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert J. Kelly	Chairman, Chief Executive Officer and President	May 23, 2003
Robert J. Kelly

/s/ Randall D. McMurray	Vice President- Controller and Acting Chief	May 23, 2003
Randall D. McMurray	Financial Officer (Principal Financial Officer)

/s/ HerbertW. Fickel	Vice President- Treasurer	May 23, 2003
Herbert W. Fickel	(Principal Accounting Officer)

/s/ Peter B. Foreman	Director	May 23, 2003
Peter B. Foreman

/s/ Steven M. Friedman	Director	May 23, 2003
Steven M. Friedman

/s/ Alain M. Oberrotman	Director	May 23, 2003
Alain Oberrotman

/s/ Jerry I. Reitman	Director	May 23, 2003
Jerry I. Reitman

/s/ William J. Snyder	Director and Acting Secretary	May 23, 2003
William J. Snyder

Exhibit No. —	Description

2.1—	First Amended Reorganization Plan of Eagle Food Centers, Inc., dated April 17, 2000 (filed as Exhibit 2.1 to Form 8-K dated July 7, 2000 and incorporated herein by reference).

2.2—

Order Pursuant to 11 U.S.C. Sections 105 and 1127 (b) Allowing Non-Material, Technical Modification to First Amended Reorganization Plan of Eagle Food Centers, Inc. (filed as Exhibit 2.1 to Form 8-K dated August 7, 2000 and incorporated herein by reference).

2.3—	Announcement of filing voluntary Chapter 11 petitions in U.S. Bankruptcy Court (filed as Exhibit 2.1 on Form 8-K dated April 7, 2003 and incorporated herein by reference).

2.4—

Announcement of the Company receiving approval of first-day orders in connection with restructuring and debtor-in-possession (DIP) financing (filed as Exhibit 2.2 on Form 8-K dated April 7, 2003 and incorporated herein by reference).

2.5—

Announcement of the Company receiving final Court approval of the Company’s $40 million debtor-in-possession (DIP) financing facility (filed as Exhibit 2.3 on Form 8-K dated May 21, 2003 and incorporated herein by reference).

3.1—	Restated By-laws of the Company (filed as Exhibit 3.2 to the Form 8-K dated July 7, 2000 and incorporated herein by reference).

3.2—	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3(i) to the Form 8-K dated July 5, 2001 and incorporated herein by reference).

4.1—	Form of Note (filed as Exhibit 4.2 to the Form 8-K dated August 7, 2000 and incorporated herein by reference).

4.2—

Form of Indenture, dated as of August 7, 2000, between the Company and U.S. Bank Trust National Association, as trustee (filed as Exhibit 4.1 to the Form 8-K dated August 7, 2000 and incorporated herein by reference).

10.1—

Transaction Agreement, dated as of October 9, 1987, between EFC and Lucky Stores, Inc. (filed as Exhibit 10.8 to the Registration Statement on Form S-1 No. 33-20450 and incorporated herein by reference).

10.2—

Assignment and Assumption Agreement, dated November 10, 1987, among EFC, Lucky Stores, Inc. and Pasquale V. Petitti regarding the Deferred Compensation Agreement (filed as Exhibit 10.11 of the Registration Statement on Form S-1 No. 33-20450 and incorporated herein by reference).

10.3—

Trademark License Agreement, dated November 10, 1987, between Lucky Stores, Inc. and EFC (filed as Exhibit 10.19 to the Registration Statement on Form S-1 No. 33-20450 and incorporated herein by reference).

10.4—

Letter Agreement, dated April 28, 1988, among American Stores Company, the Company’s predecessor and Odyssey Partners (filed as Exhibit 10.29 to the Registration Statement on Form S-1 No. 33-20450 and incorporated herein by reference).

10.5—

Letter Agreement, dated June 10, 1988, between the Company’s predecessor and Lucky Stores, Inc. amending the Trademark License Agreement (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended January 28, 1989 (the “1988 10-K”) and incorporated herein by reference).

10.6—

Eagle Food Centers, Inc. Stock Incentive Plan, adopted in June 1990 (filed as Exhibit 19 to the Company’s Annual Report on Form 10-K for the year ended February 1, 1992 and incorporated herein by reference).

10.7—

Employment agreement dated May 10, 1995 between the Company and Robert J. Kelly, its President and Chief Executive Officer (filed as Exhibit 19 to the Company’s Form 10-Q for the quarter ended July 29, 1995 and incorporated herein by reference).

10.8—	1995 Stock Incentive Plan as approved on June 21, 1995 (filed as Exhibit 18 to the Company’s Form 10-Q for the quarter ended July 29, 1995 and incorporated herein by reference).

10.9—

Employment Contract dated December 13, 1999 between the Company and Jeff Little, its Chief Executive Officer and President effective January 31, 2000 (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended January 29, 2000 and incorporated herein by reference).

10.10—	Escrow Agreement between Eagle Food Centers, Inc. and U.S. Bank Trust National Association (filed as Exhibit 10.1 to Form 8-K dated August 7, 2000 and incorporated herein by reference).

10.11—

Eagle Food Centers, Inc. 2000 Stock Incentive Plan, dated and approved September 13, 2000 (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10K for the year ended February 3, 2001 and incorporated herein by reference).

10.12—

Employment Contract correction for contract dated December 13, 1999 between the Company and Jeff Little, its Chief Executive Officer and President effective January 31, 2000 (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10K for the year ended February 3, 2001 and incorporated herein by reference).

10.13—

Second Amended and Restated Loan and Security Agreement with Congress Financial Corporation (Central) date August 24, 2001 (filed as Exhibit 10.21 to the Company’s Form 10Q for the quarter ended November 3, 2001 and incorporated herein by reference).

10.14—	Amended Employment Agreement dated January 24, 2002 between the Company and Robert J. Kelly, Chairman of the Board, President and Chief Executive Officer.

10.15—	Employment agreement dated May 9, 2002 between the Company and Ward Dunn, Vice President of Sales and Marketing.

10.16—	Announcement of Limited Waiver Agreement with Congress Financial Corporation (Central) (filed as Exhibit 10.1 to Form 8-K dated December 4, 2002 and incorporated herein by reference).

10.17—	Announcement of extension on Limited Waiver Agreement with Congress Financial Corporation (Central) (filed as Exhibit 10.2 to Form 8-K dated January 31, 2003 and incorporated herein by reference).

10.18—	Announcement of extension on Limited Waiver Agreement with Congress Financial Corporation (Central) (filed as Exhibit 10.1 to Form 8-K dated March 11, 2003 and incorporated herein by reference).

16.1—	Letter from Deloitte & Touche LLP on change of certifying accountant (filed as Exhibit 16 to Form 8-K dated July 28, 2000 and incorporated herein by reference).

18.1—	Preferability Letter from Deloitte and Touche dated April 14, 2000 (filed as Exhibit 18.1 to the Form 10-K dated April 28, 2000 and incorporated herein by reference).

18.2—

Letter from KPMG LLP regarding preferability of change in accounting principle for inventories (filed as Exhibit 18.2 to the Form 10-Q for the quarter ended May 4, 2002 and incorporated herein by reference).

21—*	Subsidiaries of the Registrant.

99.1—	Form of Noteholder agreements to vote for Plan of Reorganization (filed as Exhibit 99.2 to Form 8-K dated February 29, 2000 and incorporated herein by reference).

99.2—

Disclosure Statement with Respect to First Amended Reorganization Plan of Eagle Food Centers, Inc. dated April 17, 2000 (filed as Exhibit 99.1 to Form 8-K dated July 7, 2000 and incorporated herein by reference).

99.3—

Findings of Fact, Conclusion of Law, and Order Under 11 U.S.C. §§ 1129(a) and (b) and Fed. R. Bankr. P. 3020 Confirming First Amended Reorganization Plan of Eagle Food Centers, Inc. (filed as Exhibit 99.2 to Form 8-K dated July 7, 2000 and incorporated herein by reference).

99.4—	Order and Final Decree closing the Chapter 11 Case as of January 28, 2002.

99.5—

Announcement of Mr. Randall McMurray appointed as Acting Chief Financial Officer and Mr. Herbert Fickel assuming additional responsibilities (filed as Exhibit 99.1 to Form 8-K dated January 31, 2003 and incorporated herein by reference).

99.6—	Announcement that the Company’s Common Stock will be delisted from the Nasdaq Stock Market (filed as Exhibit 99.1 to Form 8-K dated March 25, 2003 and incorporated herein by reference).

*Filed herewith.

CERTIFICATIONS

I, Robert J. Kelly, certify that:

1. I have reviewed this annual report on Form 10-K of Eagle Food Centers, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 23, 2003

/s/ Robert J. Kelly
Robert J. Kelly
Chairman, Chief Executive Officer and President

I, Randall D. McMurray, certify that:

1. I have reviewed this annual report on Form 10-K of Eagle Food Centers, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 23, 2003

/s/ Randall D. McMurray
Randall D. McMurray
Vice President – Controller and Acting Chief Financial Officer

Certification of Chief Executive Officer

Pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

In connection with this annual report on Form 10-K of Eagle Food Centers, Inc. I, Robert J. Kelly, Chief Executive Officer of Eagle Food Centers, Inc., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1)                                  The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)                                  The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Eagle Food Centers, Inc.

Date: May 23, 2003	/s/ Robert J. Kelly
Robert J. Kelly
Chairman, Chief Executive Officer and President

Certification of Chief Financial Officer

Pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

In connection with this annual report on Form 10-K of Eagle Food Centers, Inc. I, Randall D. McMurray, Acting Chief Financial Officer of Eagle Food Centers, Inc., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1)                                  The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)                                  The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Eagle Food Centers, Inc.

Date: May 23, 2003	/s/ Randall D. McMurray
Randall D. McMurray
Vice President-Controller and Acting Chief Financial Officer