Form 10-Q
period 2003-05-03
EAGLE FOOD CENTERS INC
filed 2003-06-17
CIK 30908

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number 0-17871

EAGLE FOOD CENTERS, INC.

(Exact name of registrant as specified in the charter)

Delaware	36-3548019
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Rt. 67 & Knoxville Rd., Milan, Illinois 61264
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (309) 787-7700

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court:  Yes  ☒    No  ☐

The number of shares of the Registrant’s Common Stock, par value four cents ($0.04) per share, outstanding at June 13, 2003 was 3,110,935.

PART I - FINANCIAL INFORMATION

Item 1:          Financial Statements

EAGLE FOOD CENTERS, INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Quarter Ended
	May 3, 2003	May 4, 2002
		(as adjusted, see note)
Sales	$136,199	$152,807
Cost of goods sold	(97,927)	(110,818)
Gross margin	38,272	41,989
Operating expenses:
Selling, general and administrative	(35,599)	(38,188)
Store closing and asset impairment	(1,704)	—
Reorganization items, net	(2,871)	—
Depreciation and amortization	(3,572)	(4,521)
Operating income (loss)	(5,474)	(720)
Interest expense, net	(3,073)	(3,108)
Gain on extinguishment of debt	—	478
Earnings (loss) from continuing operations	(8,547)	(3,350)
Earnings (loss) from discontinued operations	(193)	171
Net loss	$(8,740)	$(3,179)

Weighted average basic shares outstanding	3,110,935	3,118,652

Basic and diluted loss per common share:
Earnings (loss) from continuing operations	$(2.75)	$(1.07)
Earnings (loss) from discontinued operations	(0.06)	0.05
Net loss	$(2.81)	$(1.02)

See notes to the unaudited consolidated financial statements.

EAGLE FOOD CENTERS, INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

(Unaudited)

	May 3, 2003	February 1, 2003
ASSETS
Current assets:
Cash and cash equivalents	$3,213	$3,892
Restricted assets	8,193	8,840
Accounts receivable, net of allowance for doubtful accounts of $1.4 million in fiscal 2003 and in fiscal 2002	8,802	7,246
Inventories	43,172	46,666
Prepaid expenses and other	9,680	5,823
Total current assets	73,060	72,467

Property and equipment, net	91,194	95,962
Other assets:
Deferred software costs, net	2,512	3,029
Property held for resale, net	2,486	2,530
Other	1,266	1,120
Total other assets	6,264	6,679
Total assets	$170,518	$175,108

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$13,066	$19,016
Payroll and associate benefits	13,978	14,336
Accrued liabilities	7,943	11,963
Reserve for closed stores	—	64
Accrued taxes	1,016	5,436
Loan and security agreement and debtor-in-possession financing	19,902	—
Loan and security agreement	—	25,135
Current portion of long term debt	157	900
Total current liabilities	56,062	76,850
Long term debt:
Senior notes, net	—	63,318
Capital lease obligations	—	32,303
Other	260	301
Total long term debt	260	95,922
Other liabilities:
Reserve for closed stores	—	910
Other deferred liabilities	—	7,466
Total other liabilities	—	8,376
Liabilities subject to compromise	128,938	—
Total liabilities	185,260	181,148
Shareholders’ deficit:
Preferred stock, $.01 par value, 100,000 shares authorized	—	—
Common stock, $.04 par value, 4,500,000 shares authorized, 3,357,605 shares issued	134	134
Capital in excess of par value	55,464	55,464
Common stock in treasury, at cost, 246,670 shares	(2,383)	(2,383)
Accumulated other comprehensive loss	(4,662)	(4,700)
Accumulated deficit	(63,295)	(54,555)
Total shareholders’ deficit	(14,742)	(6,040)
Commitments and contingencies
Total liabilities and shareholders’ deficit	$170,518	$175,108

See notes to the unaudited consolidated financial statements.

EAGLE FOOD CENTERS, INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	May 3, 2003	May 4, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,740)	$(3,179)
Adjustments to reconcile net loss to net cash flows from operating activities:
Gain on extinguishment of debt	—	(478)
Depreciation and amortization	3,583	4,555
Reorganization items:
Reorganization items, net	2,871	—
Payments for professional fees	(1,087)	—
Deferred charges	(685)	—
Other	(12)	—
Store closing and asset impairment	1,704	—
Deferred charges and credits	872	172
(Gain) loss on disposal of assets	(102)	1
Changes in assets and liabilities:
Receivables and other assets	(5,333)	44
Inventories	3,494	2,319
Accounts payable	6,554	(3,867)
Accrued and other liabilities	1,205	(4,904)
Principal payments on reserve for closed stores	(35)	(302)
Net cash flows from operating activities	4,289	(5,639)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable securities, net	685	978
Additions to property and equipment	(37)	(2,119)
Cash proceeds from sale/leasebacks or dispositions of property and equipment	34	46
Cash proceeds from dispositions of property held for resale	147	—
Net cash flows from investing activities	829	(1,095)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs on debtor-in- possession financing	(340)	—
Principal payments on capital lease obligations	(224)	(201)
Principal payments on senior notes	—	(563)
Net loans (repayments) on secured debt	(5,233)	4,646
Purchase of treasury stock	—	(13)
Net cash flows from financing activities	(5,797)	3,869

NET CHANGE IN CASH AND CASH EQUIVALENTS	(679)	(2,865)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,892	4,667
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,213	$1,802

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,129	$4,758

Noncash investing and financing activities:
Unrealized gain (loss) on securities	$38	$(64)

See notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reorganization Proceedings Under Chapter 11 of the Bankruptcy Code

On April 7, 2003 (the “Petition Date II”), the Company filed a voluntary petition under Chapter 11 of Title 11 of the United States Code (the “Second Bankruptcy Case”).  The petition was filed in the United States Bankruptcy Court for the Northern District of Illinois in Chicago (“Court”) under case number 03-15299.  The Company continues to manage its affairs and operate its business as a debtor-in-possession while the Second Bankruptcy Case is pending.

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

Since the Company’s restructuring efforts in 2000, it has faced new threats from increased non-union competition, rising costs in health and welfare, significant cash outlays to cover interest expense from its outstanding Senior Notes, and a recessionary economy.  As a result, the Company’s overall cost of doing business increased and its revenues declined. The Company has experienced cumulative losses during the last three fiscal years of $34.8 million, and had a stockholders’ deficit of $14.7 million at May 3, 2003.

During the third fiscal quarter of 2002, the Company became concerned that it could violate a covenant under its Second Amended and Restated Loan and Security Agreement (“Revolver”) with Congress.  In particular, the Revolver contains a financial covenant requiring the Company to maintain an “Adjusted Net Worth” (as defined in the Revolver) of $3.0 million.  The Company and Congress entered into a limited waiver agreement, effective as of November 1, 2002, which waived the Adjusted Net Worth covenant until February 1, 2003, which was subsequently extended to April 5, 2003 (the “Waiver”). Since the Company did not attempt to extend the Waiver beyond April 5, 2003, it was not in compliance with the financial covenant as of April 6, 2003.  The Company determined it would not be able to cure the default within the next twelve months. Therefore, according to EITF Issue No. 86-30 “Classification of Obligations When a Violation is Waived by the Creditor” the related debt is classified as current.  Moreover, the Company’s Senior Notes required an interest payment of approximately $3.5 million on April 15, 2003. Subsequent to the filing, the interest payment relating to the Senior Notes was not made, which is an event of default under the Indenture for the Senior Notes.  This upcoming interest payment, the low excess availability ($1.5 million) under the Revolver, the tightening of vendor credit, the expiration of the Waiver, the Company’s increasing cost structure, and the slow economic climate forced the Company to file for Chapter 11 protection. The filing of the Second Bankruptcy Case is also an event of default under the Revolver and under the Indenture for the Senior Notes and the debts outstanding became immediately due and payable subject, however, to the automatic stay provisions of Chapter 11.  The Company is embarking upon this restructuring in order to attempt to create financial flexibility for future operating requirements and capital expenditures.  In preparations for the Chapter 11 filing, the Company, together with its outside advisors, have identified certain strategic alternatives to maximize value for its creditors.  The Company, in its business judgment, is evaluating all possible strategic alternatives, including the possible sale of some or all of its assets.

In conjunction with the Chapter 11 filing on April 7, 2003, the Company received a commitment for up to $40 million in debtor-in-possession (DIP) financing from Congress which the bankruptcy court approved on an interim basis, with the final DIP order approved on May 20, 2003.  The interest rates for this facility are the same as defined in the Waiver with a weighted average rate of 4.37% on May 3, 2003.

The United States Trustee has appointed an unsecured creditors’ committee.  This committee and its legal representatives often take positions on matters that come before the Court, and is the most likely entity with which the Company will negotiate the terms of a plan of reorganization.  There can be no assurance that this committee will support the Company’s positions in the bankruptcy proceedings or the plan of reorganization once proposed, and disagreements between the Company and this committee could protract the bankruptcy proceedings, could negatively impact our ability to operate during bankruptcy, and could delay our emergence from bankruptcy.

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

Inclusion of the Company’s common stock on the OTC Bulletin Board could adversely affect the liquidity of the Company’s common stock and may impact the public’s perception of the Company.  There can be no assurance that delisting will not have a material adverse effect on liquidity or business operations.

Common Stock Risks - At this time, it is not possible to predict the effect of the Chapter 11 reorganization on our business, various creditors and security holders or when we will be able to exit Chapter 11.

Under the priority scheme established by the Bankruptcy Code, certain postpetition liabilities and prepetition liabilities need to be satisfied before shareholders are entitled to receive any distribution.  The ultimate recovery to common shareholders, if any, will not be determined until confirmation of a plan or plans of reorganization.  No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to the common shareholders.  A plan of reorganization could also result in holders of the Company’s common stock receiving no value for their interests.  Because of such possibilities, the value of the common stock is highly speculative.  Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in the securities.

Currently, the Board of Directors believes it is unlikely there will be any recovery of value to common shareholders.

Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with the summary of significant accounting policies set forth in the notes to the audited financial statements contained in the Company’s Form 10-K filed with the Securities and Exchange Commission on May 23, 2003.

In the opinion of management, the accompanying unaudited financial statements reflect fairly, under generally accepted accounting principles, the results of operations and financial position for the interim periods presented.  Operating results for the thirteen weeks ended May 3, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2004.

Reorganization items - Since the Petition Date II the Company has operated its business as a debtor-in-possession under the Bankruptcy Code.  The American Institute of Certified Public Accountant’s (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”) provides guidance for financial reporting by entities that have filed petitions with the Bankruptcy Court and expect to reorganize under Chapter 11 of the Bankruptcy Code.

Under SOP 90-7, the financial statements of an entity in a Chapter 11 reorganization proceeding should distinguish transactions and events that are directly associated with the reorganization from those of the operations of the ongoing business as it evolves.  Accordingly, SOP 90-7 requires the following financial reporting or accounting treatments with respect to each of the financial statements:

The balance sheet separately classifies prepetition liabilities as those subject to compromise (generally unsecured and undersecured claims) and those not subject to compromise (including fully secured claims).  Prepetition liabilities are reported on the basis of the expected amount of such allowed claims, as opposed to the amount for which those allowed claims may be settled.  Under an approved final plan of reorganization, those claims may be settled at amounts substantially less than their allowed amounts. The automatic stay provisions of Chapter 11 make it unnecessary to reclassify prepetition long-term liabilities to current even though prepetition creditors might demand payment or there is a violation of a covenant in a debt agreement.

When debt subject to compromise, such as the senior notes, has become an allowed claim and that claim differs from the net carrying amount of the debt (defined as the face amount of the debt less unamortized debt issuance costs and discount), the net carrying amount is adjusted to the amount of the allowed claim.  The resulting gain or loss is classified as a reorganization item.

The statement of operations, pursuant to SOP 90-7, reports revenues and expenses, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business separately as reorganization items, net, except for those required to be reported as discontinued operations in conformity with Statement of Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Professional fees are expensed as incurred.  Interest expense is reported only to the extent that it will be paid during the proceeding or that it is probable that it will be an allowed claim.

The statement of cash flows reports reorganization items separately within the operating, investing and financing categories.

Stock Based Compensation - The Company accounts for stock option grants and awards under its stock based compensation plans in accordance with Accounting Principles Board Opinion No. 25. If compensation cost for stock option grants and awards had been determined based on fair value at the grant dates for quarters ended May 3, 2003 and May 4, 2002 consistent with the method prescribed by SFAS No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, the Company’s net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

		Quarter Ended
(In thousands, except per share data)		May 3, 2003	May 4, 2002

Net loss:	As reported	$(8,740)	$(3,179)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(9)	(7)
	Pro Forma	$(8,749)	$(3,186)

Basic and diluted net loss per share:	As reported	$(2.81)	$(1.02)
	Pro Forma	$(2.81)	$(1.02)

The Company implemented SFAS No. 144 on February 3, 2002.  During the first quarter of fiscal 2003 the Company recorded an asset impairment charge of $1.7 million which is included in store closing and asset impairment in the Consolidated Statements of Operations.  In accordance with SFAS No. 144, the two stores that the Company closed in fiscal 2002, the two stores that the Company closed in the first quarter of fiscal 2003 and the one store the Company closed in the second quarter of fiscal 2003 are required to be reported as discontinued operations. The results include all direct charges to the operations of the stores.  Corporate overhead, including interest, is not included in discontinued store operations.  The results are excluded from the accompanying notes to the Consolidated Financial Statements, unless otherwise noted.  Sales relating to discontinued operations were $2.6 million in the first quarter of fiscal 2003 and $8.9 million in the first quarter of fiscal 2002. The Company’s discontinued operations recorded a loss of $193 thousand in the first quarter of fiscal 2003 and income of $171 thousand in the first quarter of fiscal 2002.  In the first quarter of fiscal 2003, the Company reclassified the assets of one store with a book value of $161 thousand from “Property and Equipment (Net)” to “Property Held for Resale” as this store was closed and the assets sold during the second quarter of fiscal 2003.

The Company implemented SFAS No. 145  on May 5, 2002 at the beginning of the second quarter of fiscal 2002.  The quarter ended May 4, 2002 has been reclassed to conform to the provisions of Statement No. 145.  The effects of implementation are illustrated as follows:

	Quarter Ended
(Dollars in thousands)	May 3, 2003	May 4, 2002
Gain on extinguishment of debt increase	$—	$478
Extraordinary item - gain on extinguishment of debt decrease	$—	$478

Reclassifications

Certain reclassifications were made to balances for the May 4, 2002 quarter end to conform to May 3, 2003 presentation.

Liabilities Subject to Compromise

Liabilities subject to compromise refer to liabilities incurred prior to the filing of a petition for protection under the Bankruptcy Code, except those claims that will not be impaired.  The liabilities subject to compromise represent management’s best estimate of known or potential claims to be resolved in connection with the Chapter 11 filing.  Such claims may be subject to future adjustment depending on Court action, further developments with respect to disputed claims or other events.  The principal categories of claims classified as liabilities subject to compromise consist of the following:

(Dollars in thousands)	May 3, 2003

Senior notes	$64,076
Accrued interest payable on the Senior notes	3,917
Prepetition accounts payable	13,591
Closed store reserve	953
Capital leases	32,863
Real estate taxes	4,882
Other deferred debt	7,078
Other	1,578

Total	$128,938

Reorganization Items, Net

A summary of costs recognized during the first quarter of fiscal 2003 relating to the Second Bankruptcy Case is as follows:

(Dollars in thousands)	Quarter Ended May 3, 2003

Professional fees	$2,174
Unamortized issuance cost and discount on senior notes	685
Other	12
Total	$2,871

The net reorganization items are based on information presently available to the Company, however, the actual costs could differ materially from the estimates.  Additionally, other costs may be incurred which cannot be presently estimated.

Professional fees - Professional fees relate to legal, accounting, consulting and other professional costs directly attributable to the Second Bankruptcy Case and are being expensed as incurred.

Unamortized issuance cost and discount on senior notes - When debt subject to compromise, such as the senior notes, has become an allowed claim and that claim differs from the net carrying amount of the debt (defined as the face amount of the debt less unamortized debt issuance costs and discount), the net carrying amount is adjusted to the amount of the allowed claim.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in the Company’s equity during the period, except transactions with stockholders of the Company.  Comprehensive loss consisted of the following:

	Quarter Ended
(Dollars in thousands)	May 3, 2003	May 4, 2002

Net loss	$(8,740)	$(3,179)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	38	(64)

Comprehensive loss	$(8,702)	$(3,243)

Risks and Uncertainties

See Reorganization Proceedings Under Chapter 11 of the Bankruptcy Code above.

The Company’s collective bargaining agreement with Union locals covering 35 stores, representing 45.5% of the Company’s associates, were due to expire on November 16, 2002.  The Company signed an agreement on November 1, 2002 extending the term of the collective bargaining agreement until December 16, 2002 and subsequently signed another agreement on December 16, 2002 extending the term of the collective bargaining agreement until February 1, 2003 and subsequently signed another agreement extending the term of the collective bargaining agreement until August 1, 2003.  In addition, the Company has collective bargaining agreements covering two stores, representing 1.8% of the Company’s associates, which are under extension agreements pending negotiation of new collective bargaining agreements.  The Company expects to continue to negotiate with the unions while a plan of reorganization develops.  There can be no assurance, however, that such agreements will be reached without a work stoppage.  A prolonged work stoppage affecting a substantial number of stores could have a material adverse effect on the Company’s financial position and results of operations.

Litigation

On April 7, 2003 (the “Petition Date II”), the Company filed a voluntary petition under Chapter 11 of Title 11 of the United States Code (“Second Bankruptcy Case”).  The petition was filed in the United States Bankruptcy Court for the Northern District of Illinois in Chicago under case number 03-15299.  The Company continues to manage its affairs and operate its business as a debtor-in-possession while the Second Bankruptcy Case is pending.  Additional information relating to the Second Bankruptcy Case is set forth in the notes to the consolidated financial statements under the caption “Reorganization Proceedings Under Chapter 11 of the Bankruptcy Code.”

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

New Accounting Standards

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is primarily effective for contracts entered into or modified after June 30, 2003. The Company has determined the application of this statement will not have a material effect on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No.150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability when previously it was classified as equity (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003. The Company has determined the application of this statement will not have a material effect on its consolidated financial statements.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are important to the portrayal of Eagle’s financial condition and results of operations and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Inventory-Inventories are stated at the lower of cost or market.  Cost is determined through use of the first-in, first-out (“FIFO”) method, for substantially all inventories, applied to inventory values determined primarily by the retail inventory method (“RIM”) for store inventories and the weighted average inventory method for warehouse inventories.

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

Results of Continuing Operations

Sales for continuing operations for the Company’s first quarter ended May 3, 2003 were $136.2 million, a decrease of $16.6 million or 10.9% compared to sales of $152.8 million for the quarter ended May 4, 2002. These sales declines were due primarily to continued new store openings by competitors and a challenging competitive environment.  There were 59 stores included in continuing operations at the end of the quarter. The sales for the two stores that closed during fiscal 2002, the two stores that closed during the first quarter of fiscal 2003 and the one store that has closed in the second quarter of fiscal 2003 are classified as discontinued operations.

The gross margin for the first quarter of fiscal 2003 was $38.3 million or 28.1% of sales compared to $42.0 million or 27.5% of sales for the same quarter of fiscal 2002. The gross margin decline of $3.7 million is primarily due to the decrease in sales, partially offset by an increase of $663 thousand relating to the application of The Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”.

Selling, general and administrative expense for the first quarter of fiscal 2003 was $35.6 million or 26.1% of sales compared to $38.2 million or 25.0% of sales in the same quarter of fiscal 2002. The decrease of $2.6 million for the quarter is primarily due to decreases of $1.3 million in advertising expense, $350 thousand of severance expense, and a reduction in variable expenses of $1.7 million associated with the decline in sales, partially offset by an increase of $919 thousand relating to the application of EITF Issue No. 02-16.

For the quarter ended May 3, 2003 the Company recorded a store closing and asset impairment charge of $1.7 million for underperforming stores.

A charge of $2.9 million was recorded during the first quarter of fiscal 2003 for reorganization items, including $2.2 million in professional fees, $685 thousand in unamortized issuance cost and discount on senior notes, and $12 thousand of other items.

Depreciation and amortization expense for the quarter ended May 3, 2003 was $3.6 million or 2.6% of sales compared to $4.5 million or 3.0% of sales in the same quarter of fiscal 2002.  The decrease is primarily due to a decrease in capital spending since fiscal year 1999 resulting in a higher percentage of the Company’s capital assets being fully depreciated.  Net interest expense was $3.1 million or 2.3% of sales in the first quarter of fiscal 2003 compared to $3.1 million or 2.0% of sales in the same quarter of fiscal 2002.

Gain on extinguishment of debt of $478 thousand was recorded in the first quarter of fiscal 2002 relating to the repurchase of senior notes.  Senior notes with a face value of $1.0 million were purchased for $563 thousand plus accrued interest.

In accordance with SFAS No. 144, the two stores that the Company closed in fiscal 2002, the two stores that the Company closed in the first quarter of fiscal 2003 and the one store the Company closed in the second quarter of fiscal 2003 are required to be reported as discontinued operations. The results include all direct charges to the operations of the stores.  Corporate overhead, including interest, is not included in discontinued store operations.  The results are excluded from the accompanying notes to the Consolidated Financial Statements, unless otherwise noted.  Sales relating to discontinued operations were $2.6 million in the first quarter of fiscal 2003 and $8.9 million in the first quarter of fiscal 2002. The Company’s discontinued operations recorded a loss of $193 thousand in the first quarter of fiscal 2003 and income of $171 thousand in the first quarter of fiscal 2002.

The net loss, including discontinued operations, for the first quarter of fiscal 2003 was $8.7 million or $2.81 per share compared to a net loss of $3.2 million or $1.02 per share in the same quarter of fiscal 2002. No tax benefit was recognized in fiscal 2003 or 2002 as the Company is in a net operating loss carryforward position.  Valuation allowances have been established for the entire amount of net deferred tax assets due to the uncertainty of future recoverability.

Liquidity and Capital Resources

The Company’s Senior Notes required an interest payment of approximately $3.5 million on April 15, 2003.  This upcoming interest payment, the low excess availability under the Revolver, the tightening of vendor credit, the expiration of the Waiver, the Company’s increasing cost structure, and the slow economic climate forced the Company to file for Chapter 11 protection on April 7, 2003 (See “Reorganization Proceedings Under Chapter 11 of the Bankruptcy Code”).  Subsequent to the filing, the interest payment relating to the Senior Notes was not made, which is an event of default under the Indenture for the Senior Notes.  Also, the filing of the Second Bankruptcy Case is an event of default under the Indenture and the Senior Notes became immediately due and payable subject to the automatic stay provisions of Chapter 11. The Company is embarking upon this restructuring in order to attempt to create financial flexibility for future operating requirements and capital expenditures.  In preparations for the Chapter 11 filing, the Company, together with its outside advisors, have identified certain strategic alternatives to maximize value for its creditors.  The Company, in its business judgment, is evaluating all possible strategic alternatives, including the possible sale of some or all of its assets.

In conjunction with the Chapter 11 filing on April 7, 2003, the Company received a commitment for up to $40 million in debtor-in-possession (DIP) financing from Congress which replaced the Revolver.  On April 7, 2003, the bankruptcy court approved the DIP financing on an interim basis, with the final DIP order approved on May 20, 2003.  The interest rates for this facility are the same as defined in the Waiver with a weighted average rate of 4.37% on May 3, 2003.

On May 3, 2003, the Company had $19.9 million in loans against the DIP financing and no letters of credit outstanding.  Subject to the borrowing base provisions of the DIP financing, the Company had additional availability of $8.5 million on May 3, 2003.  As outlined under “Safe Harbor Statements Under the Private Securities Litigation Reform Act of 1995” and since no plan of reorganization has been determined, there can be no assurance of future availability which could cause the Company to seek additional financing or force the Company to liquidate.

Cash generated by operating activities was $4.3 million for the quarter ended May 3, 2003 compared to cash used by operating activities of $5.6 million in the comparable period of fiscal 2002.  The net loss and non-cash charges used $1.6 million of cash.  Working capital changes generated $5.9 million, due primarily to increases in accounts payable and accrued and other liabilities and a decrease in inventories, partially offset by increases in accounts receivable and other assets.

Working capital at May 3, 2003 was $17.0 million and the ratio of current assets to current liabilities was 1.30 to 1 compared to negative $4.4 million and 0.94 to 1 on February 1, 2003.  The increase in working capital is primarily due to classifying certain liabilities as subject to compromise on May 3, 2003 compared to as current on February 1, 2003.

Additions to property and equipment for the first quarter of fiscal 2003 were $37 thousand compared to $2.1 million in the same period of fiscal 2002.

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

Inclusion of the Company’s common stock on the OTC Bulletin Board could adversely affect the liquidity of the Company’s common stock and may impact the public’s perception of the Company.  There can be no assurance that delisting will not have a material adverse effect on liquidity or business operations.

Common Stock Risks - At this time, it is not possible to predict the effect of the Chapter 11 reorganization on our business, various creditors and security holders or when we will be able to exit Chapter 11.

Under the priority scheme established by the Bankruptcy Code, certain postpetition liabilities and prepetition liabilities need to be satisfied before shareholders are entitled to receive any distribution.  The ultimate recovery to common shareholders, if any, will not be determined until confirmation of a plan or plans of reorganization.  No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to the common shareholders.  A plan of reorganization could also result in holders of the Company’s common stock receiving no value for their interests.  Because of such possibilities, the value of the common stock is highly speculative.  Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in the securities.

Currently, the Board of Directors believes it is unlikely there will be any recovery of value to common shareholders.

The Company’s collective bargaining agreement with Union locals covering 35 stores, representing 45.5% of the Company’s associates, expired on November 16, 2002.  The Company signed an agreement on November 1, 2002 extending the term of the collective bargaining agreement until December 16, 2002 and subsequently signed another agreement on December 16, 2002 extending the term of the collective bargaining agreement until February 1, 2003 and subsequently signed another agreement extending the term of the collective bargaining agreement until August 1, 2003.  In addition, the Company has collective bargaining agreements covering two stores, representing 1.8% of the Company’s associates, which are under extension agreements pending negotiation of new collective bargaining agreements.  The Company expects to continue to negotiate with the unions while a plan of reorganization develops.  There can be no assurance, however, that such agreements will be reached without a work stoppage.  A prolonged work stoppage affecting a substantial number of stores could have a material adverse effect on the Company’s financial position and results of operations.

Safe Harbor Statements Under the Private Securities Litigation Reform Act of 1995

The statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other statements in this Form 10-Q which are not historical facts are forward looking statements.  These forward looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, acceptance of the Company’s products in the marketplace, the effect of economic conditions, the impact of current and additional competitive stores and pricing, availability and costs of inventory, employee costs and availability, the rate of technology change, the cost and uncertain outcomes of pending and unforeseen litigation including the Second Bankruptcy Case, the availability and cost of capital including the continued availability of capital under the interim DIP financing (final order approved May 20, 2003), supply constraints or difficulties, the effect of the Company’s accounting policies, the effect of regulatory and legal developments and other risks detailed in the Company’s Securities and Exchange Commission filings or in material incorporated therein by reference.

Similarly, these and other factors, including the terms of any reorganization plan ultimately confirmed, can affect the value of the Company’s various prepetition liabilities and common stock. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies.  Accordingly, the Company urges that the appropriate caution be exercised with respect to existing and future investments in any of these liabilities and/or securities.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

No significant changes since filing the Form 10-K, for the period ended February 1 2003, with the Securities and Exchange Commission on May 23, 2003.

Item 4: Procedures and Controls

a.	Evaluation of disclosure controls and procedures

Based on their evaluation as of a date within 90 days of the filing date of the Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that are filed and submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b.	Changes in internal controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II : OTHER INFORMATION:

Item 1 : Legal Proceedings

Chapter 11 Proceedings.  Reference is made to the notes to the consolidated financial statements under the caption “Reorganization Proceedings Under Chapter 11 of the  Bankruptcy Code.”

Item 2 : Changes in Securities and Use of Proceeds     Not Applicable

Item 3 : Defaults Upon Senior Securities

As a result of the filing by the Company on April 7, 2003 of a voluntary petition for relief under Chapter 11, Title 11 of the United States Code, a default occurred on the Company’s 11% Senior Notes due April 15, 2005 (“the Senior notes”).  The Company is also in default under the Senior notes because it did not pay the interest of approximately $3.5 million which was due on April 15, 2003.

Item 4 : Submission of  Matters to a Vote of Security Holders    Not Applicable

Item 5 : Other Information   Not Applicable

Item 6 : Exhibits and Reports on Form 8-K

No exhibits or reports were filed on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

EAGLE FOOD CENTERS, INC.

Dated: June 17, 2003	/s/ Robert J. Kelly
Robert J. Kelly
Chairman, Chief Executive Officer and President

Dated: June 17, 2003	/s/ Randall D. McMurray
Randall D. McMurray
Vice President –Controller and Acting Chief Financial Officer

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	June 17, 2003

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information  relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	June 17, 2003

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

Date: June 17, 2003	/s/ Robert J. Kelly
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

Date: June 17, 2003	/s/ Randall D. McMurray
Randall D. McMurray
Vice President-Controller and Chief Financial Officer